Form 10KSB
period 1995-12-31
ZEVEX INTERNATIONAL INC
filed 1996-03-27
CIK 827056

31

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-KSB


     [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995

                               OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 Commission file number 33-19583


                    ZEVEX INTERNATIONAL, INC.
   (Name of Small Business Issuer as specified in its charter)

              Nevada
                                                            87-
                                                            04628
                                                            07
          (State       or       other       jurisdiction       of
(I.R.S. Employer
               incorporation           or           organization)
Identification No.)

                      5175 Greenpine Drive,
                      Salt Lake City, Utah

                           (Zip Code)
                              84123
            (Address of principal executive offices)

  Issuers telephone number, including area code: (801) 264-1001


      Securities  Registered Pursuant to  Section  12(b)  of  the
Exchange Act: None

 Securities registered pursuant to Section 12(g) of the Exchange
                            Act: None

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the regestrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:
X   No:

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuers knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this form 10KSB: X

     The Issuers revenues for the fisccal year ended December 31, 1995 were $5,295,762

     The aggragate market value of the Companys voting stock held by nonaffiliates computed with reference to the average bid and asked prices for such stock in the over-the-counter market as qoted on the OTC Bulletin Board on February 12, 1996, was
                    approximately $2,876,000.
               DOCUMENTS INCORPORATED BY REFERENCE


     List hereunder the following documents if incorporated by reference and the part of the form 10K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933, as amended:

(1) Four copies of the proxy statement with respect to the Companys Annual Meeting of Shareholders held on June 1, 1995 are included in Part IV.
_________________________________________________________________
___________________________
     TABLE OF CONTENTS
_________________________________________________________________
____________________________
Item               Number               and               Caption
Page

PART I

1.                                                       Business
4

2.                                                     Properties
9

3.                          Legal                     Proceedings
10

4.     Submission of Matters to a
                Vote          of         Security         Holders
10

PART II

5.     Market for Companys Common Stock
               and        Related       Stockholder       Matters
11

6.     Managements Discussion and Analysis of
          Financial   Condition   and   Results   of    Operation
11

7.        Financial    Statements    and    Supplementary    Data
16

8.     Changes in and Disagreements with Accountants on
             Accounting       and      Financial       Disclosure
16

PART III

9.        Directors   and   Executive   Officers    of    Company
17

10.                      Executive                   Compensation
18

11.     Security Ownership of Certain Beneficial Owners
                               and                     Management
22

12.        Certain   Relationships   and   Related   Transactions
22

PART IV

13.     Exhibits, Financial Statement Schedules
             and        Reports        on        Form         8-K
24

FINANCIAL       STATEMENTS      AND      SUPPLEMENTARY       DATA
28
                             PART I

                        ITEM 1.  BUSINESS

Introduction

      ZEVEX International, Inc. (the "Company") is engaged in manufacturing and marketing operations through its wholly-owned subsidiary, ZEVEX, Inc. The Company was originally incorporated under the laws of Nevada on December 30, 1987, under the name Downey Industries, Inc. ZEVEX, Inc. was originally incorporated in Utah in November 1986, under the name Ultronix, Inc., and subsequently changed its name to ZEVEX, Inc. in May, 1987. Unless the context otherwise requires, the terms "ZEVEX" and "Company" as used throughout this report refer to both ZEVEX International, Inc., a Nevada corporation, and its wholly-owned subsidiary ZEVEX, Inc., a Utah corporation.

      The Company designs, manufactures, markets and sells custom and standard products utilizing ultrasonic transducers and related signal processing instrumentation. The Companys products are sold primarily to original equipment manufacturers ("OEMs") serving the medical, industrial and aerospace instrumentation markets. In most cases, the Companys design and engineering staffs work closely with the customer to design and develop a custom product which will perform the function desired by the customer. The Companys products range in complexity from simple ultrasonic transducers which convert electrical energy to sound waves, to electronic instrumentation systems which embody ultrasonic technology.

The Technology

     Ultrasonic transducers are used to convert electrical energy to acoustic energy or sound waves in predetermined configurations and intensities depending upon the specific application. The acoustic energy generated by the transducer is then utilized to perform a variety of functions involving either the transmission of sound waves as a power source or the transmission and reception of sound waves to provide interpretative data. In one application, the Companys transducers are used to drive precision surgical instruments, causing a cutting tip or needle to oscillate or vibrate at rates exceeding 50,000 times per second. In applications, transducers are coupled with signal processing equipment in order to transmit sound waves to or through a particular material or liquid. A signal processing circuit then records and interprets the pattern and frequency of returning sound waves to make determinations about the characteristics of the subject material. Such devices are used to detect the presence of air bubbles in liquids and monitor fluid levels in vessels.

      The Company designs and manufactures transducers of a variety of sizes which can be incorporated by an OEM into a final instrument or piece of equipment. The Companys ultrasonic process control products are designed to be mounted outside surgical tubing and containers and do not contain moving parts, which offer advantages in terms of non-invasive application, service and durability. As the Company has grown, its emphasis has shifted away from the performance of engineering services to the higher margin manufacturing operations. In addition, the Company has developed and is developing its own products to augment its OEM business.



Product Applications

     Custom products account for most of the Companys sales. The Companys custom products serve a variety of applications in the medical, industrial and aerospace instrumentation markets. In the development of custom products, the Company generally accepts primary responsibility for product design, having received input and output specifications from the potential customer. In most cases, prototypes are developed and delivered to the customer for evaluation before a firm order for production quantities is placed. The Company places a strong emphasis on developing a working relationship between its own engineering staff and the engineering staff of a potential customer during the product development phase.

          Ophthalmic Surgical Products. The Company manufactures piezoelectric handpieces, control circuits, and instrumentation employed in surgical procedures for the removal of cataracts, called phacoemulsification. The handpieces utilize ultrasonic energy to cause a needle located at the tip of the handpiece to oscillate at a high frequency. During the procedure, the surgeon holds the handpiece and inserts the needle through a small incision in the eye. The actuation of the needle causes fragmentation of the cataract tissue at the tip, which is emulsified and aspirated through ports in the handpiece. The phacoemulsification procedure has led to the treatment of cataracts as an out-patient procedure. Sales of phacoemulsification products accounted for approximately 40% of the Companys revenues in 1995, and 57% in 1994.

               Air Bubble Detectors. The Company manufactures a line of ultrasonic air bubble detectors which are non-invasive devices used to continuously detect the presence of air bubbles in fluids through most sizes and types of medical tubing. Each system consists of a pair of ultrasonic transducers encapsulated in a sensor housing, accompanied by a single compact circuit board. Certain of these circuits have been approved for use in medical infusion systems by the TUV Product Service of Germany, which is a technical control organization responsible for product safety in Europe.

                The sensor is configured to meet the tubing size and packaging requirements of the particular customer. The sensor is clamped on the tubing in an arrangement which does not restrict flow, yet requires no acoustic couplant for operation. This dry-coupling arrangement is favored in the medical operating environment for its simplicity and the ability to reuse sensors with many disposable tubing sets. The use of the sensors on the exterior of the tubing also eliminates concerns with respect to contamination of the fluids and the need to sterilize the sensor housing. The system operates by causing one transducer to project ultrasonic energy or sound waves across the path of the fluid in the tube. A second transducer acts as a receiver which monitors the transmission of the ultrasonic energy across the fluid path. When a bubble of critical size passes between the transducers, the path of acoustic energy is interrupted and detected, and a signal is sent by the interface circuit to the instrument controller which in turn shuts down the infusion pump to prevent the bubble from entering the patient. The Companys bubble detectors have been configured for microbore infusion tubing sizes as small as 1/16 inch in diameter and for cardiotomy tubing as large as 1/2 inch in diameter. Bubbles as small as a few microliters can be detected and detection thresholds can be set to sizes required by the specific application. The system logic features fault detection capability and the interface can be configured to meet the requirements of the user. Detectors are designed to operate at both high and low fluid rates and with fluids that vary greatly in density and opacity. Sales of air bubble detectors account for approximately 56% of the Companys revenues in 1995, and 38% in 1994.

                Ultrasonic Liquid Level Detection Systems. These systems provide a simple and accurate means for measuring and monitoring liquid levels in both industrial and medical applications. The systems contain no moving parts and require little power for operation. A system typically consists of an ultrasonic transducer and a microprocessor-controlled signal processing circuit. The circuit drives the transducer which projects a pulse of ultrasonic energy from the bottom of the vessel toward the surface of the liquid. At the liquid to air (or gas) interface, the ultrasonic pulse is reflected and returns to the transducer, which now acts as a receiver. By precisely timing the echo from the surface, an accurate measurement of the liquid level can be made. Through the use of modern microprocessor technology, calibration factors can be used to enhance system accuracy and to convert level data to useful volume information.

                Since the system makes and averages hundreds of measurements each second, it is capable of producing relatively high statistical accuracies. This continuous inventory management feature is particularly useful in environments where tank leak detection is required. In industrial applications, the transducer housing is manufactured from materials designed to resist harsh chemical environments and to operate while immersed in hydrocarbon products, organics and water. Level gauging systems are used in the medical operating environment to continuously detect liquid levels in blood oxygenators, cardiotomy reservoirs and similar vessels. In these applications, the transducer attaches to the exterior of the vessel at the bottom and projects and receives the ultrasonic energy through the plastic wall, which may vary in composition, rigidity and thickness. In medical applications, the product assists in process control during critical operations so that medical personnel can attend to other activities. Sales of liquid level detectors have accounted for less than 5% of the Companys revenues during each of the last two fiscal years.

                Bottlewatch Liquid Level Indicators. Bottlewatch noninvasively monitors liquid levels in bottles of balanced salt solutions which are used extensively in cataract and retinal surgery. Balanced salt solution is required to nourish and support the delicate
          structure  of  the  eye  during  ocular  surgery,   the
          depletion of which can complicate surgery, or in the worst case, lead to irreparable damage to the patients eye. When the liquid level drops below the user specified position of the Bottlewatch, audible and visible alarms are immediately activated. Bottlewatch is the first proprietary product to be trademarked and marketed under the ZEVEX name, and worldwide distribution was successfully established during 1995. Bottlewatch accounted for less than 1% of the Companys revenue in 1995.


Manufacturing

      The Companys products are assembled and tested at its manufacturing facility in Salt Lake City, Utah. In most cases, the manufacturing process begins with technical drawings and specifications produced in cooperation with the customer. Once the preliminary design has been completed, a prototype is manufactured and further design refinements and adjustments are made based on the performance of the prototype. Following completion of final design specifications, the Company orders the required electronic components (primarily integrated circuits, capacitors and resistors), piezoelectric ceramic, molded plastic and stainless steel housings, and other items from qualified suppliers of such items. The Company has found that the materials required for the manufacture of its products are available from several different sources of supply and the Company is not dependent on any single supplier or group of suppliers.

      The component parts and raw materials required for the Companys products are shipped to the Companys manufacturing facility by the various suppliers. There, the products are assembled by hand in an assembly line format by the Companys manufacturing personnel. The Company believes the combination of an adequate supply of labor and its in-house training programs will enable it to continue to meet its requirements.

      The performance of the Companys products is validated by subjecting them to tests at various points in the production process as well as to a final test by the quality assurance staff. Completed products are then shipped to the OEMs or end users. The Company accepts standard purchase order forms from its customers, the terms of which may vary based on negotiations with the customers. Payment terms are generally net 30 days and the Company generally warrants that its standard products will be free from defects for a period of at least 14 months from the date of manufacture.

Marketing

      The Company markets its products directly to its customers in the United States and Europe through its sales staff. In addition to the marketing organization, the Company uses its technical engineering and design staffs to assist in the marketing effort. The Company seeks to market opportunities or product types with component functions which could benefit by incorporating ultrasonic components. The Company then identifies and contacts manufacturers or prospective manufacturers of the particular product types. The sales and marketing staff acts as liaison between the potential customer and the Companys design and engineering staffs. During 1993, and continuing through 1995, the Company undertook research and development activities to produce prototype products which it believed would fill certain specialized market niches. The Company completed its development of the Bottlewatch product and launched its sale of the product in October of 1995. When and if other such products are successfully completed, the Company will commence efforts to market the completed products to OEMs and potential end users.

Backlog

      At December 31, 1995, the Company had a backlog of orders for manufactured transducers and electronic components of $3,091,000, as compared to backlogs at December 31, 1994 and 1993, of $2,359,000 and $1,133,000, respectively. As of February 19, 1996, the Company had a backlog of $3,419,000. For purposes of the above figures, backlog includes all orders received by customers pursuant to purchase orders which have not been completed and shipped by the Company. Some of the orders included in the backlog may be canceled or modified by customers without significant penalty. In addition, since customers may place orders for delivery at various times throughout the year, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Companys backlog as of any particular date may not be a reliable indicator of future sales.

Customers

     The Company currently sells its products to approximately 80 different customers, although a small number of customers account for a significant portion of the Companys total sales. In the 1995 fiscal year, two customers accounted for approximately 56% of the Companys total sales. These customers were IVAC Corporation and Allergan Medical Optics, each of whom accounted for in excess of 10% of the Companys total sales. Neither of these customers has any affiliation with or relationship to the Company. The loss of any of such major customers or a significant reduction in the volume of their orders for the Companys products may be anticipated to have a materially adverse impact on the Companys operations.

      Sales to foreign customers accounted for approximately 7% and 4% of net sales during the 1995 and 1994, respectively. All of such foreign sales were made to customers in Europe and the Middle East and were billed and paid for in U.S. dollars. The Companys export sales are subject to certain risks common to all export activities, such as governmental regulation, tariffs or other trade barriers.


Research and Development

      During 1995, the Company continued independent research and development activities with respect to the design and development of new and improved products, spending $502,255 in 1995 and
$419,278 in 1994. In 1995 and 1994 respectively research and development costs represented approximately 9.5% and 12.6% of the Companys net sales. The Companys research and development efforts during 1995 were devoted to several projects, one of which is for use in surgical monitoring applications, and for which the Company has received a patent and trademark. In October the Company Launched the BottleWatch product at the American Academy of Ophthalmology in Atlanta.

      Following the market release of Bottlewatch, ZEVEX has continued to invest in research and development of proprietary medical products for niche applications. Research and development is ongoing on two products, one is a surgical instrument and the other a fluid delivery device. Both of the products are medical instruments requiring unique disposable components which will also be provided by ZEVEX.

      All research and development is expensed as incurred. At December 31, 1995, the Company employed three employees in full-time research and development capacities and utilized the efforts of its other design and engineering staffs in connection with certain research and development projects.

Regulation

       The Company supplies products to original equipment manufacturers for incorporation into final products. Many of these end products constitute "medical devices" which are regulated by the Food and Drug Administration ("FDA") under a number of statutes, including the Food and Drug and Cosmetic Act and the regulations promulgated thereunder. Since the Companys medical products are currently limited to manufacturing components for sale to OEMs, those OEMs have responsibility for obtaining regulatory approval from the FDA and various state agencies with respect to the marketing and sale of such products. However, as a contract manufacturer of medical devices, the Company is required to register with the FDA and meet quality control and manufacturing procedures set forth in the FDA regulations with respect to good manufacturing practices ("GMP"). The Companys facilities are subject to periodic inspection by the FDA to monitor compliance with these regulations and the Company is subject to certain FDA mandated record keeping requirements. The Company believes that it currently meets all material GMP requirements respecting the manufacture of its products.

Competition

      Because most of the products the Company produces are component products which are incorporated in a wide variety of medical and industrial products, it faces extensive and varied competition. Some of the Companys competitors have substantially greater financial, marketing, manufacturing, engineering and management resources than the Company. The ultrasonic instrumentation industry includes large original equipment manufacturers who manufacture exclusively for their own use and several independent manufacturers such as the Company who manufacture exclusively for sale to others. The Company believes its current share of the total ultrasonic products and instrumentation market is very small. The Company believes that the primary factors of competition in the industry are quality, on-time delivery, price and performance, and the Company attempts to be competitive in each of those areas.

Patents and Trademarks

      The Company has applied for six patents and four trademarks as of December 31, 1995 on products developed by the Company. To date the Company has received one patent on the Bottlewatch
product   as  well  as  the  registered  world  wide  Bottlewatch
trademark. The current status of the remaining patents is patent pending. The Company also believes that rapidly changing technology makes its continued success dependent upon the technical competence and creative skills of its personnel. If the Companys research and development activities should result in a new technology, product or application which the Company believes is patentable and with respect to which patent protection appears to be justified, the Company anticipates that it will continue to file additional necessary patent applications.

Employees

      The Company employs a total of 71 persons, including its three executive officers. Of such employees, 12 are employed in administrative capacities, 4 in sales, 25 in engineering and design and 30 in manufacturing. The Companys employees are not represented by a collective bargaining organization and the Company believes its relationship with its employees to be good.

                       ITEM 2.  PROPERTIES

      The Companys executive offices and manufacturing facilities are located in a 18,150 square foot facility at 5175 Greenpine Drive, Salt Lake City, Utah 84123. The space is leased from an unrelated third party pursuant to a written lease which expires in April 1997. The Company currently pays $8,732 per month in rent.

                   ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings, and to the best knowledge of the Company, no such proceedings have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the Companys second quarter of the year ending December 31, 1995, matters submitted to a vote of the security holders of the Company were to reelect the current members of the Companys board of directors, and the selection of the Companys auditors to be affirmed. The vote from ballots and proxies tallied for the each member proposed to the board of directors and the selection of the Companys auditors were 970,792 shares voted For, zero shares voted Against, and zero shares Abstained from voting. All proposals were approved by a majority of the issued and outstanding shares of Companys common stock.
     PART II

     ITEM 5.  MARKET FOR COMPANYS COMMON STOCK AND
     RELATED STOCKHOLDER MATTERS

      The Companys common stock is traded in the over-the-counter market, in the "pink sheets" published by the National Quotation Bureau, and is listed on the OTC Bulletin Board under the symbols "ZVXI" and "ZVXIU." The market for the Companys common stock must be characterized as a limited market due to the relatively low trading volume and the small number of brokerage firms acting as market makers.

      The following table sets forth, for the periods indicated, certain information with respect to the high and low bid quotations for the Common Stock as reported by a market maker for the Companys common stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. No assurances can be given that the prices for the Companys securities will be maintained at their present levels.

                    High Bid  High Bid   Low Bid   Low Bid
                     Common     Units    Common     Units
Fiscal Year 1994
    First Quarter     $4.50     $4.75     $3.75     $4.00
    Second Quarter    $3.75     $4.00     $2.75     $3.00
    Third Quarter     $3.25     $3.25     $2.50     $2.50
    Fourth Quarter    $3.25     $3.25     $2.00     $2.00

Fiscal Year 1995
    First Quarter     $3.75     $3.75     $2.50     $2.50
    Second Quarter    $4.00     $4.00     $2.75     $2.75
    Third Quarter     $3.25     $3.50     $2.25     $2.25
    Fourth Quarter    $4.00     $4.25     $3.25     $3.20

      On February 14, 1996, the high bid and low asked prices for the Companys shares as quoted on the OTC Bulletin Board were $4.00 and $4.75 for common stock and $4.12 and $4.75, for units respectively.

      The Companys transfer agent reported that as of February 1, 1996, there were 1,365,716 shares of the Companys common stock issued and outstanding held by approximately 580 holders of record, including shares held of record by brokerage firms and clearing corporations on behalf of their customers.

     No cash dividends have been paid on the Companys securities, and the Company does not anticipate paying any cash dividends in the foreseeable future. The Company did declare on March 8, 1995, a stock dividend to sharholders of record on March 15, 1995, to be paid on April 3, 1995.
    ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General

      The Company designs, manufactures, markets and sells custom and standard products utilizing ultrasonic transducers and related signal processing instrumentation. The Companys products are sold primarily to original equipment manufacturers ("OEMs") serving the medical, industrial and aerospace instrumentation markets. In most cases, the Companys design and engineering staffs work closely with the customer to design and develop a custom product which will perform the function desired by the customer. The Companys products range in complexity from simple ultrasonic transducers which convert electrical energy to sound waves, to transducers coupled with advanced drive circuits and signal processing systems which are capable of signal generation, signal detection and analysis of electrical wave forms.

      As detailed below, in each of the previous three years individual customers accounted for significant percentages of total revenue so fluctuations in the timing and size of orders from such major customers resulted in changes in the Companys results of operation. As a result of the foregoing, the Company experiences variations in operating results from quarter to quarter, and the results of operations for a specific quarter should not be considered indicative of the results that may be achieved for longer periods. As the Company increases the number of products manufactured and the proportion of products based on its own technologies, it expects that the quarterly fluctuations experienced in the past may moderate.

Selected Financial Data

      The selected financial data set forth below with respect to the Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993 are derived from the Consolidated Financial Statements included elsewhere herein and are qualified by reference to such financial statements and the notes thereto. The selected financial data with respect to the Consolidated Statements of Income for the years ended December 31, 1992 and 1991 are derived from the Consolidated Financial Statements of the Company for the years then ended and are qualified by reference to such financial statements and the notes thereto.

                                                  Fiscal  Year   Ended
December 31

                    1995    1994    1993    1992    1991
Statement of
Operations Data
Sales              5,295,  3,332,  3,115,  2,435,  2,571,
                      762     437     878     979     597
Gross Profit       2,230,  1,315,  1,515,  1,078,  1,209,
                      209     767     806     753     615
Selling, general   1,324,  1,023,  775,76  629,96  504,11
and                   749     988       0       0       0
administrative
expenses
Research and       502,25  419,27  198,80  194,05  93,502
development             5       8       4       7
expenses
Other              (40,64  (36,12  (37,09  (16,87  (11,54
(income)/expenses      9)      7)      6)      5)      9)
Provisions         127,05  (66,70  196,94  81,510  224,10
(credit) for            5      9)       0               4
taxes
Net income (loss)  316,80  (24,66  381,39  190,10  399,44
                        0      2)       8       1       8
Net income (loss)     .24   (.02)     .36     .20     .45
per share
Weighted average   1,305,  1,130,  1,060,  938,12  888,26
shares                812     609     430       5       2
outstanding

Results of Operations

      The following table sets forth, for the periods indicated, the relative percentages that certain items in the income statement bear to net sales.

                              Year Ended December 31
                              Income Statement Data -- Percentage
of Net Sales

                    1995    1994    1993    1992    1991
Sales              100.0%  100.0%  100.0%  100.0%  100.0%
Gross Profit        42.1%   39.5%   48.6%   44.3%   47.0%
Selling, general    25.0%   30.7%   24.9%   25.8%   19.6%
and
administrative
expenses
Operating income    17.1%    8.8%   23.7%   18.5%   27.5%
Research and         9.5%   12.6%    6.4%    8.0%    3.6%
development
expenses
Other              (0.8)%  (1.1)%  (1.1)%  (0.7)%  (0.5)%
(income)/expenses
Income (loss)        8.4%  (2.7)%   18.6%   11.2%   24.4%
before taxes
Provisions           2.4%  (2.0)%    6.3%    3.3%    8.7%
(credit) for
taxes
Net income (loss)    6.0%   (.7)%   12.3%    7.9%   15.7%


      The Companys sales increased to $5,295,762 in 1995 from $3,332,437 in 1994, an increase of approximately 59%. During 1995 and 1994, 56% and 65%, of total revenues resulted from sales to two customers and three customers respectively, two of which were major customers in both years. Since the Companys products are primarily sold to OEMs as components for incorporation into products manufactured by them, demand for the Companys products is affected by the demand for the final products manufactured by the OEMs, which is beyond the control of the Company. Management attributes the increase in sales to an increase in demand for the Companys products during 1995 and anticipates that the demand will continue during 1996. The Companys customers have no contractual or other obligation to purchase products from the Company, and no assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

     The Companys gross profit as a percentage of sales was 42.1% in 1995, as compared to 39.5% in 1994. Management attributes the increase mainly to the reeingineering and fixturing currently being developed by the company.

       During 1994, the Companys general and administrative expenses increased to $1,324,749 or 25.0% of total sales as opposed to $1,023,988 or 30.7% of total sales in 1994. The increased expenses resulted from the Companys decision to increase the size of its operations by expanding the size of the physical facilities, which in turn increased rental, utility and related expenses. The Company also improved customer service by expanding its sales, marketing and customer service staff, established more elaborate internal production and management controls and documentation, and expanded quality assurance procedures. The Company also had an increase in legal costs associated with patent and trademank costs as well as increases in expenses related to employees such as insurance, taxes and pension benefits. The Company believes that general and administrative expenses in 1996 as related to sales will continue at approximately the same rate as in the previous two years.

      The Company continued research and development activities independent of engineering conducted on behalf of its customers in an effort to develop new Company owned technologies and products in areas where the Company perceived a demand. (See "BUSINESS: Research and Development.") The Company invested $502,255 in 1995 and $419,278 in 1994 directly in new research and development projects.

      Operating income increased to $905,460, or 17.1% of net sales, in 1995 from $291,780, or 8.8% of net sales, in 1994. Similarly, the Company had a net income of $316,800 or 6.0% of net sales, in 1995 compared to a net loss of $24,622 or (.7)% of net sales, in 1994. These increases during 1995 as compared to 1994 are principally due to the costs addressed previously as well as the Companys product mix delivered during the year.

Liquidity and Capital Resources

       During 1995, the $316,800 net income from operating activities created net cash of $214,361 as the Company funded an increase in accounts receivable, inventories and work in progress for future sale. Operating activities during 1994 used net cash of $461,721 as the Company funded an increase in accounts receivable and inventories.

      The Companys purchases of new research, production, testing equipment and tooling increased to $237,331 in 1995 from $136,744 in 1994. The increase in purchases of equipment is primarily due to upgrading the Companys production fixturing, tooling and research and engineering capabilities in 1995. The Company expects to spend approximately $240,000 in 1996 for additional manufacturing equipment as well as for normal replacement of old equipment. The Company also anticipates spending approximately $500,000 in additional research and development expenses during 1996.

      Financing activities used nominal amounts of cash during each of the preceding three years for interest on long-term indebtedness.

      The Companys working capital at December 31, 1995, was $2,528,418, as compared to $2,269,944 and $2,304,984 at December
31, 1994 and 1993 respectively. The portion of working capital represented by cash at such dates was $870,333, $864,332 and $1,462,979 respectively. The Company utilizes substantial portions of its cash from time to time to fund its operations including increases in inventories, accounts receivable and work in progress in connection with various customer orders. It is anticipated that the Companys current working capital will meet the Companys working capital requirements for current sales volumes.

Inflation and Changing Prices

      The Company has not been, and in the near term is not expected to be, materially affected by inflation or changing prices.

      ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Companys financial statements for the fiscal years ended
December  31, 1995 and 1994, are included beginning  at  page  27 which follows the signature page.



    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
     PART III

     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF COMPANY

      The directors and executive officers of the Company are as follows. Each of the officers and directors also holds the same offices with ZEVEX, Inc.

Name                   Age  Position
Dean G. Constantine    43   President, Chief Executive Officer and
                            Director
David J. McNally       34   Vice President, Director of Marketing
                            and Director
Phillip L.McStotts     38   Chief Financial Officer,
                            Secretary/Treasurer and Director
James L. Holden        32   Manager of Engineering and Director
Bradly A. Oldroyd      38   Director
Darla R. Gill          44   Director


     *The term of office of each director is one year and until their successor is elected at the Companys annual shareholders meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

      Certain biographical information with respect to each of such persons is set forth below.

      Dean G. Constantine, is a founder of the Company and has served as an executive officer and director since its inception. Prior to joining the Company, he was employed by EDO Corporation, Western Division, in Salt Lake City, Utah, from October 1985 to September 1987, and from January 1971, to June 1983. During his nearly fifteen years of employment with EDO Corporation, Mr. Constantine had various responsibilities including project supervision, management of engineering for commercial and industrial transducers, and research and development. From July 1983, through October 1985, Mr. Constantine was employed as an engineering specialist at Northrop Corporation-Electro Mechanical Division, Anaheim, California, where his responsibilities included engineering project management and applications engineering.

     David J. McNally, is a founder of the Company and has served as an executive officer and director since its inception. Prior to joining the Company, he was employed by EDO Corporation in Salt Lake City, Utah as a marketing manager of transducers from October 1985 to September 1987. From June 1984 to October 1985, Mr. McNally was employed by Physical Acoustics Corporation, a Princeton, New Jersey based manufacturer of acoustic testing systems, as its regional sales manager for the Southeastern United States. From June 1983, to June 1984, he was employed by Hercules, Inc., in Magna, Utah, as an advanced methods development engineer. Mr. McNally received a Bachelor of Science Degree in Mechanical Engineering from LaFayette College in May 1983, and a Master of Business Administration Degree from the University of Utah in June 1992.

      Phillip L. McStotts, is a founder of the Company and has served as an executive officer and director since its inception. He is also self employed, and has been since October 1986, as president of Phillip L. McStotts C.P.A., a professional corporation. From May 1985 to September 1986, he was employed as an accountant with the Salt Lake City firm of Chachas & Associates, where he was tax manager. He has also worked in the tax departments of the regional accounting firms of Pearson, Del Prete & Company and Petersen, Sorensen & Brough. Mr. McStotts received a Bachelor of Science Degree in Accounting from Westminster College in May 1980, and received an Master of Business Administration Degree in Taxation from Golden Gate University in May 1982.

      James L. Holden, has been a director of the Company since January, 1991, and has been the Companys manager of engineering since 1988. Prior to joining the Company, he was employed by EDO Corporation, Western Division from March 1984, to March 1988, where he developed tactical sonar systems for use in undersea warfare. Mr. Holden received a Bachelor of Science degree in Electrical Engineering from the University of Utah in 1986, and has completed post-graduate course work at the University of Utah in the design of medical ultrasound instrumentation.

      Bradly A. Oldroyd, has been a director of the Company since October, 1991. He is the founder, president and principal shareholder of Pinnacle Management Group, a Salt Lake City-based personnel services firm. He is also a member of the faculty of the University of Phoenix campus in Salt Lake City where he teaches management and marketing courses in undergraduate and graduate programs. Mr. Oldroyd received a Bachelor of Science degree in Marketing from Utah State University in 1981, and a Master of Business Administration Degree from the University of Utah in 1982.

      Darla R. Gill, is the founder and President of Momentum Medical Corp., a Salt Lake City-based manufacturer and distributor of home health care products. Ms. Gill is also sole proprietor of DRG Enterprises, a consulting company specializing in marketing, sales and new product development. Ms. Gill was a founder of Merit Medical Systems, Inc. in Salt Lake City and served until 1992 as Executive Vice President and Director. She was also previously employed by Utah Medical Products, Inc. where she served as Vice President of Marketing and Sales. Ms. Gill also currently serves as a Director of the Board of NYB
Corporation in Salt Lake City. Ms. Gill graduated from the University of Phoenix with a Bachelors Degree in Business Administration in 1988.


     ITEM 10.  EXECUTIVE COMPENSATION

General

      The Companys executive officers and directors receive compensation in the form of salaries, bonuses, benefits realized under the Companys 401(k) plan, ESOP plan and stock options granted under the 1993 ZEVEX Stock Option and Stock Award plan. The board of directors has appointed a compensation committee which consists of Bradly Oldroyd and Darla Gill to address the compensation of executive officers and directors. The Company has not entered into employment agreements with its executive officers and compensation levels are determined by the board of directors on an annual basis.

Compensation of Executive Officers

     The following table sets forth the cash compensation paid by the Company to each of the Companys executive officers during the three year period ended December 31.

     SUMMARY COMPENSATION TABLE
                                 Long Term
                               Compensation
                     Annua        Awards           Payouts
                       l
                     Compe
                     nsati
                      on
     (a)        (b)   (c)    (d)   (e)    (f)     (g)    (h)    (i)
                                   Othe  Restri         All
                                   r     cted
Name and                           Annu  Stock          LTIP   Other
                                   al
Principal       Yea  Salar  Bonus  Comp  Awards  Optio  Payou  Comp.
Position        r    y             .             ns     ts
Dean G.         199  $64,1  $10,1  $5,2       0      0      0      0
Constantine       5     14     02    61
CEO and         199  $61,2  $10,0  $5,1       0      0      0      0
President         4     38     00    62
                199  $54,1      $  $3,7       0      0      0      0
                  3     96      0    42
David J.        199  $64,1  $10,1  $5,2       0      0      0      0
McNally           5     14     02    61
Vice President  199  $61,2  $10,0  $5,1       0      0      0      0
                  4     38     00    62
                199  $54,1      $  $3,7       0      0      0      0
                  3     96      0    42
Phillip L.      199  $64,1  $10,1  $5,2       0      0      0      0
McStotts          5     14     02    61
Secretary/Trea  199  $61,2  $10,0  $5,1       0      0      0      0
surer             4     38     00    62
                199  $54,1      $  $3,7       0      0      0      0
                  3     96      0    42

The Other Annual Compensation listed in the above table is contribution by the officer into a deferred compensation 401(K) plan.

Options Grants in Last Fiscal Year

     No options were granted to the persons listed in the Summary
Compensation Table during the year ended December 31, 1995.

Aggregated Option Exercises in Last Fiscal Year and Fiscal  Year-
End Option Values

      The following table sets forth the options exercised during the year ended December 31, 1995, by each executive officer of the Company and the value of options held by such persons at year end.

(a)                    (b)              (c)                   (d)
(e)

Value of

Number of    Unexercised

Unexercised   In-the-Month

Options at     Options at

FY-End         FY-End

Shares
Name                                                          and
Acquired                    Value                    Exercisable/
Exercisable/
Principal                                                Position
on Exercise     Realized     Unexercisable          Unexercisable
Dean G. Constantine
President
0                              0                          5,400/0
0/0

David J. McNally
Vice                                                    President
0                              0                          5,400/0
0/0

Phillip J. McStotts
Secretary/Treasurer
0                              0                          5,400/0
0/0

The  unexercised  options  listed  above  were  granted   on
December  17,  1992 and expire on December  16,  2001.   The
exercise price on the above options is $5.00.

Compensation of Directors

      The Company pays each director who is not an employee of the Company or its subsidiary a directors fee of $50 per board of directors meeting attended by them. Directors who are employees of the Company receive no additional compensation for serving as directors or attending meetings of directors. During 1995, and as of the date hereof, Bradly Oldroyd and Darla Gill are the only directors receiving compensation under this arrangement.

     During 1995, Darla Gill was paid $1,750 as a consultant for the Company on various projects.

Stock Option Plan

      In 1993, the Company established and the shareholders approved the 1993 Stock Option and Stock Award Plan under which the Company could grant options to purchase up to 200,000 shares of the Companys Common Stock (subject to adjustment for such matters as stock splits and stock dividends) which may be incentive stock options within the meaning of section 422A of the Internal Revenue Code of 1986, as amended, or options which do not qualify as incentive stock options. The Option Plan also provides for grant of stock appreciation rights and stock awards to eligible participants, subject to forfeiture restrictions. The Option Plan may be administered by the board of directors of the Company or by a committee appointed by the board of directors. The board, or the committee if and when appointed, will interpret the Option Plan, its rules and regulations, and the instruments evidencing the restrictions imposed upon stock sold under the Option Plan, and will make all determinations deemed necessary or advisable for administration of the Option Plan. During 1994, 19,000 options were granted under the plan.

      In connection with the underwriting of the Companys 1993 public offering of Units, the Company agreeed that for a period of three years subsequent to the date of the prospectus for the offering (April 29, 1993), it would not grant any stock options without the prior written consent of the underwriter except that the Company may grant incentive stock options for up to 100,000 shares of the Companys common stock to persons who are not directors of the Company without the underwriter consent.

Profit Sharing Plan

     During 1991, the Company established a qualified 401(k) profit sharing plan. Eligible employees may defer a portion of their salary. At the discretion of the board of directors, the Company may make a matching contribution of an additional amount of up to four percent of eligible employee deferrals and a discretionary amount to be determined by the board of directors each year. Employees are fully vested after seven years. Contributions to the plan for the year ended December 31, 1995, 1994, 1993 and 1992 were $45,997, $35,436, $22,981 and $34,223, respectively.

Employee Stock Ownership Plan

      In 1993, the Company established and the shareholders approved the Employee Stock Ownership Plan (ESOP). The ESOP is a defined contribution plan, and benefits are payable under the ESOP only to the extent of Company contributions and earnings of the ESOP. The ESOP has no minimum funding requirements and the Companys Board of Directors has sole discretion to determine the amounts to be contributed. Contributions by the Company will be invested primarily in Common Stock of the Company by the trustees appointed for the ESOP or in savings accounts, certificates of deposit, higher grade short term securities, equity stocks, bonds, other investments or cash. Employees are fully vested after seven years. Contributions to the plan for the year ended December 31, 1995, 1994 and 1993, were $33,750, $0 and
$16,650, respectively.
      ITEM  11.   SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL
OWNERS
     AND MANAGEMENT

      The following table sets forth, as of February 15, 1996, the number of shares of the Companys common stock, par value $0.04, owned of record or beneficially by each of the executive officers and directors of the Company and by all directors as a group. Such persons are the only persons known to the Company to be the beneficial owner of 5% or more of the issued and outstanding shares of the Companys common stock. As of such date, the Company had a total of 1,365,716 shares of common stock issued and 1,365,716 outstanding.


                                       Number of        Percent
 Name                                    Shares        of Class
                                      Owned(1)(4)
Dean G. Constantine                    257,400(2)        18.77%
David J. McNally                       245,598 (2)       17.91%
Phillip L. McStotts                    152,400(2)        11.11%
James L. Holden                         39,000(3)         2.79%
Bradly A. Oldroyd                             0            .00%
Darla R. Gill                               480            .00%
All Officers and Directors
as a Group (5 persons)                694,878(2)(3)      49.13%

(1) Unless otherwise indicated, all shares are held beneficially and of record by the person indicated.

(2) Includes options to purchase up to 5,400 shares of Common Stock held by each of Messrs. Constantine, McNally and McStotts.

(3) Includes options to purchase up to 31,500 shares of Common Stock held by Mr. Holden.

(4) Does not include or give affect to any outstanding warrants.


    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Compensation of Directors
     PART IV

     ITEM 13  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K

Financial Statements

       The   following  financial  statements  are  included
immediately following this report.


Page

No.

               Independent          Auditors          Report
29
               Consolidated          Balance          Sheets
30
          Consolidated     Statements     of      Operations
31
       Consolidated   Statements  of   Stockholders   Equity
32
         Consolidated    Statements    of     Cash     Flows
33
            Schedule       of       Noncash       Activities
34
        Notes    to    Consolidated   Financial   Statements
35

Exhibits
             SEC
Exhibit          Reference
 No.              No.                         Title  of  Document
                                       Location

1               3                                 Articles     of
Incorporation                        Incorporated By Reference*

2                     3                                    Bylaws
Incorporated By Reference*

3              10                              Industrial   Lease
Agreement                    Incorporated By Reference*
                                             Dated September  22,
1987

4           10                            ZEVEX 1991 Stock Option
Plan             Incorporated By Reference*

5             10                            ZEVEX  401(K)  Profit
Sharing Plan         Incorporated By Reference*

6            10                           ZEVEX 1993 Stock Option
And             Incorporated By Reference(a)
                                           Stock Award Plan

7            10                            ZEVEX  Employee  Stock
Ownership         Incorporated By Reference(a)
                         Plan
*Incorporated by reference from Registrants annual report on Form 10-K for the fiscal year ended December 31, 1992, dated
February 15, 1993.

(a)Incorporated by reference from Registrants annual report on Form 10-K for the fiscal year ended December 31, 1993, dated March 25, 1994.

Reports on Form 8-K
      During  the  last  quarter of the  fiscal  year  ended
December 31, 1995, the Company filed no reports on form 8-K.

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ZEVEX INTERNATIONAL, INC.

Dated:  March 25, 1996

By
                    By
     Phillip L. McStotts
                    Dean G. Constantine
               Principal          Financial          Officer
Principal Executive Officer

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Name                                              Title
          Date


                                                   President
                                       March 25, 1996
Dean G. Constantine                 and Director


                                              Vice President
March 25, 1996
David J. McNally                     and Director


                                                  Secretary,
Treasurer            March 25, 1996
Phillip L. McStotts                    and Director


                                                    Director
March 25, 1996
James L. Holden


                                                    Director
March 25, 1996
Bradly A. Oldroyd


                                                    Director
March 25, 1996
Darla R. Gill
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Companys Which Have Not Registered Securities Pursuant to Section 12 of the Act

      Included with this report are four copies of the proxy statement with respect to the Companys Annual Meeting of Shareholders held on June 1, 1995.



     ZEVEX INTERNATIONAL, INC.

     AND SUBSIDIARY

     CONSOLIDATED FINANCIAL STATEMENTS

     WITH

     INDEPENDENT AUDITORS REPORT


     For The Three Years Ended December 31, 1995
                  ZEVEX INTERNATIONAL, INC. AND SUBSIDIARY
                              TABLE OF CONTENTS




Page

Independent Auditors Report
29

Consolidated Balance Sheets
30

Consolidated Statements of Operations
31

Consolidated  Statements of Stockholders Equity
32

Consolidated  Statements of Cash Flows
33

Notes  to  Consolidated  Financial Statements
35

     INDEPENDENT AUDITORS REPORT



To the Board of Directors and Stockholders of Zevex International, Inc.


We have audited the accompanying consolidated balance sheets of Zevex International, Inc. and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zevex International, Inc. and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Salt Lake City, Utah
February 12, 1996


                ZEVEX INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                     December 31, 1995 and 1994

                                   ASSETS

                                                             1995
1994

Current Assets:
       Cash                                          $    870,333
$   864,332
       Accounts  receivable                             1,209,794
851,879
       Inventories                                        791,960
691,065
       Prepaid  expenses                                       --
16,235
      Income  tax  refunds                                     --
115,846
       Employee  advances                                   2,835
4,294

        Total  current assets                           2,874,922
2,543,651

Property and equipment -
     at cost, less accumulated depreciation
      of  $460,215 and $209,519                           363,771
276,163

Other   assets                                              8,682
4,215

       Total  Assets                                 $  3,247,375
$ 2,824,029


                       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
      Accounts  payable                              $    191,562
$   192,222
       Accrued  expenses                                   96,206
81,485
      Income  taxes  payable                               58,735
--

            Total  current  liabilities                   346,503
273,707

Deferred   taxes                                               --
--


Stockholders Equity:
     Common stock, $.04 par value, authorized
          5,000,000 shares, issued 1,365,716 and
           1,138,109 shares in 1995 and 1994               54,629
45,525
      Additional paid-in capital                        1,344,833
1,344,833
      Retained earnings                                 1,501,410
1,193,714
                                                        2,900,872
2,584,072
      Treasury Stock, 7,500 shares at cost                     --
(33,750)

                Total stockholders equity               2,900,872
2,550,322

Total  Liabilities and Stockholders Equity           $  3,247,375
$ 2,824,029


                   The accompanying notes are an integral part
                    of the consolidated financial statements.


               ZEVEX INTERNATIONAL, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
           For The Three Years Ended December 31, 1995





                                            1995                  1994
1993
Revenues:
   Sales                              $  5,295,762        $  3,332,437
$ 3,115,878

Cost  of  sales                            3,065,553         2,016,670
1,600,072

   Gross  profit                           2,230,209         1,315,767
1,515,806

Selling, general and
   administrative  expenses                1,324,749         1,023,987
775,760

Operating  income                           905,460            291,780
740,046

Other Income (Expense):
   Interest  income                           40,829            36,127
 37,168
   Interest  expense                              --                --
 (72)
   Loss  on  retirement of equipment            (179)               --
--
   Research  and development               (502,255)         (419,278)
(198,804)

Income (loss) before (provision) benefit
  for  income taxes                         443,855           (91,371)
578,338

  (Provision)  benefit for income taxes     (127,055)           66,709
(196,940)
Net  Income  (Loss)                     $   316,800      $    (24,662)
$   381,398

Net  Income (Loss) Per Common Share    $     .2426       $     (.0218)
$     .3597

Weighted Average Number of
   Common  Shares  Outstanding             1,305,812         1,130,609
1,060,430










     The accompanying notes are an integral part of the consolidated financial statements.
                                 ZEVEX INTERNATIONAL, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                For The Three Years Ended December 31, 1995

                                           Additional
                            Common         Stock        Paid-In       Retained
Treasury
                            Shares         Amount       Capital       Earnings
Stock       Total

Balances at December
  31, 1992                37,525,000    $  37,525     $ 352,239     $  836,978
$   --  $1,226,742

Reverse stock split 40:1
  (March 16, 199          (36,586,891)          --            --             --
--         --

Issuance of common stock
  and warrants                200,000          8,000       992,594
--          --  1,000,000


Acquisition of treasury
  stock                           --            --             --            --
(50,400)  (50,400)

Contribution of treasury
  stock to employee stock
  ownership plan                    --             --              --
--     16,650      16,650

Net income for the year
  ended December 31, 1993           --             --            --
381,398         --     381,398

Balances at
  December 31, 1993             1,138,109        45,525    1,344,833
1,218,376    (33,750)  2,574,984

Net (loss) for the year
  ended December 31, 1994             --           --           --
(24,662)        --    (24,662)

Balances at
  December 31, 1994             1,138,109       45,525     1,344,833
1,193,714    (33,750)  2,550,322

Contribution of treasury
  stock to employee stock
  ownership plan                       --            --        --         --
33,750         33,750

Common stock dividend             227,607         9,104       --      (9,104)
--              --

Net income for the year
  ended December 31, 1995             --         --           --       316,800
--        316,800

Balances at
  December 31, 1995            1,365,716   $ 54,629     $1,344,833   $1,501,410
$   --      $2,900,872
                            The accompanying notes are an integral part
                               of the consolidated financial statements
 .                      ZEVEX INTERNATIONAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For The Three Years Ended December 31, 1995


                                                    1995              1994
1993

Cash Flows from Operating Activities:

      Net income (loss)                        $  316,800      $  (24,662)
$  381,398

     Adjustments to reconcile net cash
      provided by operating activities:
        Depreciation expense                      153,523          128,672
69,595
        Deferred tax expense                           --               --
(4,800)
        Loss on retirement of equipment               979               --
--
  Change in asset and liability accounts:
       (Increase) in accounts receivable        (357,915)        (110,044)
(346,442)
       (Increase) in inventories                (100,895)        (276,529)
(128,698)
          (Increase)    decrease    in   employee    advances        1,459
976      (2,020)
          (Increase)    decrease    in   prepaid    expenses        16,235
1,398     (17,633)
          (Increase)    decrease   in   income   tax   refunds     115,846
(115,846)          --
           (Increase)    in    other    assets                     (4,467)
32,520       53,754
           Increase    in    accrued    expenses                    14,721
22,140       21,768
          (Decrease)    in   pension   plan    payable                  --
(6,700)     (8,502)
       Increase (decrease) in income
              taxes      payable                                    58,735
(111,340)      91,830

          Net cash flows provided (used) by
                 operating      activities                         214,361
(461,721)     110,250

Cash Flows from Investing Activities:
         Acquisition     of    equipment                         (242,110)
(136,744)   (217,168)

Cash Flows from Financing Activities:
     Acquisition of treasury stock                      --               -
-     (33,750)
     Repurchase of common stock by Company          33,750               -
-           --
     Proceeds from issuance of common stock
          and warrants                                  --               -
-    1,000,594

   Net cash flows provided by
     financing activities                           33,750               -
-      966,844

Net     increase    (decrease)    in    cash                         6,001
(598,465)     859,926

Cash and cash equivalents
              at    beginning    of    period                      864,332
1,462,797      602,871
Cash and cash equivalents
            at  end  of  period                       $   870,333        $
864,332   $1,462,797


                       The accompanying notes are an integral part
                         of the consolidated financial statements.


                           ZEVEX INTERNATIONAL, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For The Three Years Ended December 31, 1995


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:




                                           1995         1994         1993
Cash paid during the
     year for:

Interest  paid                             $     438      $   --         $
72

Income  taxes  paid                         $  19,200      $156,499      $
85,600





Schedule of Non Cash Financing Activities:

Issuance of common stock
     stock dividend
     227,607 shares                       $  9,104    $    --      $    --
























                       The accompanying notes are an integral part
                        of the consolidated financial statements.
                             ZEVEX INTERNATIONAL, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     December 31, 1995


1.     Summary of Significant Accounting Policies

     a.     Business Information

          The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to Zevex International, Inc. on August 15, 1988. The Company develops and manufactures electronic components, transducers and transformers.

     b.     Principles of Consolidation

          The consolidated financial statements include the accounts of Zevex International, Inc. (Company) and its wholly-owned subsidiary Zevex, Inc. All significant inter company balances and transactions have been eliminated in the consolidation.

     c.     Inventories

          Inventories are accounted for at the lower of cost or market  by
          using   the   first-in,  first-out  method,  which  prices   the
          inventories at the most current purchase cost.

     d.     Property and Equipment

          Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over expected useful lives of five or seven years on accelerated methods, which provide for more depreciation expense in the early years of the estimated life of the asset.

          Major replacements which extend the useful lives of equipment are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are charged to costs and expenses as incurred.

     e.     Bad Debts

          Management believes that all accounts receivable as of December 31, 1995 and 1994, were fully collectible; therefore, no allowance for doubtful accounts was recorded.

     f.     Cash and Cash Equivalents

          For purposes of preparing the statements of cash flows, the Company considers all certificates of deposit and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Notes to the consolidated financial statements - continued


     g.     Concentration of Credit Risk

          The Company extends credit to many of its customers. The Companys clients are located throughout the United States and Europe. The Company performs ongoing credit evaluations of customers and requires no collateral on accounts receivable.


     h.     Net Income (Loss) Per Share

          The computation of net income (loss) per share of common stock is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period. Common stock equivalents which dilute earnings per share were not taken into consideration in the calculation because they had no material impact. The number of common shares and per share amounts presented in the accompanying consolidated financial statements have been adjusted to reflect the effects of a forty-to-one stock split in March 1994 (see
          Note 10.a). The accompanying financial statement gives effect to this action on a retroactive basis.

2.     Cash Accounts

     At  December  31,  1995 and 1994, the Companys cash consists  of  the following:
                                                                      1995
1994

                Checking  and  Money Market           $     54,977       $
121,795
                      Savings                                      815,355
742,537
                                                    $     870,332        $
864,332

     The  Company  maintains its cash balances in two  separate  financial institutions. At December 31, 1995 and 1994 the Company had $715,355 and $759,337 in excess of federally insured limits for deposits.

3.     Inventories

     Inventories consist of the following at December 31, 1995 and 1994:

                                                                      1995
1994

                       Work  in  Progress             $    227,154       $
228,860
                            Materials                              982,640
462,205
                                                     $  1,209,794        $
691,065
Notes to the consolidated financial statements - continued

4.     Property and Equipment

     At December 31, 1995 and 1994, property and equipment consists of the following:

                                                       1995           1994

          Machinery  and equipment                     $  341,929        $
317,973
             Furniture    and    fixtures                          271,868
255,304
                Vehicles                                             4,500
3,400
              Tooling     costs                                    165,260
--
              Leasehold     improvements                            40,429
37,677

                                                                   823,986
614,354
              Less:     accumulated    depreciation                460,215
338,191

          Property  and equipment - net                $  363,771        $
276,163

     Depreciation expense for the years ended December 31, 1995, 1994 and 1993 amounted to $153,523, $128,672 and $69,595 respectively.

5.     Lease Commitments

     The   Company  and  its  subsidiary  occupy  an  administrative   and
      manufacturing facility under the terms of an operating lease agreement.

     Lease expense of $74,551, $54,508, and $48,132 has been charged to operations for the years ended December 31, 1995, 1994 and 1993, respectively. The lease expires in April 1997.

     The following is a schedule by years of future minimum lease payments required under the non-cancelable operating leases:

                                         1996     $ 104,784
                                         1997        34,927
                                        Total     $ 139,711
6.     Income Taxes

     The (provision) benefit for income taxes is made, at Federal and State statutory rates, based on earnings reported in the financial statements for the amount of income taxes payable currently. Deferred income taxes are created from the Company using different depreciation methods for tax purposes. The (provision) benefit for income taxes consists of the following:

                                                    1995              1994
1993
          Current taxes:
             Federal                             $(153,228)     $   21,480
$(188,032)
             State                                 (22,440)          3,790
(28,589)
             R  &  D credit                           48,613        41,439
19,681
          Deferred taxes:
             Federal                                     --             --
--
              State                                      --             --
--

          (Provision) benefit for
                income  taxes                    $(127,055)     $   66,709
$(196,940)


Notes to the consolidated financial statements - continued

     The  actual  tax  (expense)  benefit differs  from  the  34%  Federal statutory rate as follows:
                                                    1995              1994
1993

         Expected tax (expense) benefit
                at  Federal rate                $(153,461)      $   31,066
$(196,635)

         State income tax (expense)
               benefit, net of federal
             benefit                                (16,064)         3,280
(20,583)

          Research  & development credit             48,613         41,439
19,680
          Non-deductible expenses                  (5,366)         (9,076)
(570)

          Other                                     (777)               --
1,168

           Total (provision) benefit
              for  income taxes                 $(127,055)      $   66,709
$(196,940)

7.   Major Customers

     The Company had sales to certain customers in 1995, 1994 and 1993 which represented 10% or more of total sales. In 1995, 56% of total sales were derived from two customers (32% and 24%). In 1994, 65% of total sales were derived from three customers (43%, 12% and 10%) and in 1993, 73% of total sales were derived from five customers (23%, 16%, 13%, 11% and 10%).

8.   Research and Development Costs

      Costs of planning, designing and related engineering expenditures are charged to expense when incurred. During the years ended December 31, 1995, 1994, and 1993 the Company expensed $502,255, $419,278 and $198,804, respectively. These costs are included in selling, general and administrative expenses in the consolidated statements of operations.

9.     Employee Benefit Plans

     During 1991, the Company established a qualified 401(k) profit sharing plan. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make a matching contribution of an additional amount up to four percent (4%) of eligible employees deferrals and a discretionary amount to be determined each year by the Board of Directors. Employees are fully vested after seven years. Contributions to the plan for the year ended December 31, 1995, 1994 and 1993 was $77,037, $35,436 and
     $22,981, respectively. The Company shows a payable to the plan of $9,718, $ -- and $6,700, at December 31, 1995, 1994 and 1993,
     respectively.
Notes to the consolidated financial statements - continued


10.  Stockholders Equity

     a. Reverse Stock Split

      On March 16, 1993, the Company effected a 1-for-40 reverse split on its issued and outstanding shares of common stock which reduced the number of outstanding shares from 37,500,000 shares to 938,109 shares. The Company also changed its authorized capital from 200,000,000 shares of common stock, par value $0.001, to 5,000,000 shares of common stock, par value $0.04. Such actions were implemented by an amendment to the Companys Articles of Incorporation filed with the Nevada Secretary of State on March 16, 1993.

     b. Issuance of Common Stock

      On May 10, 1993 the Company completed a firm commitment public offering of 200,000 units at $6 per unit of common stock. The net proceeds from the sale were $1,000,594 after deducting underwriting commissions and expenses of $156,000 and direct offering costs of $43,606.

      Each unit consists of one post-split share of common stock, par value $0.04, and one common stock purchase warrant. The warrants are exercisable for a period of three years commencing on October 29, 1993, at a price of $7.00 per share during the first year of the exercise period, $7.50 per share during the second year, and $8.00 per share during the third year. The warrants may not be exercised in the absence of an effective registration statement pertaining to the shares of common stock issuable upon exercise of the warrants (the "warrant shares") and the Company is only obligated to file a registration statement with respect to the warrant shares under certain conditions. The warrants are detachable from the units, but the warrants and common stock are still traded as a unit. The warrants are subject to redemption by the Company upon thirty days advance notice at a price of $0.01 per warrant at any time that a current registration statement pertaining to the warrant shares is effective.

      On March 8, 1995, the Company declared a 20% stock dvidend payable on April 3, 1995 to all shareholders of record on March 23, 1995. The warrants included in the Company units will be adjusted as a result of the stock dividend so that the number of shares subject to warrants will be increased by 20% and the exercise price(s) of the warrant will be proportionally reduced. The exercise price(s) of the warrants after the dividend was $6.25 until October 29, 1995, when they increased to an exercise price of $6.67 until they expire on October 29, 1996.

11.     Employees Stock Ownership Plan

      Effective October 14, 1993, the Company adopted an Employee Stock Ownership Plan which covers all employees who are over the age of 21, has been employed for at least 90 days and who provides at least 1,000 hours of service. Full vesting will occur after seven years of service or upon normal retirement at 65 years of age. Contributions to the plan are at the discretion of the Board of Directors with no minimum annual funding requirements. Contributions to plan will be primarily made with common stock of the Company.

Notes to the consolidated financial statements - continued


      The Company made a contribution to the plan for the year ended December 31, 1995 of 7,500 units with a cost of $33,750. The Company had previously made a contribution to the plan for the year ended December 31, 1993 of 3,700 units of the Companys common stock and warrants with a cost of $16,650. No contribution was made for the year ended December 31, 1994.

12.     Stock Option Plan

      The Company has a stock option plan (1991 plan) under which certain key employees have the option to purchase 2,000,000 shares of the Companys common stock at a price determined by the committee. Such price may be more, equal to, or less than the current market price of the Companys common stock. No option shall be granted under this plan after December 31, 1995.

      During 1992, 1,000,000 shares were granted under this plan at an option price of $.15 per share. During 1991, 1,000,000 shares were granted under this plan at an option price of $0.02375 per share. At December 31, 1995, 1994 and 1993, none of the option shares granted had been exercised.

      Effective October 14, 1993, the Company adopted the 1993 Stock Option Plan (the "Plan"). The plan authorizes the grant to key employees, and consultants, including officers and directors who are also employees, of options to purchase up to 200,000 shares of the Companys common stock (subject to adjustment for such matters as stock splits and stock dividends), which may be incentive stock options within the meaning of section 422A of the Internal Revenue code of 1986, as amended, or options which do not qualify as incentive stock options. The plan also provides for the grant of stock appreciation rights and stock awards to eligible participants, subject to forfeiture restrictions. The plan will be administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors. The Board, or the committee if and when appointed, will interpret the plan, its rules and regulations, and the instruments evidencing the restrictions imposed upon the stock sold under the plan, and will make all the determinations deemed necessary or advisable for administration of the plan.

      Options issued under the plan which are intended to qualify as incentive stock options within the meaning of section 422A of the Internal Revenue Code will be subject to certain restrictions and conditions including the following: the exercise price may not be less than the fair market value of the common stock on the date of grant; no incentive options may be granted to any person who holds more than 10% of the Companys issued and outstanding shares unless the exercise price is at least 110% of the fair market value of the common stock on the date of grant and the term of the option is for five years or less; the aggregate fair market value of the common stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000; the right to exercise an option terminates three months after the termination of employment unless the employee dies or is disabled; and the options may not be transferred except by will or the laws of decent and distribution.

     During 1994, 19,000 shares were granted under this plan at an option price of $3.00 per share. None of the shares granted were exercised as of December 31, 1995 and 1994.




Notes to the consolidated financial statements - continued


       In connection with the underwriting of the Companys 1993 public offering of units, the Company agreed that for a period of three years subsequent to the date of the
    prospectus  for  the  offering  (April  29,  1993),  it   would   not
    grant any stock options without the prior written consent of the underwriter except that the Company may grant incentive stock options for up to 100,000 shares of the Companys common stock to persons who are not directors of the Company without the underwriters consent.

13.     Repurchase of Common Stock Units

       The Company repurchased 11,200 units of outstanding common stock for $50,400. The Company subsequently contributed all
    11,200  units  to  the  Employees  Stock  Ownership  Plan  (see  Note
    11).