Form 10KSB/A
period 1995-12-31
ZEVEX INTERNATIONAL INC
filed 1996-04-22
CIK 827056

42

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

              Nevada
                                                            8
                                                            7-
                                                            0
                                                            4
                                                            6
                                                            2
                                                            8
                                                            0
                                                            7
(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization)
Identification No.)

                    5175 Greenpine Drive,
                    Salt Lake City, Utah

                         (Zip Code)
                            84123
          (Address of principal executive offices)

  Issuers telephone number, including area code: (801) 264-
                            1001


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


Page

No.

     Independent Auditors Report
29
     Consolidated Balance Sheets
30
     Consolidated Statements of Operations
31
     Consolidated Statements of Stockholders Equity
32
     Consolidated Statements of Cash Flows
33
     Schedule of Noncash Activities
34
     Notes to Consolidated Financial Statements
35
     Financial Data Statement
42

Exhibits
             SEC
           Exhibit         Reference
   No.       No.       Title of Document           Location

    1         3      Articles of Incorpora    Incorporated By Re
                             tion                 ference*

    2         3              Bylaws           Incorporated By Re
                                                  ference*

    3         10     Industrial Lease Agre    Incorporated By Re
                             ement                ference*
                     Dated September 22, 1
                              987

    4         10     ZEVEX 1991 Stock Opti    Incorporated By Re
                            on Plan               ference*

    5         10     ZEVEX 401(K) Profit S    Incorporated By Re
                            haring                ference*
                             Plan

    6         10     ZEVEX 1993 Stock Opti    Incorporated By Re
                            on And               ference(a)
                       Stock Award Plan

    7         10      ZEVEX Employee Stock    Incorporated By Re
                        Ownership Plan           ference(a)
*Incorporated by reference from Registrants annual report on Form 10-K for the fiscal year ended December
31, 1992, dated February 15, 1993.

(a)Incorporated by reference from Registrants annual report on Form 10-K for the fiscal year ended December
31, 1993, dated March 25, 1994.
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ZEVEX INTERNATIONAL,
INC.

Dated: March 25, 1996

By /s/ Phillip L. McStotts
                    By /s/ Dean G. Constantine
     Phillip L. McStotts
                    Dean G. Constantine
             Principal        Financial         Officer
Principal Executive Officer

       Pursuant  to  the  requirements  of  section  13
or 15(d) of the Securities Exchange of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Name                                         Title
          Date


/s/ Dean G. Constantine           President
                                       March 25, 1996
Dean G. Constantine               and Director


/s/  David  J.  Mcnally                 Vice  President
March 25, 1996
David J. McNally                     and Director


/s/   Phillip   L.   McStotts                Secretary,
Treasurer   March 25, 1996
Phillip L. McStotts                   and Director


/s/    James    L.   Holden                    Director
March 25, 1996
James L. Holden


/s/    Bradley    A.    Oldroyd                Director
March 25, 1996
Bradly A. Oldroyd


/s/   Darla   R.  Gill                         Director
March 25, 1996
Darla R. Gill