Form 10-Q
period 1996-03-31
ZEVEX INTERNATIONAL INC
filed 1996-05-14
CIK 827056

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For          the          transition         period          from
 .................to.................

Commission file number 33-19583

                    ZEVEX INTERNATIONAL, INC.
       (Exact name of registrant as specified in charter)

            NEVADA
87-0462807
(State or other jurisdiction of
(I.R.S. Employer
 incorporation or organization)
Identification No.)

5175 Greenpine Drive, Murray, Utah
84123
(Address of principal executive offices)
(Zip Code)

                         (801) 264-1001
      (Registrant's telephone number, including area code)

                                         Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  [ X ]    No

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [   ]    No  [   ]    Not Applicable  [ X ]
              APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 1996, the Company had outstanding 1,356,716 shares of common stock, par value $0.04 per share.
                             PART I

                      FINANCIAL INFORMATION

______________________________________________________________________

       ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
______________________________________________________________________

ZEVEX International, Inc. (the "Company"), files herewith balance sheets of the Company as of March 31, 1996, and December 31, 1995, and the related statements of operations and cash flows for the respective three month periods ended March 31, 1996 and 1995. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended December 31, 1995.
             ZEVEX INTERNATIONAL, INC. & SUBSIDIARY
                          Balance Sheet
                           -Unaudited-
                             ASSETS
                                         Mar 31             Dec 31

                                          1996              1995
CURREN
     T
ASSETS
         Cash in                         850,677           870,333
           Banks
        Accounts                        1,020,99          1,209,79
       Receivabl                               1                 4
               e
        Employee                           4,085             2,835
        Advances
             Tax                               0                 0
         Refunds
        Work-In-
         Process                        1,093,194           791,960


                 Total                  2,968,947          2,874,922
                Current
                Assets
 OTHER
ASSETS
             Net                         506,384           363,771
        Property
               &
       Equipment
        Deposits
                                           6,182             8,682

 Total                                   512,566           372,453
 Other
Assets
                 TOTAL                 3,481,513
                ASSETS                                    3,247,375


               LIABILITIES & STOCKHOLDERS' EQUITY
LIABIL
 ITIES
        Accounts                         362,126           191,562
         Payable
           Other                         111,943            96,206
         Accrued
        Expenses
          Income
           Taxes                          23,246            58,735
         Payable

                 Total                   497,315
                Current                                     346,503
                Liabilities
                                               0                 0
 Long-
  Term
  Debt

Deferr                                         0                 0
    ed
 Taxes

 Total                                         0                 0
 Long-
  Term
  Debt

STOCKHOLDERS' EQUITY

          Common Stock 5,000,000 shares
  authorized at
       $0.04 par
           value
          issued
             and
       outstanding
       1,130,716 share in 1995,
        and 1,35,716 shares in 1996       54,629            54,629

         Capital                        1,344,833          1,344,833
       in Excess
          of Par
           Value

      Retained  Earnings               1,584,736          1,501,410

                 Total Stockholders    2,984,198          2,900,872
                 Equity

                 TOTAL                 3,481,513          3,247,375
                LIABILITIES &
                STOCKHOLDERS EQUITY


                 ZEVEX INTERNATIONAL, INC. & SUBSIDIARY

                     Statement of Operations


                           For          For
                           Three        Three
                           Months       Months
                           Ended        Ended

                         3/31/96       3/31/95
REVENUES
Sales                   1,267,607    1,184,946
Cost of Sales
                          713,306      683,409

Gross Profit              554,301      501,537

General Expenses
 Marketing, G&A           357,218      290,809
 Research and Devel.
                          114,228      131,433

Operating Income           82,855       79,295
Other Income               13,084        9,411

Provision for Taxes
                          (12,613)       (8,181)

Net Income (Loss)
                           83,326       80,525

Income Per Share
                            .0610        .0712


Weighted Average
Shares Otstanding
                        1,365,706    1,130,609



             ZEVEX INTERNATIONAL, INC. & SUBSIDIARY

                     Statement of Cash Flows

            For the three months ended June 30, 1995
                        and June 30, 1996

                                              Mar 31    Mar 31

                                               1996      1995
Cash Flows from Operating Activities:

Net income (loss)                              83,326    80,524

Noncash revenue and expense adjustments:
   Depreciation                                46,860    36,249

Change in assets and liability accounts:
      (Increase)   decrease   in   accounts   188,803
receivable                                              (13,642)
   (Increase) decrease in work-in-process
                                             (301,234)  (71,073)
   (Increase) decrease in deposits              2,500
                                                        (2,306)
   (Increase) decrease prepaid expenses             0     5,862
   (Increase) decrease in employee advances                  0
                                              (1,250)
   Increase (decrease) in accounts payable    170,564    61,287
   Increase (decrease) in accrued expenses     15,737     3,713
    Increase  (decrease) in  provision  for
taxes                                        (35,489)     8,181

Net Cash flows used for
   operating activities
                                              169,817   108,795

Cash flows from investing activities:
   Purchse of equipment
                                             (189,473)   (23,042)

Net increase (decrease) in cash              (19,656)   85,753


Cash at beginning of period
                                              870,333   602,871

Cash at end of period
                                              850,677   950,085

            ZEVEX INTERNATIONAL, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1996


1. Summary of Significant Accounting Policies

A. Business Information

     The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to ZEVEX International, Inc. on August 15, 1988.

B. Principles of Consolidation

     The consolidated financial statements include the accounts of ZEVEX, International, Inc. (Company) and its wholly-owned subsidiary ZEVEX, Inc. All significant inter company balances and transactions have been eliminated in the consolidation.

C. Machinery and Equipment

     Machinery and equipment are stated at cost less accumulated depreciation. Depreciation is provided over expected useful lives of five or seven years on accelerated methods, which provide for more depreciation expense in the early years of the estimated life of the asset.

     Major replacements which extend the useful lives of equipment are capitalized and depreciated over the remaining useful life.
     Normal maintenance and repair items are charged to costs and expenses incurred.

     Upon retirement or disposal of property, plant or equipment, the costs and related accumulated depreciation amounts are eliminated and any gain or loss is included in operation in the year of disposition.

Notes to the financial statements - continued

D. Work In Process

     Work in process is stated at the lower of cost (first-in, first-out method) or market value.

E. Bad Debts

     The Company accounts for bad debts using the direct write off method. Accounts are written off when deemed uncollectible.

F. Net Income Per Share

     The computation of net income per share of common stock is computed by dividing net income for the period by the weighted average number of shares outstanding during the period. Common stock equivalents which dilute earnings per share were not taken into consideration in the calculation because they had no material impact.

2. Business Combination

On August 11, 1988, the Company acquired the outstanding stock of ZEVEX, Inc., a manufacturer and producer of acoustic and electronic equipment for special applications, in exchange for 600,000 shares of its common stock. This business combination has been accounted for in a manner similar to a pooling-of-interests.


3. Income Taxes

Provision for income taxes is made, at Federal and State statutory rates, based on earnings reported in the financial statements for the amount of income taxes payable currently, less any prepayment deposits.The provision for income taxes at March 31, 1995 and March 31, 1996 consists of the following:
                                             1996          1995

Federal income taxes                       $   7,816     $   3,747
State income taxes                             4,797         4,434
Provision for income tax                  $   12,613     $   8,181
                                            ==========    ==========

4.Major Customers

The Company distributes its products directly and is not dependent upon any single customer. However, sales to three customers for the three months ending March 31, 1996, each represented 10% or more of total sales.
______________________________________________________________________

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
______________________________________________________________________

Results of Operations

The Company's sales increased to $1,267,607 in the first quarter 1996 from $1,184,946 in the first quarter 1995, an increase of approximately 7% for the three months ending March 1996. During the first three months of 1996, 72% of total revenues resulted in sales to three customers, all of whom were major customers in 1995. Since the Company's products are sold to OEMs as components for incorporation into products manufactured by them, demand for the Company's products is affected by the demand for the final products manufactured by the OEMs, which is beyond the control of the Company, and no assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

The Company's gross profit as a percentage of sales was 43% in the first quarter 1996, as compared to 43% in the first quarter 1995. Management does not expect any significant changes in cost of sales during 1996 with the product mix which is expected to be delivered.

Selling, general and administrative expenses for the quarter ended March 31, 1996 increased $66,409, from $290,809 in the first quarter of 1995 to $357,218 in the first quarter 1996. Management attributes the increase in these expenses to increased sales effort including travel, and legal costs incurred for patent and trademark filings. The Company believes that general and administrative expenses will remain constant for the remainder of 1996.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. During the first quarter of 1996 research and development expenses were $114,228 compared to $131,433 during the first quarter of 1995. The expenses incurred during the first quarter were for the continued development of several proprietary products and new applications of the Company's ultrasound technology. Management believes the investment in research and development will serve the Company's future well, and will continue these expenses at the current rate for at least the next several quarters.

Net income increased to $83,326, or 6.6% of net sales, in the first quarter of 1996, from $80,525, or 6.8% of net sales, in the first quarter of 1995. The decreases of net income percentage during 1996 as compared to 1995 are principally due to the increase in sales and related expenses for the current year.

As of March 31, 1996 the Company's backlog of customer orders was $2,808,325, as compared to $2,362,000 on March 31, 1995. Management estimates that approximately 90% of the backlog will ship before December 31, 1996.

Liquidity and Capital Resources

During the quarter ending March 31, 1996, the Company produced $83,326 of net income from operating activities Cash decreased by $19,656, in the first quarter of 1996. During the quarter ending March 31, 1995, the Company produced $80,525, of net income from operating activities. Net cash increased by $85,753, in the first quarter of 1995, as the Company funded an increase in accounts receivable and inventories of work in progress for future sale.

The Company's purchases of new research, production, test equipment and tooling was $189,473 for the first three months of 1996.

The Company's working capital at March 31, 1996, was $2,471,632, as compared to $2,361,371 at March 31, 1995. The increase is primarily attributed to the income from operations. The portion of working capital represented by cash at such dates was $850,677 and $950,085, respectively. The Company utilizes substantial portions of its cash from time to time to fund its operations.
                             PART II
          OTHER INFORMATION NOT APPLICABLE AT THIS TIME

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K



______________________________________________________________________

                           SIGNATURES
______________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZEVEX INTERNATIONAL, INC.


Dated:  May 10, 1996                  By   /s/ Dean G. Constantine
                                      Dean G. Constantine, President


                                      By   /s/ Phillip L. Mcstotts
                                        Phillip L. McStotts, Secretary
                                         (Principal Financial Officer)