Form 10-Q
period 1996-06-30
ZEVEX INTERNATIONAL INC
filed 1996-08-12
CIK 827056

Page 1 of 12 consecutively numbered pages

                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

5175 Greenpine Drive, Murray, Utah
(Address of principal executive offices)
84123
(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [   ]    No  [   ]    Not Applicable  [ X ]
                APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 1996, the Company had outstanding 1,356,716 shares of common stock, par value $0.04 per share.









                             PART I

                      FINANCIAL INFORMATION

______________________________________________________________________

       ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
______________________________________________________________________

ZEVEX International, Inc. (the "Company"), files herewith balance sheets of the Company as of June 30, 1996, and December 31, 1995, and the related statements of operations and cash flows for the respective three month and six month periods ended June 30, 1996 and 1995. In the opinion of the Companys management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended December 31, 1995.






             ZEVEX INTERNATIONAL, INC. & SUBSIDIARY
                          Balance Sheet
                           -Unaudited-
                             ASSETS
                                         Jun 30             Dec 31

                                          1996              1995
CURRENT
ASSETS
  Cash in Banks                          630,710           870,333
  Accounts Receivable                    872,830         1,209,794
  Employee Advances                        2,865             2,835
  Prepaid Taxes                           47,435                 0
  Work-In-Process                      1,241,725           791,960

      Total Current Assets             2,795,565         2,874,922

 OTHER ASSETS
   Net Property and Equipment            634,978           363,771
   Deposits                                3,490             8,682

             Total Other Assets          638,468           372,453
             TOTAL ASSETS              3,434,033         3,247,375


               LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts Payable                      341,265           191,562
   Other Accrued Expenses                102,349            96,206
   Income Taxes Payable                        0            58,735

          Total Current Liabilities      443,614           346,503
          Long-Term Debt                       0                 0
          Deferred Taxes                       0                 0
          Total Long-Term Debt                 0                 0

STOCKHOLDERS'EQUITY
          Common Stock 5,000,000 shares
          authorized at $0.04 par value
          issued and outstanding 1,130,716
          shares in 1995 and 1,356,716
          shares in 1996                  54,629            54,629
          Capital in Excess of Par
          Value                         1,344,833          1,344,833
          Retained Earnings             1,590,957          1,501,410
                 Total Stockholders'
                 Equity                 2,990,419          2,900,872
                 TOTAL LIABILITIES AND
                 STOCKHOLDERS'EQUITY    3,434,033          3,247,375







             ZEVEX INTERNATIONAL, INC. & SUBSIDIARY

                     Statement of Operations


                  For Three    For Three     For Six      For Six
                   Months       Months       Months       Months
                    Ended        Ended        Ended        Ended
                   6/30/96      6/30/95      6/30/96      6/30/95
REVENUES
Sales              1,277,618    1,204,968    2,545,225    2,389,914
Cost of Sales        676,349      674,183    1,389,655    1,357,592

Gross Profit         601,269      530,785    1,155,570    1,032,322

General Expenses
Marketing, G&A       474,435      324,124      831,653      614,933
Research and Devel.  131,586      149,058      245,814      280,491

Operating Income     (4,752)       57,603       78,103      136,898
Other Income          14,642        9,234       27,726       18,645

Provision for Taxes  (3,669)     (13,515)     (16,282)     (21,696)

Net Income (Loss)      6,221       53,322       89,547      133,847

Income Per Share       .0046        .0393         0656        .1076


Weighted Average Shares
Outstanding        1,365,716    1,365,716    1,356,716    1,243,662









                ZEVEX INTERNATIONAL, INC. & SUBSIDIARY

                     Statement of Cash Flows

            For the three months ended June 30, 1996
                        and June 30, 1995

                                              Jun 30    Jun 30
                                               1996      1995
Cash Flows from Operating Activities:

Net income (loss)                              89,547   133,847

Noncash revenue and expense adjustments:
   Depreciation                                99,340    72,498

Change in assets and liability accounts:
  (Increase) decrease in accounts receivable 336,934 (114,129) (Increase) decrease in work-in-process (449,765) (63,970)
  (Increase) decrease in deposits               5,192   (9,000)
  (Increase) decrease prepaid expenses       (47,435)    11,724
  Increase (decrease) in accounts payable     149,703    19,086
  Increase (decrease) in accrued expenses       6,143     (367)
  Increase  (decrease) in  provision
  for taxes                                   (58,735)   21,696

Net Cash flows used for
   operating activities                       130,924    71,385

Cash flows from investing activities:
   Purchase of equipment and tooling         (370,547)  (44,202)

Net increase (decrease) in cash              (239,623)    27,183

Cash at beginning of period                    870,333   864,332

Cash at end of period                          630,710   891,515








            ZEVEX INTERNATIONAL, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1996


1. Summary of Significant Accounting Policies

A. Business Information

     The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to ZEVEX International, Inc. on August 15, 1988.

B. Principles of Consolidation

     The consolidated financial statements include the accounts of ZEVEX, International, Inc. (Company) and its wholly-owned subsidiary ZEVEX, Inc. All significant inter-company balances and transactions have been eliminated in the consolidation.

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

     Upon retirement or disposal of property, plant or equipment, the costs and related accumulated depreciation amounts are eliminated, and any gain or loss is included in operation in the year of disposition.

Notes to the financial statements - continued

D. Work In Process

     Work in process is stated at the lower of cost (first-in, first-out method) or market value.

E. Bad Debts

     The Company accounts for bad debts using the direct write off method. Accounts are written off when deemed uncollectible.

F. Net Income Per Share

     The computation of net income per share of common stock is computed by dividing net income for the period by the weighted average number of shares outstanding during the period. Common stock equivalents which dilute earnings per share are not taken into consideration in the calculation because they have no material impact.

2. Business Combination

On August 11, 1988, the Company acquired the outstanding stock of ZEVEX, Inc., a manufacturer and producer of acoustic and electronic equipment for special applications, in exchange for 600,000 shares of its common stock. This business combination has been accounted for in a manner similar to a pooling-of-interests.

Notes to the financial statements - continued

3. Income Taxes

Provision for income taxes is made, at Federal and State statutory rates, based on earnings reported in the financial statements for the amount of income taxes payable currently, less any prepayment deposits. The provision for income taxes at June 30, 1996 and June 30, 1995 consists of the following:
                                             1996          1995

Federal income taxes                       $  11,033     $  13,919
State income taxes                             5,249         7,777
Provision for income tax                   $  16,282     $  21,696
                                           ==========    ==========

4.Major Customers

The Company distributes its products directly and is not dependent upon any single customer. However, sales to three customers for the six months ending June 30, 1996, each represented 10% or more of total sales.








______________________________________________________________________

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
______________________________________________________________________

Results of Operations

The Company's sales increased to $1,277,618 in the second quarter 1996 from $1,204,968 in the second quarter 1995, and $2,545,225 for the first six months of 1996, from $2,389,914 for the first six months of 1995, an increase of approximately 6% for the three months ending June 1996, and an increase of 5% for the six months ending June 1996. During the first six months of 1996, 65% of total revenues resulted from sales to three customers, all of whom were major customers in 1995. Since the Company's products are sold to OEMs as components for incorporation into products manufactured by them, demand for the Company's products is affected by the demand for the final products manufactured by the OEMs, which is beyond the control of the Company, and no assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

The Company's gross profit as a percentage of sales was 47% in the second quarter 1996, as compared to 44% in the second quarter 1995, and 45% for the six months ending June 1996 compared to 43% for the six months ending June 1995. Management attributes the increase to the product mix that was delivered during the second quarter of 1996.

Selling, general and administrative expenses for the quarter ended June 30, 1996 increased $150,311, from $324,124 in the second quarter of 1995 to $474,435 in the second quarter of 1996. Management attributes the increase in these expenses to increased sales effort, including travel, and legal costs related to the introduction and marketing trials of the new Enteralite(Trademark) ambulatory enteral feeding pump, and increased expenses related to employee insurance and tax costs. The Company believes that general and administrative expenses will remain constant for the remainder of 1996.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. During the second quarter of 1996, research and development expenses were $131,586 compared to $149,058 during the second quarter of 1995, and $245,814 for the first six months of 1996, compared to 280,491 for the first six months of 1995. Expenses incurred during the first six months were for the continued development of several proprietary products and new applications of the company's ultrasound technology. Management believes investing in research and development will serve the company's future well, and will continue these expenses at the current rate for at least the next several quarters.

Net income decreased to $6,221, or 0.5% of net sales, in the second quarter of 1996, from $53,322 in the second quarter of 1995. Net income of $89,547, or 3.5% of net sales, for the first six months of 1996 decreased from a net income of $133,847 in the first six months of 1995. The decreases in net income during 1996 as compared to 1995 are principally due to increased selling, general and administrative expenses for the current year.

As of June 30, 1996 the Company's backlog of customer orders was $2,726,000, as compared to $3,243,000 on June 30, 1995. Management estimates that approximately 90% of the backlog will ship before December 31, 1996.

Liquidity and Capital Resources

During the quarter ending June 30, 1996, and the six months ending June 30 1996, the Company produced $6,221 in net income and $89,547 in net income respectively from operating activities. Cash decreased by $239,623 for the six months ending June 30, 1996. During the quarter ending June 30, 1995, and the six months ending June 30 1995, the Company had net incomes of $53,322 and $133,847 respectively from operating activities. Net cash increased by $27,183 for the six months ending June 30, 1995, as the Company funded an increase in accounts receivable and inventories of work in progress for future sale.

The Company's purchases of new research, production, test equipment and tooling was $181,074 for the second quarter of 1996, and $370,547 for the first six months of 1996.

The Company's working capital at June 30, 1996, was $2,351,951 as compared to $2,423,087 at June 30, 1995. The decrease is primarily attributed to income from operations. The portion of working capital represented by cash at such dates was $630,710 and $891,515 respectively. The Company utilizes substantial portions of its cash from time to time to fund its operations.







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