Form 10-Q/A
period 1996-06-30
ZEVEX INTERNATIONAL INC
filed 1996-08-19
CIK 827056

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [   ]    No  [   ]    Not Applicable  [ X ]
                APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 1996, the Company had outstanding 1,365,716 shares of common stock, par value $0.04 per share.


                 Page 1 of 12 Consecutively Numbered Pages








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







             ZEVEX INTERNATIONAL, INC. & SUBSIDIARY

                     Statement of Operations


                  For Three    For Three     For Six      For Six
                   Months       Months       Months       Months
                    Ended        Ended        Ended        Ended
                   6/30/96      6/30/95      6/30/96      6/30/95
REVENUES
Sales              1,277,618    1,204,968    2,545,225    2,389,914
Cost of Sales        676,349      674,183    1,389,655    1,357,592

Gross Profit         601,269      530,785    1,155,570    1,032,322

General Expenses
Marketing, G&A       474,435      324,124      831,653      614,933
Research and Devel.  131,586      149,058      245,814      280,491

Operating Income     (4,752)       57,603       78,103      136,898
Other Income          14,642        9,234       27,726       18,645

Provision for Taxes  (3,669)     (13,515)     (16,282)     (21,696)

Net Income (Loss)      6,221       53,322       89,547      133,847

Income Per Share       .0046        .0393         0656        .1076


Weighted Average Shares
Outstanding        1,365,716    1,356,716    1,365,716    1,243,662









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