Form 10-Q
period 1996-09-30
ZEVEX INTERNATIONAL INC
filed 1996-11-13
CIK 827056

Page 1 of 12 consecutively numbered pages

                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

                                 OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .................to.................

Commission file number 33-19583

                      ZEVEX INTERNATIONAL, INC.
         (Exact name of registrant as specified in charter)

            NEVADA                                                87-0462807
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization)                             Identification No.)

5175 Greenpine Drive, Murray, Utah 84123
(Address of principal executive offices)
(Zip Code)84123


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [   ]    No  [   ]    Not Applicable  [ X ]
                APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 4, 1996, the Company had outstanding 1,495,716 shares of common stock, par value $0.04 per share.



                             PART I

                      FINANCIAL INFORMATION

______________________________________________________________________

       ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
______________________________________________________________________

ZEVEX International, Inc. (the "Company"), files herewith balance sheets of the Company as of September 30, 1996, and December 31, 1995, and the related statements of operations and cash flows for the respective three month and nine month periods ended September 30, 1996 and 1995. In the opinion of the Companys management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended December 31, 1995.





             ZEVEX INTERNATIONAL, INC. & SUBSIDIARY
                          Balance Sheet
                           -Unaudited-
                             ASSETS
                                         Sept 30            Dec 31

                                          1996              1995
CURRENT ASSETS
         Cash in                         473,748           870,333
           Banks
        Accounts Receivable             862,935          1,209,794
        Employee Advances                 4,022              2,835
        Prepaid Taxes                    52,353                  0
        Work-In-
         Process                      1,456,740            791,960

           Total Current Assets       2,849,798          2,874,922
OTHER ASSETS
        Net Property & Equipment         637,037           363,771
        Deposits                           3,490             8,682

 Total Other Assets                      640,527           372,453
            TOTAL ASSETS               3,490,325         3,247,375

               LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
        Accounts Payable                 344,604           191,562
        Other Accrued Expenses           102,138            96,206
        Income Taxes Payable                   0            58,735

           Total Current Liabilities     446,742           346,503
        Long-Term Debt                         0                 0
        Deferred Taxes                         0                 0
              Total Long-Term Debt             0                 0

STOCKHOLDERS EQUITY
       Common Stock 5,000,000
       shares authorized at $.04 par
       value issued and outstanding
       1,130,716 shares in 1995 and
       1,356,716 share in 1996            54,629            54,629
      Capital in excess of Par Value   1,344,833         1,344,833
      Retained Earnings                1,644,121         1,501,410
      Total Stockholders Equity        3,043,583         2,900,872
             TOTAL LIABILITIES &
             STOCKHOLDERS EQUITY       3,490,325         3,247,375







                    ZEVEX INTERNATIONAL, INC. & SUBSIDIARY
                         Statement of Operations


                  For Three    For Three    For Nine     For Nine
                   Months       Months       Months       Months
                    Ended        Ended        Ended        Ended
                   9/30/96      9/30/95      9/30/96      9/30/95
REVENUES
Sales              1,333,030    1,380,141    3,878,255    3,770,055
Cost of Sales
                     732,085      785,963    2,121,740    2,143,555

Gross Profit         600,945      594,178    1,756,515    1,626,500

General
Expenses
 Marketing, G&A      382,970      336,031    1,214,623      950,964
 Research   and
 Devel.              114,521      120,088      360,335      400,579

Operating                         138,059      181,557      274,958
Income               103,454
Other Income           8,078        9,482       35,804       28,127

Provision for
Taxes               (58,369)      (59,811)    (74,651)      (81,507)

Net Income
(Loss)                53,163       87,730      142,710      221,577

Income Per
Share                  .0389        .0644        .1045        .1729


Weighted
Average Shares
Outstanding        1,365,716    1,356,716    1,365,716    1,281,347





             ZEVEX INTERNATIONAL, INC. & SUBSIDIARY

                     Statement of Cash Flows

          For the nine months ended September 30, 1996
                     and September 30, 1995

                                             Sept 30   Sept 30

                                               1996      1995
Cash Flows from Operating Activities:

Net income (loss)                             142,710   221,577

Noncash revenue and expense adjustments:
   Depreciation                               156,570    98,616

Change in assets and liability accounts:
(Increase)   decrease   in   accounts
receivable                                    346,859  (157,233)
(Increase) decrease in work-in-process       (664,780)  (94,968)
   (Increase) decrease in deposits              5,192    (5,000)
   (Increase) decrease in prepaid expenses    (52,353)   16,235
   (Increase) decrease in employee advances    (1,187)        0
   (Increase) decrease in tax refunds               0   109,251
   Increase (decrease) in accounts payable    153,042    36,220
   Increase (decrease) in accrued expenses      5,932    (1,368)                                                            1,368)
   Increase  (decrease) in  provision  for
   taxes                                      (58,735)    32,387

Net Cash flows used for
   operating activities
                                               33,250   255,717

Cash flows from investing activities:
   Purchase of equipment and tooling          (429,835) (159,143)

Net increase (decrease) in cash               (396,585)   96,574

Cash at beginning of period
                                              870,333   864,332

Cash at end of period
                                              473,748   960,906






            ZEVEX INTERNATIONAL, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1996


1. Summary of Significant Accounting Policies

A. Business Information

     The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc., and changed its name to ZEVEX International, Inc., on August 15, 1988.

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

Notes to the financial statements - continued

3. Income Taxes

Provision for income taxes is made, at Federal and State statutory rates, based on earnings reported in the financial statements for the amount of income taxes payable currently, less any prepayment deposits. The provision for income taxes at September 30, 1996 and September 30, 1995 consists of the following:
                                             1996          1995

Federal income taxes                       $  63,783     $  24,054
State income taxes                            10,868         8,333
Provision for income tax                  $   74,651     $  32,387
==========    ==========

4.Major Customers

The Company distributes its products directly and is not dependent upon any single customer. However, sales to three customers for the nine months ending September 30, 1996, each represented 10% or more of total sales.
______________________________________________________________________

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
______________________________________________________________________

Results of Operations

The Company's sales decreased to $1,333,030 in the third quarter 1996 from $1,380,141 in the third quarter 1995, and increased to $3,878,255 for the first nine months of 1996, from $3,770,055 for the first nine months of 1995, a decrease of approximately 4% for the three months ending September 1996, and an increase of 3% for the nine months ending September 1996. During the first nine months of 1996, 63% of total revenues resulted from sales to three customers, all of whom were major customers in 1995. Since most of the Company's products are sold to OEMs as components for incorporation into products manufactured by them, demand for the Company's products is affected by the demand for the final products manufactured by the OEMs, which is beyond the control of the Company, and no assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

The Company's gross profit as a percentage of sales was 45% in the third quarter 1996, as compared to 43% in the third quarter 1995, and 45% for the nine months ending September 1996 compared to 43% for the nine months ending September 1995. Management attributes the increase to the product mix that was delivered during these periods of 1996.

Selling, general and administrative expenses for the quarter ended September 30, 1996 increased $46,939, from $336,031 in the second quarter of 1995 to $382,970 in the third quarter of 1996. Management attributes the increase in these expenses to increased sales effort, including travel, and legal costs related to the introduction and marketing trials of the new Enteralite(Trademark) ambulatory enteral feeding pump, and increased expenses related to employee insurance and tax costs. The Company believes that general and administrative expenses will remain constant for the remainder of 1996.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. During the third quarter of 1996, research and development expenses were $114,521 compared to $120,088 during the third quarter of 1995, and $360,335 for the first nine months of 1996, compared to $400,579 for the first nine months of 1995. Expenses incurred during the first nine months were for the continued development of several proprietary products and new applications of the company's ultrasound technology. Management believes investing in research and development will serve the company's future well, and will continue these expenses at the current rate for at least the next several quarters.

Net income decreased to $53,163, or 4% of net sales, in the third quarter of 1996, from $87,730 in the third quarter of 1995. Net income of $142,710, or 3.7% of net sales, for the first nine months of 1996 decreased from a net income of $221,577 in the first nine months of 1995. The decreases in net income during 1996 as compared to 1995 are principally due to increased selling, general and administrative expenses for the current year, and a change in the tax law regarding research and development tax credit.

As of September 30, 1996 the Company's backlog of customer orders was $4,357,000, as compared to $3,688,000 on September 30, 1995.
Management estimates that approximately 40% of the backlog will ship before December 31, 1996.

Liquidity and Capital Resources

During the quarter ending September 30, 1996, and the nine months ending September 30 1996, the Company produced $53,163 in net income and $142,710 in net income respectively from operating activities. Cash decreased by $396,585 for the nine months ending September 30, 1996 as the company funded an increase in inventories and work in process, as well as major production tooling costs. During the quarter ending September 30, 1995, and the nine months ending September 30 1995, the Company had net incomes of $87,730 and $221,577 respectively from operating activities. Net cash increased by $96,574 for the nine months ending September 30, 1995, as the Company funded an increase in accounts receivable and inventories of work in progress for future sale.

The Company's purchases of new research, production, test equipment and tooling was $59,288 for the third quarter of 1996, and $429,835 for the first nine months of 1996. The Company has no material commitments for the purchase of equipment or tooling during the remainder of 1996.

The Company's working capital at September 30, 1996, was $2,403,056 as compared to $2,423,994 at September 30, 1995. The decrease is primarily attributed to a decrease in income from operations. The portion of working capital represented by cash at such dates was $473,748 and $960,906 respectively. The Company utilizes substantial portions of its cash from time to time to fund its operations.

On October 30, 1996, the company completed the issuance and sale of a $2,000,000 aggregate principal amount of adjustable rate Industrial Development Revenue Bonds, series 1996 (ZEVEX, Inc., Project) of Murray City, Salt Lake County, Utah. The bonds will finance construction of a manufacturing facility for the Company in Murray, Utah.

On October 29, 1996, the Company completed a transaction for the amount of $50,000 cash and 130,000 shares of unregistered stock of the company for the purchase of approximately 3.7 acres of land within Murray City, Salt Lake County, Utah, for the purpose of constructing a manufacturing facility with an unrelated party. As a result of the above transactions, stockholders equity increased $455,000 subsequent to the September 30, 1996, balance sheet date. Also, assets and liabilities of the company will increase by approximately $2,000,000 subsequent to the September 30, 1996, balance sheet date.

The Companys warrants, issued on April 29, 1993, expired on October 29, 1996. The exercise price on the warrants was $6.67. The warrants could not be exercised in the absence of an effective registration statement. The Company chose not to extend the expiration date of the warrants, because the current common stock price was $3.25, had never been near the exercise price, and would not be exercisable in the foreseeable future.


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


ZEVEX INTERNATIONAL, INC.


Dated:  November 4, 1996              By   /s/ Dean G. Constantine
Dean G. Constantine, President


                                      By   /s/ Phillip L. Mcstotts
                                        Phillip L. McStotts, Secretary
                                         (Principal Financial Officer)