Form 10KSB
period 1996-12-31
ZEVEX INTERNATIONAL INC
filed 1997-04-03
CIK 827056

US SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-KSB
     [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF
               1934
         For the fiscal year ended December 31, 1996
                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 Commission file number 33-19583
                  ZEVEX INTERNATIONAL, INC.
(Name of Small Business Issuer as specified in its charter)
  Nevada                              870462807
 (State or other jurisdiction of    (I.R.S. Employer
  incorporation or organization)     Identification No.)

                      5175 Greenpine Drive,
                    Salt Lake City, Utah

                         (Zip Code)
                            84123
          (Address of principal executive offices)

Issuer's telephone number, including area code: (801) 264-1001


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

      Check  if  there is no disclosure of delinquent
filers in response  to Item 405 of Regulation S-B contained
in  this form, and   no  disclosure will be contained, to
the  best  of Issuer's knowledge,   in   definitive  proxy  or
information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this form 10-KSB:  X

     The Issuer's revenues for the fiscal year ended
December 31, 1996 were $5,663,732.

     The aggregate market value of the Company's voting stock held by nonaffiliates computed with reference to the average bid and asked prices for such stock in the over-the-counter market as quoted on the OTC Bulletin Board on February 20, 1997 was approximately $4,320,000.


DOCUMENTS INCORPORATED BY REFERENCE


     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., Part I,
Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933, as amended:
1)   Annual Report to Security Holders.
2) Proxy Statement with respect to the Company's Annual Meeting of Shareholders held on June 6, 1996.
_____________________________________________________________

                       TABLE OF CONTENTS
_____________________________________________________________

Item Number and Caption

Page PART I

1.   Business                                          4

2.   Properties                                        10

3.   Legal Proceedings                                 11

4.   Submission of Matters to a Vote of Security Holders 11

PART II

5.   Market for Company's Common Stock and Related Stockholder
     Matters                                              12

6.   Management's Discussion and Analysis of
     Financial    Condition   and   Results of Operation  13

7.   Financial    Statements    and    Supplementary
     Data                                                 17

8.   Changes in and Disagreements with Accountants on
     Accounting       and       Financial Disclosure      17

PART III

9.      Directors    and    Executive   Officers of
        Company                                           18

10.   Executive Compensation                              19

11.  Security Ownership of Certain Beneficial Owners
     and Management                                       24

12.  Certain    Relationships   and    Related
     Transactions                                         25

PART IV

13.  Exhibits, Financial Statement Schedules
     and Reports on Form 8-K                              26

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               30
                            PART I

              ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

      ZEVEX International, Inc. (the "Company") is engaged in manufacturing and marketing operations through its whollyowned subsidiary, ZEVEX, Inc. The Company was originally incorporated under the laws of Nevada on
December 30, 1987, under the name Downey Industries, Inc. ZEVEX, Inc. was originally incorporated in Utah in
November 1986, under the name Ultronix, Inc., and subsequently changed its name to ZEVEX, Inc. in May, 1987. Unless the context otherwise requires, the terms "ZEVEX" and "Company" as used throughout this report refer to both ZEVEX International, Inc., a Nevada corporation, and its wholly-owned subsidiary ZEVEX, Inc., a Utah corporation.
    The Company designs, manufactures, markets and sells
custom and                   standard  products  utilizing
ultrasonic  transducers  and
related   signal  processing  instrumentation.    The
Company's
products  are  sold primarily to original equipment
manufacturers ("OEMs")   serving   the   medical,  industrial
and   aerospace
instrumentation  markets.   The  Company's  recently
introduced
proprietary products, the EnteraLiter, and the Bottlewatchr, are sold directly to the end user by the Company's sales
team  and independent  representatives.   In  most  cases
(sales  of      the
Company's OEM products), the Company's design and engineering staffs work closely with the customer to design and develop a custom product which will perform the function desired by the customer. The Company's products range in complexity from simple ultrasonic transducers which
convert electrical energy  to  sound waves,   to  electronic
instrumentation  systems  which   embody ultrasonic
technology.


The Technology

     Ultrasonic transducers are used to convert electrical energy to acoustic energy or sound waves in predetermined configurations and intensities depending upon the specific
application.    The
acoustic energy generated by the transducer is then utilized to perform a variety of functions involving either the transmission of sound waves as a power source or the transmission and reception of sound waves to provide interpretative data. In one application, the Company's
transducers  are  used       to   drive
precision surgical instruments, causing a cutting tip or needle to oscillate or vibrate at rates exceeding 50,000
times  per second.   In  applications, transducers are
coupled with signal processing equipment in order to transmit sound waves to or through a particular material or liquid. A signal processing circuit then records and
interprets the pattern and frequency  of returning   sound
waves  to  make determinations     about       the
characteristics of the subject material. Such devices are used to detect the presence of air bubbles in liquids and monitor fluid levels in vessels.

      The Company designs and manufactures transducers of a variety of sizes which can be incorporated by an OEM into a final instrument or piece of equipment. The Company's ultrasonic process control products are designed to be mounted outside surgical tubing and containers and do not contain moving parts, which offer advantages in terms of non-invasive application, service and durability. As the Company has grown, its emphasis has shifted away from the performance of engineering services to the higher margin manufacturing operations. In addition, the Company has developed and is developing its own products to augment its OEM business.
Product Applications

     Custom products account for most of the Company's sales. The Company's custom products serve a variety of applications in the medical, industrial and aerospace instrumentation markets. In the development of custom
products, the  Company  generally accepts            primary
responsibility  for  product  design,   having
received  input  and  output specifications  from  the
potential
customer.   In most cases, prototypes are developed and
delivered to the customer for evaluation before a firm order for production quantities is placed. The Company places a strong emphasis on developing a working relationship between its own engineering staff and the engineering staff of a potential customer during the product development phase. In 1996, ZEVEX introduced the EnteraLiter enteral feeding pump, its second proprietary product, to the healthcare market.

                 Ophthalmic   Surgical  Products.   The
          Company manufactures    piezoelectric   handpieces,
          control circuits,  and  instrumentation  employed
          in surgical procedures   for  the  removal  of
          cataracts,   called phacoemulsification.  The
          handpieces utilize ultrasonic energy to cause a needle located at the tip of the handpiece to oscillate at a high frequency. During the procedure, the surgeon holds the handpiece and inserts the needle through a small incision in the eye.
          The
          actuation of the needle causes fragmentation of the cataract tissue at the tip, which is
          emulsified  and aspirated   through  ports  in  the
          handpiece.                                 The
          phacoemulsification procedure has led to the
          treatment of  cataracts  as an out-patient
          procedure. Sales  of phacoemulsification
          products accounted
          for approximately  42% of the Company's revenues
          in
          1996, and 40% in 1995.
               Air Bubble Detectors.   The Company
          manufactures a line of ultrasonic air bubble detectors which are noninvasive devices used to continuously detect the presence of air bubbles in fluids through most sizes and types of medical tubing. Each system consists of a pair of ultrasonic transducers encapsulated in a sensor housing, accompanied by a single compact circuit board. Certain of these circuits have been approved for use in medical infusion systems by the TUV Product Service of Germany, which is a technical control organization responsible for product safety in Europe.

                The  sensor is configured to meet the tubing
          size and packaging requirements of the particular customer. The sensor is clamped on the tubing in an arrangement which
          does not restrict flow, yet requires no acoustic couplant for operation. This dry-coupling arrangement is favored in the medical operating environment for its simplicity and the ability to reuse sensors with many disposable tubing sets. The use of the sensors on the exterior of the tubing also eliminates concerns with respect to contamination of the fluids and the need to sterilize the sensor housing. The system operates by causing one transducer to project ultrasonic energy or sound waves across the path of the fluid in the tube. A second transducer acts as a receiver which monitors the transmission of the ultrasonic
energy  across  the fluid  path.                    When a
bubble of  critical  size  passes
between the transducers, the path of acoustic energy is interrupted and detected, and a signal is sent by the interface circuit to the instrument controller which in turn shuts down the infusion pump to prevent the bubble from
entering  the  patient.   The  Company's  bubble detectors
have been configured for microbore infusion tubing sizes as small as 1/16 inch in diameter and for cardiotomy tubing as large as 1/2 inch in diameter. Bubbles as small as a few microliters can be detected and detection thresholds can be set to sizes required by the specific application. The system logic features fault detection capability and the interface can be configured to meet the requirements of the user. Detectors are designed to operate at both high and low fluid rates and with fluids that vary greatly in density and
opacity.   Sales of air bubble  detectors account for
approximately 49% of the Company's revenues in 1996, and 56% in 1995.

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

      Since the system makes and averages hundreds of measurements each second, it is capable of producing
relatively    high   statistical   accuracies.     This
continuous inventory management feature is particularly useful
in  environments where tank leak  detection  is required.   In
industrial applications, the transducer housing is manufactured from materials designed to resist harsh chemical environments and to operate while immersed in hydrocarbon products, organics and water. Level gauging systems are used in the medical operating environment to continuously detect liquid levels in blood oxygenators,
cardiotomy reservoirs  and  similar vessels.    In   these
applications,  the   transducer attaches  to the exterior of
the vessel at the bottom and projects and receives the ultrasonic energy through the plastic wall, which may vary in composition, rigidity and thickness. In medical applications, the product assists in process control during  critical
operations so that medical personnel can attend to other activities. Sales of liquid level detectors have accounted
for  approximately  1%  of  the   Company's revenues during
each of the last two fiscal years.
                   Bottlewatchr    Liquid    Level
                   Indicators.
          Bottlewatchr noninvasively monitors liquid levels in bottles of balanced salt solutions which are used extensively in cataract and retinal surgery. Balanced salt solution is required to nourish and support the delicate structure of the eye during ocular surgery, the depletion of which can complicate surgery, or in the worst case, lead to irreparable damage to the patient's eye. When the liquid level drops below the user specified
          position of the Bottlewatchr,  audible and   visible
          alarms   are   immediately   activated. Bottlewatchr
          is the first proprietary product to be trademarked and marketed under the ZEVEX name, and worldwide distribution was established during 1995. Bottlewatchr accounted for approximately 1% of the Company's revenue in 1996.

               EnteraLiter Enteral Feeding Pumps. The new
          EnteraLiter ambulatory enteral feeding pump is a portable feeding pump for patients who cannot get adequate nutrition orally. It passes feeding solutions directly into the intestines. The EnteraLiter, ZEVEX's second proprietary product, is the lightest, most compact nutrition infusion system on the market, possessing unprecedented safety and accuracy in liquid nutrition delivery. The EnteraLiter has a 24 hour battery, one-third longer than any competitor's. The Company was awarded two patents for EnteraLiter technology, one for its safety and another for its delivery accuracy components. Two patents remain pending on the pump's technology. The EnteraLiter requires the use of disposable feeding bags and tube sets, both of which are sold by the Company. ZEVEX received permission to market its EnteraLiter with 510(k) approval from the FDA in March. Sales of the EnteraLiter began in September of 1996.

Manufacturing

      The Company's products are assembled and tested at its manufacturing facility in Salt Lake City, Utah. In most cases, the manufacturing process begins with technical drawings and specifications  produced in cooperation with the customer.
Once the  preliminary  design  has  been  completed,  a
prototype  is
manufactured and further design refinements and adjustments are made based on the performance of the prototype. Following completion of final design specifications, the Company orders the required electronic components (primarily integrated circuits, capacitors and resistors), piezoelectric ceramic, molded plastic and stainless steel housings, and other
items  from  qualified suppliers  of  such  items.   The
Company  has  found  that  the materials  required  for  the
manufacture  of  its                              products  are
available from several different sources of supply and the Company is not dependent on any single supplier or group of suppliers.

      The component parts and raw materials required for the Company's products are shipped to the Company's manufacturing facility  by  the  various suppliers.  There,  the  products are
assembled by hand in an assembly line format by the Company's manufacturing personnel. The Company believes the combination of an adequate supply of labor and its in-house training programs will enable it to continue to meet its requirements.
      The performance of the Company's products is validated by subjecting them to tests at various points in the production process as well as to a final test by the quality assurance staff. Completed products are then shipped to the OEM's,
distributors,  or  end  users.   The  Company  accepts
standard purchase order forms from its customers, the terms of which may vary based on negotiations with the customers. Payment terms are generally net 30 days and the Company generally warrants that its standard products will be free from defects for a period of at least 14 months from the date of manufacture.

Marketing

      The Company markets its products directly to its customers in the United States and Europe through its sales staff and manufacturing representatives. In addition to the marketing organization, the Company uses its technical engineering and design staffs to assist in the marketing
effort.     The  Company
seeks  to  market opportunities or product types  with
component functions   which  could  benefit  by  incorporating
ultrasonic components.    The   Company   then   identifies
and   contacts
manufacturers  or  prospective manufacturers  of  the
particular product  types.   The sales and marketing staff acts
as  liaison between  the  potential  customer and the
Company's design and engineering staffs. During 1993, and continuing through 1996, the Company undertook research and development activities to produce prototype products which it believed would fill certain specialized market niches. The Company completed its development of the EnteraLiter product and launched its sale of the product in
September  of  1996.   When and if other  such     products
are
successfully completed, the Company will commence efforts to market the completed products to OEM's and potential end users.

Backlog

      At December 31, 1996, the Company had a backlog of orders for manufactured transducers and electronic
components     of
$3,527,000, as compared to backlogs at December 31, 1995 and 1994, of $3,091,000 and $2,359,000, respectively. As of
February
24, 1997 , the Company had a backlog of $5,541,000. For purposes of the above figures, backlog includes all orders received by customers pursuant to purchase orders which have not been completed and shipped by the Company.
Some of the orders included in the backlog may be canceled or modified by customers without significant penalty. In addition, since customers may place orders for delivery at various times throughout the year, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be a reliable indicator of future sales.
Customers
      The Company currently sells its products to approximately 110 different customers, although a small number of customers account for a significant portion of the
Company's total  sales. In                            the
1996  fiscal  year,  three  customers  accounted      for
approximately 62% of the Company's total sales. These customers were IVAC Corporation, Allergan Medical Optics, and Paradigm Medical, Inc., each of whom accounted for in
excess of 10% of the Company's  total  sales.   None  of  these
customers   has          any
affiliation with, or relationship to the Company. The loss of any of such major customers or a significant reduction in the volume of their orders for the Company's products may be anticipated to have a materially adverse impact on the Company's operations.
     Sales to foreign customers accounted for approximately 7% of net sales during 1996 and 1995. All of such foreign sales were made to customers in Europe, Canada and the Middle East and were billed and paid for in US dollars. The Company's export sales are subject to certain risks common to all
export  activities, such   as  governmental  regulation,
tariffs  or  other   trade barriers.


Research and Development

      During 1996, the Company continued independent research and development activities with respect to the design and development of new and improved products, spending $527,562 in 1996, and $502,255 in 1995. In 1996 and 1995
respectively  research  and development costs represented
approximately 9.3% and   9.5% of  the
Company's  net  sales.   The Company's research  and
development
efforts during 1996 were devoted to several products, one of which, the EnteraLiter, is for use in the burgeoning home and institutional health care industries as a supplementary feeding device. The Company was awarded two patents and a trademark for EnteraLiter technology. ZEVEX received 510 (k) approval from the FDA (permission to market) on its EnteraLiter
device in April  of 1996.   In  September,  the  Company
introduced its EnteraLiter enteral feeding pump at the National Home Infusion Association's annual trade show.

      The Company was awarded a contract in 1996 to be the exclusive developer and manufacturer of the next
generation  of instruments   for   cataract   removal.    These
new   surgical instruments,  to  be  marketed by Paradigm
Medical,  Inc.,  will incorporate  both  laser  and  ultrasonic
energy  for   cataract removal.   ZEVEX  also came under
contract  in  1996  to  deliver surgical   components  to  a
major  manufacturer   of   surgical equipment.

     In addition to research funded by ZEVEX's OEM customers, the Company is engaged in ongoing research and development of proprietary medical products and technology, independently and in coordination with the University of Utah Engineering Department. During 1996, the Company continued to sponsor research on surgical instrumentation at the University of Utah. That project currently has one patent pending.
      All  research and development is expensed as incurred.
At
December 31, 1996, the Company employed three employees in full time research and development capacities and utilized the efforts of its other design and engineering staffs in connection with certain research and development projects.

Regulation

       The   Company  supplies  products  to  original
equipment manufacturers for incorporation into final products,
as  well  as manufacturing  its  own end-user products.   Many
of these end products constitute "medical devices" which are regulated by the Food and Drug Administration ("FDA") under a number of statutes, including the Food and Drug and Cosmetic
Act and the regulations promulgated  thereunder.   ZEVEX  is
responsible for obtaining regulatory approval from the FDA, and other state agencies, on the sale of its proprietary products. In addition, as a contract manufacturer of medical devices, the Company is required to register with the FDA and meet quality control and manufacturing procedures set forth in the FDA regulations with respect to good manufacturing practices (GMP). The Company's facilities are subject to periodic inspection by the FDA to monitor compliance with these regulations and the Company is subject to certain FDA mandated record keeping requirements. In 1996, the Company was awarded ISO 9001 and EN 46001 certifications following a rigorous audit by the NSAI (National Standards Association of Ireland). The Company believes that it currently meets all material GMP requirements respecting the manufacture of its products. Competition
      Because most of the products the Company produces are component products which are incorporated in a wide variety of medical and industrial products, it faces
extensive  and  varied competition.    Some   of   the
Company's   competitors    have substantially   greater
financial,  marketing,   manufacturing, engineering  and
management resources  than  the  Company.
The
ultrasonic  instrumentation  industry  includes  large
original equipment manufacturers who manufacture exclusively for their own use and several independent manufacturers such as the Company who manufacture exclusively for sale to others.
The Company believes its
current   share  of  the  total  ultrasonic  products
and
instrumentation market is very small. The Company believes that the primary factors of competition in the industry are quality, on-time delivery, price and performance, and the Company attempts to be competitive in each of those areas.

Patents and Trademarks

      The Company has applied for five patents as of December 31, 1996 on products developed by ZEVEX alone, and in conjunction with a local university. In 1996, the Company received two patents on the EnteraLiter product, one each for
its safety  and delivery  accuracy  devices.   The Company  was
also  awarded  a registered  trademark on the EnteraLiter in
1996.   The  current status  of  the three remaining patents
applied for  in  1996  is patent pending.

      The Company believes that rapidly changing technology
makes its continued success dependent upon the technical competence and creative skills of its personnel. If the Company's research and development activities should result in a new technology, product or application which the Company believes is patentable and with respect  to which patent protection appears to be justified, the Company anticipates that it will continue to file additional necessary patent applications.
Employees
      The  Company  employs a total of 78 persons, including
its three executive officers.  Of such employees, 14 are
employed in administrative capacities, 6 in sales, 26 in engineering and design and 32 in manufacturing. The Company's employees are not represented by a collective bargaining organization and the Company believes its relationship with its employees to be good.
                      ITEM 2.  PROPERTIES
     The Company's executive offices and manufacturing
facilities are  located  in a 20,150 square foot facility at
5175  Greenpine Drive,  Salt Lake City, Utah 84123.  The space is leased from an unrelated third party pursuant to a written lease which expires in May 1997. The Company currently pays $10,019 per month in rent..
ZEVEX is building a 51,000 square foot headquarters and manufacturing facility in Salt Lake City. The new facility is scheduled for completion in May of 1997.
                     ITEM 3.  LEGAL PROCEEDINGS
      The Company is not a party to any material pending legal proceeding, and to the best knowledge of the Company, no such proceedings have been threatened.
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS During the Company's second quarter of the year ending December 31, 1996, matters submitted to a vote of the security holders of the Company were to reelect the current members of the Company's board of directors, and the selection of the Company's auditors to be affirmed. The vote from ballots and proxies tallied for the each member  proposed to the board of directors and the  selection of the Company's auditors were 965,247 shares voted For, 1,000 shares voted Against, and zero shares Abstained from
voting.   The vote      from  ballots and proxies tallied for
approval  of  the  non-
employee  director  stock  option plan were  958,377  shares
voted For,   7,870  shares voted against, and zero shares
abstained  from
voting.   All proposals were approved by a majority of  the
issued and outstanding shares of Company's common stock. No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1996.
                            PART II

         ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND
                   RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded in the over-the-counter market, in the "pink sheets" published by the National Quotation Bureau, and is listed on the OTC Bulletin Board under the symbols "ZVXI" and "ZVXIU." The market for the Company's common stock must be characterized as a limited market due to the relatively low trading volume and the small number of brokerage firms acting as market makers.

      The following table sets forth, for the periods indicated, certain information with respect to the high and low bid quotations for the Common Stock as reported by a market
maker  for  the Company's  common  stock.                     The
quotations  represent  inter-dealer
quotations without retail markups, markdowns or commissions and may not represent actual transactions. No assurances can be given that the prices for the Company's securities will be maintained at their present levels.

              High Bid        High Bid       Low Bid        Low Bid
               Common          Units         Common         Units
Fiscal Year 1996
First Quarter      $ 4.25      $ 4.50         $3.75          $ 4.00
    Second Quarter $ 4.00      $ 4.25         $ 2.75         $ 3.00
    Third Quarter  $ 3.25      $ 3.25         $ 2.50         $ 2.50
    Fourth Quarter $ 3.31      EXPIRED        $ 2.75         EXPIRED
Fiscal Year 1995
    First Quarter  $ 3.75      $ 3.75         $ 2.50         $ 2.50
    Second Quarter $ 4.00      $ 4.00         $ 2.75         $ 2.75
    Third Quarter  $ 3.25      $ 3.50         $ 2.25         $ 2.25
    Fourth Quarter $ 4.00      $ 4.25         $ 3.25         $ 3.25

           On February 28, 1997, the high bid and low asked prices for the Company's shares as quoted on the OTC Bulletin Board were $6.25 and $6.75 for common stock.
           The Company's transfer agent reported that as of February 1 8, 1997, there were 1,995,716 shares of the Company's common stock issued and outstanding held by approximately 509 holders of record, including shares held of record by brokerage firms and clearing corporations on behalf of their customers.
     No cash dividends have been paid on the Company's securities, and the Company does not anticipate paying any cash dividends in the foreseeable future.
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General

      The  Company designs, manufactures, markets and sells
custom and     standard   products  utilizing  ultrasonic
transducers and
related   signal   processing   instrumentation.    The
Company's
products  are  sold  primarily to original equipment
manufacturers ("OEMs")                  serving           the
medical,   industrial   and             aerospace
instrumentation   markets.   The  Company's   recently
introduced
proprietary  products,  the EnteraLiter and the  Bottlewatchr,
are sold    directly  to  the end user by the Company's  sales
team  and
independent   representatives.   In  most  cases  (sales   of
the
Company's OEM products), the Company's design and engineering staffs work closely with the customer to design and develop a custom product which will perform the function
desired  by  the customer.              The Company's products
range in complexity from  simple
ultrasonic transducers which convert electrical energy to sound waves, to transducers coupled with advanced drive circuits and signal processing systems which are capable of signal generation, signal detection and analysis of electrical wave forms.

     As detailed previously, in each of the three preceding years individual customers accounted for significant percentages of total revenue so fluctuations in the timing and
size of  orders from                    such  major  customers
resulted in changes in  the  Company's
results of operation. As a result of the foregoing, the Company experiences variations in operating results from
quarter   to quarter,  and  the  results of operations for  a
specific quarter should not be considered indicative of the results that may be achieved for longer periods. As the Company increases the number of products manufactured and the
proportion of products  based  on its   own  technologies, it
expects that the quarterly fluctuations experienced in the past may moderate.

Selected Financial Data

      The  selected financial data set forth below with respect
to
the Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994 are derived from the Consolidated Financial Statements included elsewhere herein and are qualified by reference to such financial statements and the notes thereto. The selected financial data with respect to the Consolidated Statements of Income for the years ended December 31, 1993 and 1992 are derived from the Consolidated Financial Statements of the Company for the years then ended and are qualified by reference to such financial statements and the notes thereto.

                             Fiscal Year Ended December 31
                    1996     1995       1994       1993        1992
Statement of Operations Data
Sales            5,663,733  5,295,762  3,332,437  3,115,878  2,435,979
Gross Profit     2,727,678  2,230,209  1,315,767  1,515,806  1,078,753
Selling, general 1,892,317  1,324,749  1,023,988  775,760    629,960
and administrative
expenses
Research and
development        527,562    502,255    419,278  198,804     194,057
expenses
Other (income)    (243,947)   (40,649)   (36,127) (37,096)    (16,875)
/expenses
Provisions
(credit) for taxes  206,169   127,055    (66,709)  196,940     81,510
Net income (loss)   345,577   316,800    (24,662)  381,398    190,101
Net income (loss)
per share               .25       .24       (.02)      .36        .20
Weighted average
shares outstanding 1,388,511  1,305,812  1,130,609 1,060,403  938,125

Results of Operations

      The following table sets forth, for the periods indicated, the relative percentages that certain items in the income statement bear to net sales.

                                    Year Ended December 31
                     Income Statement Data -- Percentage of Net Sales

                    1996    1995    1994    1993    1992
Sales               100.0%  100.0%  100.0%  100.0%  100.0%
Gross Profit         48.2%   42.1%   39.5%   48.6%   44.3%
Selling, general     33.4%   25.0%   30.7%   24.9%   25.8%
and administrative
expenses
Operating income     14.8%   17.1%    8.8%   23.7%   18.5%
Research and          9.3%    9.5%   12.6%    6.4%    8.0%
development
expenses
Other               (4.3)%  (0.8)%  (1.1)%  (1.1)%   (0.7)%
(income)/expenses
Income (loss)         9.7%    8.4%  (2.7)%   18.6%    11.2%
before taxes
Provisions            3.6%    2.4%  (2.0)%    6.3%     3.3%
(credit) for
taxes
Net income (loss)     6.1%    6.0%   (.7)%   12.3%    7.9%


      The Company's sales increased to $5,663,733 in 1996 from $5,295,762 in 1995, an increase of approximately 7%. During 1996 and 1995, 62% and 56%, of total revenues resulted from sales to three customers and two customers respectively, two of which were major customers in both years. Since the Company's products are primarily sold to OEMs as components for incorporation into products manufactured by them, demand for the Company's products is affected by the demand for the final products manufactured by the OEMs, which is beyond the control of the Company. Management attributes the increase in sales to an increase in demand for the Company's products and an increase in engineering contracts during 1996 and anticipates that the demand will continue during 1997.
The Company's customers have no contractual or other obligation to purchase products from the Company, and no assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

      Gross profit as a percentage of sales was 48.2% in 1996, as compared to 42.1% in 1995. Management attributes the increase mainly to engineering contracts toward the end of the year, and to a decrease of pass-thru, non-recurring engineering tooling expenses.

     General and Administrative expenses increased during 1996 to $1,892,317 or 33.4% of total sales as opposed to $1,324,749 or 25% of total sales in 1995. Increased expenses resulted from the Company's continuing expansion. An increase in the size of ZEVEX's physical facilities
increased rental, utility and related expenses  incurred.   An
expanded  sales  and  marketing  effort increased   staffing,
travel,  advertising  and   administrative expenses  related to
the introduction of the EnteraLiter  feeding pump.
The Company also had an increase in legal costs associated
with patent and trademark costs as well as increases in expenses related to employees such as insurance, taxes
and  pension benefits.   The  Company believes that general and
administrative expenses   in   1997  as  related  to  sales
will  continue   at approximately the same rate as in the
previous two years.

      The Company continued research and development activities independent of engineering conducted on behalf of its customers in an effort to develop new Company owned technologies and products in areas where the Company
perceived  a  demand.  (See "BUSINESS:   Research  and
Development.") The Company invested $527,562 in 1996 and $502,255 in 1995 directly in new research and development projects.

      Operating income decreased to $835,361, or 14.8% of net sales, in 1996 from $905,460, or 17.1% of net sales, in 1995. Similarly, the Company had a net income of $345,577 or 6.1% of net sales, in 1996 compared to $316,800, or 6.0% of net sales, in 1995.
These changes during 1996 as compared to 1995 are principally due to the costs addressed previously as well as the Company's product mix delivered during the year.

Liquidity and Capital Resources

       The   Company  generated  net  income  of  $345,577
from operations.    As   a   result  of  increased
expenditures                                            for
inventories, accounts receivable, financing, and work in progress for future sale, the Company used total cash of $175,141.
Operating activities during 1995 created net cash of $214,361 on net income of $316,800, as the Company funded an increase  in accounts receivable and inventories.
      The Company's purchases of land, facilities, new research, production, testing equipment and tooling increased to $670,245 in 1996 from $237,331 in 1995. The increase in purchases of equipment is primarily due to upgrading the Company's production fixturing, tooling and research and
engineering capabilities  in 1995.   The  Company expects to
spend approximately $240,000 in 1997 for additional manufacturing equipment as well as for normal replacement of old equipment. The Company also anticipates spending
approximately  $500,000  in  additional  research   and
development expenses during 1997. It is estimated that overhead increases related to the new manufacturing facility will increase by approximately $6,000 pr month as compared  to  the  rent currently being paid by the Company.
      In 1996, the company negotiated a $2,000,000 Industrial Development Bond to finance a land acquisition and construction of a new 45,000 square foot headquarters and
manufacturing facility.   On  October  29,  1996,  the  Company
completed   a
transaction for the amount of $50,000 cash and 130,000 shares
of unregistered   stock  of  the  Company  for   the
purchase  of
approximately  3.7 acres of land within Murray  City,  Salt
Lake
County, Utah, for the purpose of constructing a manufacturing facility with an unrelated party. The Company expects to spend approximately $2,500,000 on the new manufacturing facility to be completed in 1997.

      The Company's working capital at December 31, 1996, was $4,520,781, as compared to $2,528,418 and $2,269,944 at
December 31, 1995 and 1994 respectively. Increase in working capital is primarily due to the $2,000,000 industrial development bond obtained by the company for financing the new manufacturing facility. The portion of working capital represented by cash at such dates was $2,085,055, $870,333, and $864,332 respectively. The Company utilizes substantial
portions of its cash from  time to   time   to   fund  its
operations  including  increases                    in
inventories,  accounts  receivable  and  work  in   progress
in
connection with various customer orders.

      On December 16, 1996, the Company entered into a Private Placement memorandum agreement to offer, on a best efforts basis, $1,250,000 of its securities which consist of 500,000 units at a price of $2.50 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $3.50 per share. The offering was sold directly by the Company through
its officers and directors.                         The
offering
successfully closed on February 12, 1997. The offering proceeds will be used for general corporate purposes.

      On  December 11, 1996, the Company entered into a
$500,000 open  line  of  credit arrangement with a financial
institution. The                                    line  is
due  May  31,  1997.   The  line  of  credit        is
collateralized by accounts receivable rights and bears interest at a rate of prime plus 1%. The Company owes $60,108 on the line of credit at December 31, 1996.

Inflation and Changing Prices

      The Company has not been, and in the near term is not expected to be, materially affected by inflation or changing prices.

       ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The Company's financial statements for the fiscal years ended December 31, 1996 and 1995, are included beginning at page
30 which follows the signature page.



    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                             PART III
         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF COMPANY
    The directors and executive officers of the Company are as follows. Each of the officers and directors also holds the same offices with ZEVEX, Inc.
Name                    Age  Position
Dean G. Constantine     44   President, Chief Executive Officer
and
                             Director
David J. McNally        35   Vice President, Director of Marketing
                           and Director
Phillip L. McStotts     39   Chief Financial Officer,
                             Secretary/Treasurer and Director
Bradly A. Oldroyd            39    Director
Darla R. Gill           45   Director


     *The term of office of each director is one year and until their successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

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

     David J. McNally, is a founder of the Company and has served as an executive officer and director since its inception. Prior to joining the Company, he was employed by EDO Corporation in Salt Lake City, Utah as a marketing manager of transducers from October 1985 to September 1987. From June 1984 to October 1985, Mr. McNally was employed by Physical Acoustics Corporation, a Princeton, New Jersey based manufacturer of acoustic testing systems, as its regional sales manager for the Southeastern United States. From June 1983, to June 1984, he was employed by Hercules, Inc., in Magna, Utah, as an advanced methods development engineer. Mr. McNally received a Bachelor of Science Degree in Mechanical Engineering from LaFayette College in May 1983, and a Master of Business Administration Degree from the University of Utah in June 1992.
      Phillip L. McStotts, is a founder of the Company and has served as an executive officer and director since its inception. He is also self employed, and has been since October 1986, as president of Phillip L. McStotts CPA, a professional corporation. From May 1985 to September 1986, he was employed as an accountant with the Salt Lake City firm of Chachas & Associates, where he was tax manager. He has also worked in the tax departments of the regional accounting firms of Pearson, Del Prete & Company and Petersen, Sorensen & Brough. Mr. McStotts received a Bachelor of Science Degree in Accounting from Westminster College in May 1980, and received an Master of Business Administration Degree in Taxation from Golden Gate University in May 1982.
      Bradly A. Oldroyd, has been a director of the Company since October, 1991. He is the founder, president and principal shareholder of Pinnacle Management Group, a Salt Lake City-based personnel services firm. He is also a member of the faculty of the University of Phoenix campus in Salt Lake City where he teaches management and marketing courses in undergraduate and graduate programs. Mr. Oldroyd received a Bachelor of Science degree in Marketing from Utah State University in 1981, and a Master of Business Administration Degree from the University of Utah in 1982.
      Darla R. Gill, is the founder and President of Momentum Medical Corp., a Salt Lake City-based manufacturer and distributor of home health care products. Ms. Gill is also sole proprietor of DRG Enterprises, a consulting company specializing in marketing, sales and new product development. Ms. Gill was a founder of Merit Medical Systems, Inc. in Salt Lake City and served until 1992 as Executive Vice President and Director. She was also previously employed by Utah Medical Products, Inc. where she served as Vice President of Marketing and Sales. Ms. Gill also currently serves as a Director of the Board of NYB
Corporation in Salt Lake City. Ms. Gill graduated from the University of Phoenix with a Bachelors Degree in Business Administration in 1988.


                 ITEM 10.  EXECUTIVE COMPENSATION

General

    The Company's executive officers and directors receive compensation in the form of salaries, bonuses, benefits realized under the Company's 401(k) plan, ESOP plan and stock options granted under the 1993 ZEVEX Stock Option and Stock Award plan. The board of directors has appointed a compensation committee which consists of Bradly Oldroyd and Darla Gill to address the compensation of executive officers and directors. The Company has not entered into employment agreements with its executive officers and compensation levels are determined by the board of directors on an annual basis.

Compensation of Executive Officers

   The following table sets forth the cash compensation paid by the Company to each of the Company's executive officers during the three year period ended December 31.

                    SUMMARY COMPENSATION TABLE
                                 Long Term
                                Compensation
                     Annua         Awards           Payouts
                       l
                     Compe
                     nsati
                       on
   (a)          (b)    (c)     (d)     (e)    (f)     (g)    (h)    (i)
                                      Other   Restricted     All
Name and                              Annual  Stock          LTIP   Other
Principal       Year   Salary   Bonus  Comp   Awards  Optio  Payouts Comp.
Position
Dean G.        1996  $72,073   $12,189 $5,844     0     0     0      0
Constantine
CEO and        1995  $64,114   $10,102 $5,261     0      0    0      0
President      1994  $61,238   $10,000 $5,162     0      0    0      0

David J.       1996  $72,073   $12,189 $5,844     0      0    0      0
McNally
Vice President 1995  $64,114   $10,102 $5,261     0      0    0      0
               1994  $61,238   $10,000 $5,162     0      0    0      0

Phillip L.     1996  $72,073   $12,189 $5,844     0      0    0      0
McStotts
Secretary
/Treasurer     1995  $64,114   $10,102 $5,261     0      0    0      0
               1994  $61,238   $10,000 $5,162     0      0    0      0

The Other Annual Compensation listed in the above table is contribution by the officer into a deferred compensation 401(K) plan.

Options Grants in Last Fiscal Year

   No options were granted to the persons listed in the Summary
Compensation Table during the year ended December 31, 1996.

Aggregated Option Exercises in Last Fiscal Year and Fiscal  YearEnd
Option Values

      The following table sets forth the options exercised during the  year  ended December 31, 1996, by each executive officer  of the Company and the value of options held by such persons at year end.
 (a)                 (b)           (c)         (d)     (e)
                                                                   Value of
                                            Number of            Unexercised
                                           Unexercised          In-the-Money
                                           Options at           Options at
                                               FY-End               FY-End
                       Shares
Name     and           Acquired    Value      Exercisable/     Exercisable/
Principal Position    on Exercise  Realized   Unexercisable   Unexercisable
Dean G. Constantine
President                0            0         5,400/0           0/0

David J. McNally
Vice President           0            0         5,400/0           0/0

Phillip J. McStotts
Secretary/Treasurer      0            0         5,400/0           0/0

The  unexercised  options  listed  above  were  granted   on
December 17, 1992 and expire on December 16, 2001. The exercise price on the above options is $5.00.
Compensation of Directors
      The  Company pays each director who is not an
employee of the Company or its subsidiary a director's fee of $50 per board of directors meeting attended by them. Directors who
are   employees   of  the  Company  receive  no
additional
compensation for serving as directors or attending meetings of
directors.   During 1996, and as  of  the date  hereof, Bradly
Oldroyd and Darla Gill are the only directors receiving compensation under this arrangement.

Non-Employee Stock Option Plan

      In 1996, the Company established and the shareholders approved the 1996 Non-Employee Stock Option Plan under which the Company could grant options to purchase up to 100,000 shares of the Company's Common Stock (subject to adjustment for such matters as stock splits and stock dividends). This Plan is a nonstatutory or non-qualified stock option plan pursuant to which Options may be granted to non-employee directors of the Company. This Plan is intended to meet requirements of Rule 16b-3 of the Exchange Act and the
Options granted hereunder are intended to be "Formula" Options under section 16b-3(c)(2)(ii) of the Exchange Act. The capital stock that may be delivered under this Plan shall be shares of the Company's authorized but unissued Common Stock and any shares of its Common Stock held as treasury shares. The Option Plan may be administered by the board of directors of the Company or by a committee appointed by the board of directors. The board, or the committee if and when appointed, will interpret the Option
Plan,   its rules  and  regulations,  and  the  instruments
evidencing the restrictions imposed upon stock sold under the Option Plan, and will make all determinations deemed necessary or advisable for administration of the Option
Plan.   During 1996, 12,000 options were granted under  the
plan.

Stock Option Plan

      In 1993, the Company established and the shareholders approved the 1993 Stock Option and Stock Award Plan under which the Company could grant options to purchase up to 200,000 shares of the Company's Common Stock (subject to adjustment for such matters as stock splits and stock dividends) which may be incentive stock options within the meaning of section 422A of the Internal Revenue Code of 1986, as amended, or options which do not qualify as incentive stock options. The Option Plan also provides for grant of stock appreciation rights and stock awards to eligible participants, subject to forfeiture restrictions. The Option Plan may be administered by the board of directors of the Company or by a committee appointed by the board of directors. The board, or the committee if and when appointed, will interpret the Option Plan, its rules and regulations, and the instruments evidencing the restrictions imposed upon stock sold under the Option Plan, and will make all determinations deemed necessary or advisable for administration of the Option Plan. During 1994, 19,000 options were granted under the plan.
          In connection with the underwriting of the Company's 1993 public offering of Units, the Company agreeed that for a period of three years subsequent to the date of the prospectus for the offering (April 29, 1993), it would not grant any stock options without the prior written consent of the underwriter except that the Company may grant incentive stock options for up to 100,000 shares of the Company's common stock to persons who are not directors of the Company without the underwriter consent.

Profit Sharing Plan
     During 1991, the Company established a qualified 401(k) profit sharing plan. Eligible employees may defer a portion
of  their  salary.   At  the  discretion  of the  board  of
directors, the Company may make a matching contribution of an additional amount of up to four percent of eligible
employee  deferrals  and  a discretionary  amount   to   be
determined  by the board of directors each year.   Employees
are fully vested after seven years. Contributions to the plan for the year ended December 31, 1996, 1995, 1994, 1993
and   1992 were  $86,035,  $45,997,  $35,436,  $22,981  and
$34,223, respectively.
Employee Stock Ownership Plan
In 1993, the Company established and the shareholders approved t he Employee Stock Ownership Plan (ESOP). The ESOP is a defined contribution plan, and benefits are payable under the ESOP only to the extent of Company contributions and earnings of the ESOP. The ESOP has no minimum funding requirements and the Company's Board of Directors has sole discretion to determine the amounts to be contributed. Contributions by the Company will be invested primarily in Common Stock of the Company by the trustees appointed for the ESOP or in savings accounts, certificates of deposit, higher grade short term securities, equity stocks, bonds, other investments or cash. Employees are fully vested after seven years. Contributions to the plan for the year ended December 31, 1996, 1995, 1994 and 1993, were $0, $33,750, $0 and $16,650, respectively.
      ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT
       The following table sets forth, as of February 18
1997, the number of shares of the Company's common stock, par value $0.04, owned of record or beneficially by each of the executive officers and directors of the Company and by all directors as a group. Such persons are the only persons known to the Company to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company's common stock. As of such date, the Company had a total of 1,995,716 shares of common stock issued and 1,995,716 outstanding.
Number of        Percent
   Name                                     Shares        of
                             Class
                                      Owned(1)(4)(5)
Dean G. Constantine                     264,400(2)
13.00%
David J. McNally                        252,598 (2)
12.43%
Phillip L. McStotts                     159,400(2)
7.84%
Bradly A. Oldroyd                        7,000(3)
 .34%
Darla R. Gill                            5,480(3)
 .27%
All Officers and Directors
as a Group (5 persons)                 688,878(2)(3)
33.69%
Other Beneficial Owners
Douglas K. Anderson                      130,000
6.39%
Kirk Blosch                           550,000(4)(5)
22.04%
Jeff Holmes                           550,000(4)(5)
22.04%
All Individuals As
A Group (8 Persons)                   1,659,878(2)(3
66.51%
                                         )(4)(5)
(1)  Unless   otherwise  indicated,  all  shares  are   held
      beneficially and of record by the person indicated.

(2) Includes options to purchase up to 12,400 shares of Common Stock held by each of Messrs. Constantine, McNally and McStotts.

(3) Includes options to purchase up to 7,000 shares of Common Stock held by Mr. Oldroyd, and 5,000 by Ms.
     Gill.

(4) Includes options to purchase up to 175,000 shares of common stock held by Messrs. Blosch and Holmes.
(5) Includes 250,000 shares of common stock held by Blosch and Holmes LLC of which Messrs. Blosch and Holmes are principles.


   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      During the last two years, the Company has not entered into any transaction with any affiliate which requires disclosure in this Item 12.
                           PART IV

     ITEM 13  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                      REPORTS ON FORM 8-K

Financial Statements

       The   following  financial  statements  are  included
immediately following this report.

                                                    Page
                                                    No.

     Independent Auditor's Report
32
     Consolidated Balance Sheets
33
     Consolidated Statements of Operations
34
     Consolidated Statements of Stockholders' Equity
35
     Consolidated Statements of Cash Flows
36
     Schedule of Noncash Activities                          37
     Notes to Consolidated Financial Statements              38

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

   5         10          ZEVEX  401(K) Profit  Sharing
Plan
Incorporated By Reference*

    6          10          ZEVEX  1993  Stock  Option
And
Incorporated By Reference(a)
                     Stock Award Plan

  7        10         ZEVEX Employee Stock
Incorporated By Reference(a)
                      Ownership Plan

       8             10              ZEVEX      Non-
Employee
Incorporated  by  Reference(b)            Director's
Stock
Option Plan

*Incorporated  by reference from Registrant's annual
report on           Form  10-K for the fiscal year ended
December 31,  1992,
dated February 15, 1993.

(a)Incorporated by reference from Registrant's annual
report on           Form  10-K for the fiscal year
ended
December 31,  1993,
dated March 25, 1994.
(b)10-KSB December 31, 1995, Dated March 25, 1996
Reports on Form 8-K
      During the last quarter of the fiscal year ended December 31, 1996, the Company filed no reports on form 8-K.

      Pursuant to the requirements of section 13 or
15(d) of the Securities Exchange of 1934, as amended,
the Company has duly          caused this report to be
signed on
its behalf  by  the
undersigned, thereunto duly authorized.

                              ZEVEX INTERNATIONAL, INC.
Dated:  March, 26 1997
By \s\ Phillip L. McStotts               By  \s\   Dean G. Constantine
      Phillip L. McStotts                      Dean G. Constantine
      Principal Financial Officer           Principal Executive Officer

      Pursuant to the requirements of section 13 or
15(d) of the Securities Exchange of 1934, as amended,
the Company has duly          caused this report to be
signed on
its behalf  by  the
following persons on behalf of the Company and in the capacities and on the dates indicated.

     Name
Title
          Date
 \s\ Dean G. Constantine
President                                       March 26, 1997
Dean G. Constantine   and Director


 \s\   David   J.   McNally
 Vice President and Director                    March 26, 1997
David J. McNally

\s\ Phillip L. McStotts
 Secretary, Treasurer and Director               March 26, 1997
Phillip L. McStotts

 \s\     Bradly    A.    Oldroyd
Director                                         March, 26 1997
Bradly A. Oldroyd

 \s\    Darla   R.   Gill
Director                                         March, 26 1997
Darla R. Gill
Supplemental Information to be Furnished With Reports
Filed Pursuant to Section 15(d) of the Act by
Company's Which Have Not Registered Securities
Pursuant to Section 12 of the Act


                    ZEVEX INTERNATIONAL, INC.
                         AND SUBSIDIARY
                CONSOLIDATED FINANCIAL
                STATEMENTS
                              WITH
                  INDEPENDENT AUDITORS' REPORT

           For The Three Years Ended December 31,
                        1996 TABLE OF CONTENTS



Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . .
 .
 .
32
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . .
 .
 .
33
Consolidated Statements of Operations. . . . . . . . . . . . . .
 .
 .
34
Consolidated Statements of Stockholders' Equity. . . . . . . . .
 . .
35
Consolidated Statements of Cash Flows. . . . . . . . . . . . . .
 .
 .                                                            36-
7
Notes to Consolidated Financial Statements . . . . . . . . . . .
 . .                                                          38-
47
                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ZEVEX International, Inc.

We have audited the accompanying consolidated balance sheet of ZEVEX International, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated financial statements of ZEVEX International, Inc. and Subsidiary as of December 31, 1995 and 1994, were audited by other auditors whose report dated February 12, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZEVEX International, Inc. and Subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.






Salt Lake City, Utah
February 13, 1997

                                            1996        1995
ASSETS
  CURRENT ASSETS
Cash                                   $ 2,085,055  $   870,333
Accounts Receivable                      1,429,521    1,209,794
Inventories                              1,344,297      791,960
Marketable                                 203,109            0
securities
Income tax deposits                         41,458            0
Employee advances                            5,350        2,835
TOTAL CURRENT ASSETS                     5,108,790    2,874,922

Property and equipment
at cost, less accumulated
depreciation of
 $692,840 and $460,215                  1,207,034       363,771
Patents and trademarks, net
of amortization of $1,700
and $0                                     49,357             0
Other assets                                3,489         8,682
TOTAL ASSETS                        $     6,368,670  $ 3,247,375

LIABILITIES AND
STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
  Accounts payable                   $    339,023    $ 191,562
  191,562 Accrued expenses                188,878       96,206
  Income taxes payable                          0       58,735
  Bank line of credit                      60,108            0
TOTAL CURRENT LIABILITIES                 588,009      346,503

Deferred taxes                             79,212            0
Industrial development bond             2,000,000            0

STOCKHOLDERS' EQUITY
Common stock, $.04 par value,
authorized 5,000,000 shares,
issued 1,495,716 and 1,365,716             59,829       54,629
shares in 1996 and 1995
Additional paid in capital              1,794,633    1,344,833
Retained earnings                       1,846,987    1,501,410

TOTAL STOCKHOLDERS EQUITY               3,701,449    2,900,872
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY               $     6,368,670 $  3,247,375


                                     1996        1995          1994
REVENUES
Sales                            $  5,663,733  $ 5,295,762 $ 3,332,437
Cost of sales                       2,936,055    3,065,553   2,016,670

              GROSS PROFIT          2,727,678    2,230,209   1,315,767

Selling, general and
   administrative expenses          1,892,317    1,324,749   1,023,987

  OPERATING INCOME                    835,361      905,460     291,780

OTHER INCOME (EXPENSE)
   Int  erest income                   53,819       40,829      36,127
   Interest expense                   (12,981)           0           0
   Unrealized gain
   on marketable
   securities                         203,109            0           0
   Loss on retirement
   of equipment                             0         (179)          0
   Research and development          (527,562)    (502,255)   (419,278)
Income (loss) before
(provision) benefit for income         551,746      443,855    (91,371)
taxes

(Provision) benefit
for income taxes                     (206,169)    (127,055)     66,709

Net Income (Loss)                   $ 345,577     $ 316,800  $ (24,662)
Net Income (Loss) per Common Share  $  0.2489     $  0.2426  $ (0.0218)

Weighted Average
Number of
Common Shares Outstanding            1,388,511    1,305,812    1,130,609




                                   Additional
                           Stock   Paid-In             Treasury
                 Common                     Retained
                 Shares    Amount  Capital  Earnings    Stock       Total
Balances at
December 31,
1993            1,138,109 $ 45,525 $1,344,833 $1,218,376 $ (33,750) $2,574,984

Net(loss) for
the year
ended December
31, 1994              0         0          0    (24,662)         0   (24,662)


Balances at
December 31,
1994             1,138,109   45,525   1,344,833 1,193,714   (33,750) 2,550,322

Contribution of
treasury stock
to employee
stock ownership
plan                      0         0         0        0     33,750     33,750

Common stock
dividend             227,607      9,104        0   (9,104)        0          0

Net income for
the year ended
December 31, 1995          0          0        0    316,800       0    316,800


Balances at
December 31, 1995    1,365,716   54,629  1,344,833 1,501,410       0 2,900,872

Issuance of
common stock
for acquisition
of land               130,000     5,200   449,800          0       0   455,000

Net income for
the year ended
December 31, 1996           0         0         0     345,577      0   345,577

Balances at
December 31, 1996  1,495,716 $ 59,829 $ 1,794,633 $ 1,846,987 $   0 $3,701,449



                                     1996         1995       1994
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)             $  345,577  $  316,800  $  (24,662)
  Adjustments to reconcile
  net cash                          232,625     153,523     128,672
  provided by operating
  activities:
  Depreciation and amortization      232,625     153,523    128,672
  expense
  Deferred tax expense                79,212           0          0
  Unrealized gain on marketable
  securities                        (203,109)           0          0
  Loss on retirement of
  equipment                                 0         979          0
  Change in asset and liability accounts:
       (Increase) in
       accounts receivable           (219,727)    (357,915)  (110,044)
       (Increase) in
        inventories                  (552,337)    (100,895)  (276,529)
        (Increase) decrease in
            employee advances          (2,515)       1,459         976
         Decrease in prepaid
            expenses                         0      16,235       1,398
         (Increase) decrease in income
            tax deposits               (41,458)     115,846   (115,846)
         (Increase) decrease in
            other assets                 5,193     (4,467)      (2,306)
          Increase (decrease) in
            accounts payable           147,461       (660)      32,520
         Increase in accrued expenses   92,672      14,721      22,140
         (Decrease) in pension
         plan payable                        0           0      (6,700)
         Increase(decrease) in income
            taxes payable                  (58,735)     58,735 (111,340)
          Net cash flows provided (used)
          by operating activities          (175,141)  214,361  (461,721)

       Cash Flows from
       Investing Activities:
           Acquisition
           of property and
           equipment                       (619,188) (242,110) (136,744)
           Acquisition of patents
           and trademarks                   (51,057)        0          0
       Net cash flows (used)
       by investing activities              (670,245) (242,110) (136,744)

   Cash Flows from Financing Activities:
       Proceeds from bank line
        of credit                            60,108           0          0
       Repurchase of common
       stock by Company                            0      33,750          0
       Proceeds from industrial
        development bond                   2,000,000           0          0
       Net cash flows provided by
        financing activities               2,060,108      33,750          0
       Net increase (decrease) in cash     1,214,722       6,001   (598,465)
       Cash and cash equivalents
        at beginning of period               870,333     864,332   1,462,797
       Cash and cash equivalents
        at end of period                 $  2,085,055 $ 870,333  $  864,332


SUPPLEMENTAL DISCLOSURES OF CASH FLOW


   Cash paid during the year for:
                                               1996       1995        1994

Interest paid                               $   6,530  $   438    $      0

Income taxes paid                           $ 170,839  $  19,200  $ 156,499


   Schedule of Non Cash Financing Activities:

Issuance of common stock
dividend, 227,607 shares                     $      0   $  9,104  $      0

Issuance of common stock
for acquisition of land
130,000 shares                               $ 455,000  $      0  $      0




               ZEVEX INTERNATIONAL, INC. AND SUBSIDIARY NOTES TO
              CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996


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

 d.  Marketable Securities
          Securities classified as available for sale are stated at their fair market values. If there is a decline in market value below costs, the resulting valuation reserve is shown separately as a reduction of the cost. The cost of securities sold is determined by the specific identification method. These securities are being accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No.115, "Accounting for Certain Investments in Debt and Equity Securities."

 e.  Property and Equipment
          Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over expected useful lives of five or seven years on accelerated methods, which provide for more depreciation expense in the early years of the estimated life of the asset.

          Major replacements which extend the useful lives of equipment are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are charged to costs and expenses as incurred.

 f.  Intangible Assets
          The costs of internally developed patents and trade marks are being amortized over a fifteen year life on the straight-line basis.

 g.  Bad Debts
          Management believes that all accounts receivable as of December 31, 1996 and 1995, were fully collectible;
therefore, no allowance for doubtful accounts was recorded.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
 h.  Cash and Cash Equivalents
          For purposes of preparing the statements of cash flows, the Company considers all certificates of deposit and highly liquid debt instruments purchased with a maturity of three months or less to be
cash equivalents.
 i.  Concentration of Credit Risk
          The Company extends credit to many of its customers. The Company's clients are located throughout the United States and Europe. The Company performs ongoing credit evaluations of customers and requires no collateral on accounts receivable.
 j.  Net Income (Loss) Per Share
          The computation of net income (loss) per share of common stock is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period. Common stock equivalents which dilute earnings per share were not taken into consideration in the calculation because they had no material impact. The number of common shares and per share amounts presented in the accompanying consolidated financial statements have been adjusted to reflect the effects of a forty-to-one stock split in March 1995 (see
     Note 10.a). The accompanying financial statement gives effect to this action on a retroactive basis.
2.   CASH ACCOUNTS
        At December 31, 1996 and 1995, the Company's cash consists of the following:
                                                      1996
1995

     Checking and Money Market                    $     68,983
$
54,977
     Savings and trust                               2,016,072
815,355

                                            $  2,085,055    $
870,332

          The Company maintains its cash balances in three separate financial institutions. At December 31, 1996 and 1995 the Company had $1,928,564 and $715,355 in excess of federally insured limits for deposits.


3.   INVENTORIES
          Inventories consist of the following at December 31, 1996 and 1995:

                                                     1996
1995
     Work in Progress                             $    292,423
$
227,154
     Materials                                 1,051,874
564,806

                                            $  1,344,297    $
791,960


4.   MARKETABLE SECURITIES
          The book and approximate market values of marketable securities at December 31, 1996 and 1995 is as follows:

     Security A                1996               Security A
1995                       Book       Approximate   Unrealized
Book Approximate     Unrealized
       Value     Market Value      Gain        Value    Market
Value
Gain

     $        0  $    203,109  $    203,109 $        0  $          0
$
0

          The unrealized gain, included in the consolidated statements of operations for the years ended December 31,
    1996, 1995, and 1994 was $203,109, $0, and $0, respectively.
     Market values were obtained from a brokerage firm.

5.   PROPERTY AND EQUIPMENT
        At December 31, 1996 and 1995, property and equipment
     consists of the following:
                                                     1996
1995

     Machinery and equipment                            $    433,171
$    341,929
     Furniture and fixtures                            365,797
271,868
     Vehicles                                      4,500
4,500
     Tooling costs                               406,219
165,260
     Leasehold improvements                             54,464
40,429
     Building                                    129,023
0
     Land                                              505,000
0
                                                     1,898,174
823,986
          Less: accumulated depreciation                    691,140
460,215

         Property and equipment - net                  $  1,207,034
$    363,771

          Depreciation expense for the years ended December 31, 1996, 1995 and 1994 amounted to $230,625, $153,523 and $128,672 respectively.


6.   INCOME TAXES
        The (provision) benefit for income taxes is made, at Federal and State statutory rates, based on earnings reported in the financial statements for the amount of income taxes payable currently.

          Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary.
6.   INCOME TAXES (CONTINUED)
     differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

          Temporary differences giving rise to the deferred tax liability consist primarily of the excess of depreciation for tax purposes over the amount for financial reporting purposes and unrealized gain on marketable securities being reported differently for financial reporting and tax purposes.

          The (provision) benefit for income taxes consists of
     the following:
                                       1996          1995
1994
          Current taxes:

          Federal                  $   (137,196) $   (153,228) $
21,480
          State                             (17,936)
(22,440)
3,790
          R & D credit                       28,175    48,613
41,439

          Deferred taxes:
          Federal                       (69,057)            0
0
          State                             (10,155)
0
0

          (Provision) benefit for
           income taxes            $   (206,169) $   (127,055) $
66,709

          The actual tax (expense) benefit differs from the 34%
     Federal statutory rate as follows:
                                       1996          1995
1994
     Expected tax (expense)
       benefit at Federal rate              $   (137,196) $
(153,461) $     31,066

         State income tax (expense)
           benefit, net of federal
          benefit                           (12,735)      (16,064)
3,280

       Research & development credit       28,175    48,613
41,439

         Non-deductible expenses             (6,164)       (5,366)
(9,076)

         Other                          (78,249)         (777)
0

         Total (provision) benefit
          for income taxes             $   (206,169) $   (127,055)
$
66,709


7.   BANK LINE OF CREDIT
          On December 11, 1996, the Company entered into a $500,000 open line of credit arrangement with a financial institution. The line is due May 31, 1997. The line of credit is collateralized by accounts receivable rights and bears interest at a rate of prime plus 1%. The Company owes $60,108 on the line of credit at December 31, 1996.


8.   INDUSTRIAL DEVELOPMENT BOND
          On October 30, 1996, the Company completed a transaction defined as "Murray City, Utah, Adjustable Rate
     Industrial Development Revenue Bonds, Series 1996 (ZEVEX, Inc. Project)" in the amount of $2,000,000. The bonds are secured by an irrevocable Letter of Credit issued by a bank. The bonds bear interest at an adjustable rate based on the weekly taxexempt floater rate as determined by the remarketing agent. The bonds mature on October 1, 2016. Principle reductions occur in the amount of $100,000 per year at a rate of $8,333 per month starting April 1, 1997. The bonds will bear interest only until March 31, 1997.
9.   RESEARCH AND DEVELOPMENT COSTS
          Costs of planning, designing and related engineering expenditures are charged to expense when incurred. During the years ended December 31, 1996, 1995, and 1994 the Company expensed $527,562, $502,255 and $419,278, respectively. These costs are included in selling, general and administrative expenses in the consolidated statements of operations.
10.  EMPLOYEE BENEFIT PLANS
          During 1991, the Company established a qualified 401(k) profit sharing plan. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make a matching contribution of an additional amount up to four percent (4%) of eligible employees deferrals and a discretionary amount to be determined each year by the Board of Directors. Employees are fully vested after seven years. Contributions to the plan for the year ended December 31, 1996, 1995 and 1994 were $86,035, $77,037 and $35,436, respectively. The
Company shows a payable to the plan of $38,000, $9,718 and $0-, at December 31, 1996, 1995 and 1994, respectively.


11.  STOCKHOLDERS' EQUITY
          a. Reverse Stock Split
          On March 16, 1993, the Company effected a 1-for-40 reverse split on its issued and outstanding shares of common stock which reduced the number of outstanding shares from 37,500,000 shares to 938,109 shares. The Company also changed its authorized capital from 200,000,000 shares of common stock, par value $0.001, to 5,000,000 shares of common stock, par value $0.04. Such actions were implemented by an amendment to the Company's Articles of Incorporation filed with the Nevada Secretary of State on March 16, 1993.

          b. Issuance of Common Stock
11.  STOCKHOLDERS' EQUITY (CONTINUED)
          On May 10, 1993 the Company completed a firm commitment public offering of 200,000 units at $6 per unit of common stock. The net proceeds from the sale were $1,000,594 after deducting underwriting commissions and expenses of $156,000 and direct offering costs of $43,606.

          Each unit consists of one post-split share of common stock, par value $0.04, and one common stock purchase warrant. The warrants are exercisable for a period of three years commencing on October 29, 1993, at a price of $7.00 per share during the first year of the exercise period, $7.50 per share during the second year, and $8.00 per share during the third year. The warrants may not be exercised in the absence of an effective registration statement pertaining to the shares of common stock issuable upon exercise of the warrants (the "warrant shares") and the Company is only obligated to file a registration statement with respect to the warrant shares under certain conditions. The warrants are detachable from the units, but the warrants and common stock are still traded as a unit. The warrants are subject to redemption by the Company upon thirty days' advance notice at a price of $0.01 per warrant at any time that a current registration statement pertaining to the warrant shares is effective.

          On March 8, 1995, the Company declared a 20% stock dividend payable on April 3, 1995 to all shareholders of record on March 23, 1995. The warrants included in the Company units will be adjusted as a result of the stock dividend so that the number of shares subject to warrants will be increased by 20% and the exercise price(s) of the warrant will be proportionally reduced. The exercise price(s) of the warrants after the dividend was $6.25 until October 29, 1995, when they increased to an exercise price of $6.67 until they expire on October 29, 1996.

          The Company did not extend the exercise period of the warrants issued.


12.  EMPLOYEES' STOCK OWNERSHIP PLAN
          Effective October 14, 1993, the Company adopted an Employee Stock Ownership Plan which covers all employees who are over the age of 21, has been employed for at least 90 days and who provides at least 1,000 hours of service.

          Full vesting will occur after seven years of service or upon normal retirement at 65 years of age.
     Contributions to the plan are at the discretion of the Board of Directors with no minimum annual funding requirements. Contributions to plan will be primarily made with common stock of the Company.

          The Company had previously made a contribution to the plan for the year ended December 31, 1995 of 9,500 units with a cost of $33,750. No contribution was made for the year ended December 31, 1996 and 1994.


13.  STOCK OPTION PLAN
          The Company has a stock option plan (1991 plan) under which certain key employees have the option to purchase 2,000,000 shares of the Company's common stock at a price determined by the committee. Such price may be more, equal to, or less than the current market price of the Company's common stock. No option shall be granted under this plan after December 31, 1996.

          During 1992, 1,000,000 shares were granted under this plan at an option price of $.15 per share. During 1991, 1,000,000 shares were granted under this plan at an option price of $0.02375 per share. At December 31, 1996, 1995 and 1994, none of the option shares granted had been exercised.

          Effective October 14, 1993, the Company adopted the 1993 Stock Option Plan (the "Plan"). The plan authorizes the grant to key employees, and consultants, including officers and directors who are also employees, options to purchase up to 200,000 shares of the Company's common stock (subject to adjustment for such matters as stock splits and stock dividends), which may be incentive stock options within the meaning of section 422A of the Internal Revenue code of 1986, as amended, or options which do not qualify as incentive stock options. The plan also provides for the grant of stock appreciation rights and stock awards to eligible participants, subject to forfeiture restrictions. The plan will be administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors. The Board, or the committee if and when appointed, will interpret the plan, its rules and regulations, and the instruments evidencing the restrictions imposed upon the stock sold under the plan, and will make all the determinations deemed necessary or advisable for administration of the plan.
          Options issued under the plan which are intended to qualify as incentive stock options within the meaning of section 422A of the Internal Revenue Code will be subject to certain restrictions and conditions including the following: the exercise price may not be less than the fair market value of the common stock on the date of grant; no incentive options may be granted to any person who holds more than 10% of the Company's issued and outstanding shares unless the exercise price is at least 110% of the fair market value of the common stock on the date of grant and the term of the option is for five years or less; the aggregate fair market value of the common stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000; the right to exercise an option terminates three months after the termination of employment unless
13.  STOCK OPTION PLAN (CONTINUED)
     the employee dies or is disabled; and the options may not be transferred except by will or the laws of decent and distribution.

          During 1994, 19,000 shares were granted under this plan at an option price of $3.00 per share. None of the shares granted were exercised as of December 31, 1996, 1995 and 1994.

          In connection with the underwriting of the Company's 1993 public offering of units, the Company agreed that for a period of three years subsequent to the date of the prospectus for the offering (April 29, 1993), it would not grant any stock options without the prior written consent of the underwriter except that the Company may grant incentive stock options for up to 100,000 shares of the Company's common stock to persons who are not directors of the Company without the underwriter's consent.


14.  REPURCHASE OF COMMON STOCK UNITS
          The Company repurchased 11,200 units of outstanding common stock for $50,400. The Company subsequently contributed all 11,200 units to the Employee's Stock
     Ownership Plan (see Note 12).


15.  LEASE COMMITMENTS
          The Company and its subsidiary occupy an administrative and manufacturing facility under the terms of an operating lease agreement.

          Lease expense of $109,505 $74,551, and $54,508 has
     been charged to operations for the years ended December 31, 1996, 1995 and 1994, respectively. The lease expires in April 1997.

          The following is a schedule by years of future minimum lease payments required under the non-cancelable operating leases:

           1997                                   $     38,698
16.  MAJOR CUSTOMERS
          The Company had sales to certain customers in 1996, 1995 and 1994 which represented 10% or more of total sales. In
     1996, 66% of total sales were derived from three customers (33%, 23% and 10%). In 1995, 56% of total sales were derived from two customers (32%, and 24%) and in 1994, 65% of total sales were derived from three customers (43%, 12%, and 10%).


17.  NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN
          Effective April 16, 1996, the Company adopted a Non
     Employee Directors' Stock Option Plan. The Plan will remain in effect until it is terminated by the Company or until May 31, 2001, whichever occurs first.

          This Plan is a non-statutory, or non-qualified stock plan pursuant to which options may be granted to nonemployee directors of the Company. This Plan is intended to meet the requirements of Rule 16b-3 of the Exchange Act.

          The maximum number of shares of stock that may be issued is 100,000 shares, subject to some adjustments.

          Each person who was a non-employee director of the Company as of April 16, 1996 was granted an option to purchase 1,000 shares at an exercisable price of $4.50 per share. Each person who becomes a non-employee director subsequent to April 16, 1996, but prior to termination of the Plan, will automatically (without action by Board or Committee) be granted an option to purchase 2,000 shares at a fair market value on the date such person is appointed a nonemployee director.

          In each calendar year during the term of this Plan, commencing in 1997, there shall be granted automatically (without any action by the Board or Committee) an option to purchase 2,000 shares of the Company's common stock to each non-employee director. The grant date of such options shall be May 31, of each year.

          A participant shall not receive more than one option under this Plan in any calendar year, nor more than 8,000 shares on the exercise of all options granted pursuant to this Plan.

          The purchase price per share of the common stock covered by each option granted pursuant to this Plan shall be 100% of the fair market value of the Common Stock on the grant date. The exercise price of all options granted under this Plan on April 16, 1996 is $4.50 per share. The exercise price of all options granted under this Plan shall be the fair market value of the date of such grant.

          Each option granted under this Plan and all rights or obligations thereunder shall commence on the grant date and expire at the earlier of five (5) years thereafter and shall be subject to earlier termination as provided below. No option granted under this Plan shall be exercisable until at least six months after the later of (i) its grant date or (ii) shareholder approval of the Plan.


18.  PRIVATE PLACEMENT
        On December 16, 1996, the Company entered into a memorandum agreement to offer, on a best efforts basis, $1,250,000 of its securities which consist of 500,000 units at a price of $2.50 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $3.50 per share.
          The offering will be sold directly by the Company through it's officers and directors. The Company will not pay any broker/dealer a commission for any units sold by the Company's officers and directors.
          The offering successfully closed on February 12, 1997. The offering proceeds will be used for general corporate purposes.


                     ACCOUNTANTS' CONSENT

We consent to the use of our report dated February 13, 1997 accompanying the financial statements and Form 10-KSB of ZEVEX
International, Inc. and Subsidiary as of December 31, 1996 for the purpose of filing with the Securities and Exchange Commission.