Form 10-Q
period 1997-03-31
ZEVEX INTERNATIONAL INC
filed 1997-05-15
CIK 827056

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [   ]    No  [   ]    Not Applicable  [ X ]
              APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 1997, the Company had outstanding 1,995,716 shares of common stock, par value $0.04 per share.
                             PART I

                      FINANCIAL INFORMATION

______________________________________________________________________

       ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
______________________________________________________________________

ZEVEX International, Inc. (the "Company"), files herewith balance sheets of the Company as of March 31, 1997, and December 31, 1996, and the related statements of operations and cash flows for the respective three month periods ended March 31, 1997 and 1996. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended December 31, 1996.
             ZEVEX INTERNATIONAL, INC. & SUBSIDIARY
                          Balance Sheet
                           -Unaudited-
                             ASSETS
                                       Mar 31             Dec 31
                                        1997              1996
CURRENT ASSETS
       Cash in Banks                 2,225,531           2,085,055
       Accounts Receivable           1,800,145           1,429,521
       Employee Advances                 5,076               5,350
       Tax Refunds                           0              41,458
       Work-In-Process               1,496,709           1,344,297
       Marketable Securities           203,109             203,109

     Total Current Assets            5,730,570           5,108,790
OTHER ASSETS
  Net Property & Equipment           2,344,504           1,207,034
  Patents and Trademarks                48,508              49,357
  Deposits                               3,489               3,489
Total Other Assets                   2,396,501           1,259,880
              TOTAL ASSETS           8,127,071           6,368,670

LIABILITIES & STOCKHOLDERS' EQUITY LIABILITIES
  Accounts Payable                     535,631             339,023
  Other Accrued Expenses               273,980             188,878
  Income Taxes Payable                  61,261                   0
  Bank Line of Credit                        0              60,108

  Total Current Liabilities            870,872             588,009

Long-Term Debt                       2,000,000           2,000,000
Deferred Taxes                          79,212              79,212
Total Long-Term Debt                 2,079,212           2,079,212

STOCKHOLDERS' EQUITY
 Common Stock 5,000,000 shares
 authorized at $0.04 par value
 issued and outstanding 1,495,716
 shares in 1995 and 1,995,716
 shares in 1996                        79,829              59,829
 Capital in Excess of Par Value     3,024,633           1,794,633
 Retained Earnings                  2,072,525           1,846,987
   Total Stockholders' Equity       5,176,987           3,701,449
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                8,127,071           6,368,670




             ZEVEX INTERNATIONAL, INC. & SUBSIDIARY

                     Statement of Operations


                              For Three              For Three
                              Months Ended           Months Ended
                              3/31/96                3/31/97


REVENUES
Sales                         2,211,105                1,267,607
Cost of Sales                 1,172,675                  713,306

Gross Profit                  1,038,430                  554,301

General Expenses
 Marketing, G&A                 544,801                  357,218
 Research and Devel.            185,627                  114,228

Operating Income                308,002                   82,855

Other Income                     37,077                   13,084
Interest Expense            (   16,822)                        0

Provision for Taxes         (  102,719)                (  12,613)

Net Income (Loss)              225,538                     83,326

Income Per Share                 .1284                      .0610
Weighted Average
Shares Outstanding           1,756,827                   1,365,716




             ZEVEX INTERNATIONAL, INC. & SUBSIDIARY

                     Statement of Cash Flows

            For the three months ended March 31, 1997
                       and March 31, 1996

                                   Mar 31              Mar 31
                                   1997                1996
Cash Flows from
Operating Activities:

Net income (loss)                225,538               83,326

Noncash revenue and
expense adjustments:
   Depreciation                  82,209                46,860

Change in assets
and liability accounts:
(Increase) decrease
in accounts receivable        (370,624)               188,803
(Increase) decrease in
work-in-process                (152,412)            (301,234)
(Increase) decrease in
deposits                              0                 2,500
(Increase) decrease
tax refunds                       41,458                    0
(Increase) decrease in
employee advances                    274              (1,250)
Increase (decrease) in
accounts payable                 196,608              170,564
Increase (decrease) in
accrued expenses                  85,102               15,737
Increase (decrease) in
provision for taxes               61,261              (35,489)
Increase (decrease) in
bank line of credit             (60,108)                    0

Net Cash flows used for
   operating activities         109,306                169,817

Cash flows from investing activities:
   Purchase of
   property & equipment     (1,218,830)               (189,473)

Cash flows from financing activities:
   Proceeds from issuance of
   common stock              1,250,000                       0

Net increase (decrease)
in cash                        140,476                ( 19,656)

Cash at
beginning of period          2,085,055                 870,333

Cash at end of period        2,225,531                 850,677





            ZEVEX INTERNATIONAL, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1997


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


3. Income Taxes

Provision for income taxes is made, at Federal and State statutory rates, based on earnings reported in the financial statements for the amount of income taxes payable currently, less any prepayment deposits. The provision for income taxes at March 31, 1997 and March 31, 1996 consists of the following:
                                             1997          1996

Federal income taxes                       $  51,952     $   7,816
State income taxes                             9,309         4,797
Provision for income tax                  $   61,261     $  12,613
==========    ==========

4. Major Customers

The Company distributes its products directly and is not dependent upon any single customer. However, sales to three customers for the three months ending March 31, 1997, each represented 10% or more of total sales.
______________________________________________________________________

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
______________________________________________________________________

Results of Operations

The Company's sales increased to $2,211,105 in the first quarter of 1997 from $1,267,607 in the first quarter of 1996, an increase of approximately 75% for the three months ending March 1997. During the first three months of 1996, 74% of total revenues resulted from sales to three customers, all of whom were major customers in 1995. Since the Company's products are sold to OEMs as components for incorporation into products manufactured by them, demand for the Company's products is affected by the demand for the final products manufactured by the OEMs, which is beyond the control of the Company, and no assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

The Company's gross profit as a percentage of sales was 47% in the first quarter of 1997, as compared to 43% in the first quarter of 1996. Management does not expect any significant changes in cost of sales during 1997 with the product mix which is expected to be delivered.

Selling, general and administrative expenses for the quarter ended March 31, 1997 increased $187,583, from $357,218 in the first quarter of 1996 to $544,801 in the first quarter of 1997. Increased expenses resulted from the Company's continuing expansion. An increase in the size of ZEVEX's physical facilities increased rental, utility and related expenses incurred. An expanded sales and marketing effort increased staffing, travel, advertising and administrative expenses related to the introduction of the EnteraLite(registered) feeding pump. The Company also had an increase in expenses related to employees such as insurance, taxes and pension benefits. The Company believes that general and administrative expenses in 1997 as related to sales will continue at approximately the same percentage as in the previous two years.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. During the first quarter of 1997 research and development expenses were $185,627 compared to $114,228 during the first quarter of 1996. The expenses incurred during the first quarter were for the continued development of several proprietary products and new applications of the Company's ultrasound technology. In addition, the Company funded research and development on behalf of its customers, in an effort to develop new technologies and products in areas where there is a perceived demand. Management believes investment in research and development will serve the Company's future well, and will continue these expenses at the current rate for at least the next several quarters.

Net income increased to $225,538, or 10.2% of net sales, in the first quarter of 1997, from $83,326, or 6.6% of net sales, in the first quarter of 1996. The increase in net income percentage during 1997 as compared to 1996 is principally due to the increase in sales and related expenses for the current year.

As of March 31, 1997 the Company's backlog of customer orders was $4,732,000, as compared to $2,808,000 on March 31, 1996. Management estimates that approximately 90% of the backlog will ship before December 31, 1997.

Liquidity and Capital Resources

The Company generated net income of $308,002 from operations for the first quarter of 1997. As a result of increased expenditures for inventories, accounts receivable, financing, and work in progress for future sale, the Company used total cash of $109,306. Operating activities during the first quarter of 1996 created net cash of $169,817 on net income of $83,326.

The Company's purchases of facilities, new research, production, testing equipment and tooling increased to $1,218,830 for the first quarter of 1997, from $189,473 in 1996. The Company paid $1,129,892 toward its new manufacturing facility. Total expenditures for equipment of $88,938 were primarily due to upgrading the Company's production fixturing, tooling and research and engineering capabilities. The Company expects to spend approximately $240,000 in 1997 for additional manufacturing equipment as well as for normal replacement of old equipment.
The Company also anticipates spending approximately $600,000 in additional research and development expenses during 1997. It is estimated that overhead increases related to the new manufacturing facility will increase by approximately $6,000 per month as compared to the rent currently being paid by the Company.

In 1996, the Company negotiated a $2,000,000 Industrial Development Bond to finance a land acquisition and construction of a new 51,000 square foot headquarters and manufacturing facility. On October 29, 1996, the Company completed a transaction for the amount of $50,000 cash and 130,000 shares of unregistered stock of the Company for the purchase of approximately 3.7 acres of land within Murray City, Salt Lake County, Utah, for the purpose of constructing a manufacturing facility with an unrelated party. The Company expects to spend approximately $2,500,000 on the new manufacturing facility to be completed in 1997.

The Company's working capital at March 31, 1997, was $4,859,698, as compared to $2,471,632 at March 31, 1996. Increase in working capital is primarily due to the $2,000,000 industrial development bond obtained by the company for financing the new manufacturing facility, and the private placement agreement outlined below.
The portion of working capital represented by cash at such dates was $2,225,531, and $850,677 respectively. The Company utilizes substantial portions of its cash from time to time to fund its operations including increases in inventories, accounts receivable and work in progress in connection with various customer orders.

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

On December 11, 1996, the Company entered into a $500,000 open line of credit arrangement with a financial institution. The line is due May 31, 1997. The line of credit is collateralized by accounts receivable rights and bears interest at a rate of prime plus 1%. The Company owes $0 on the line of credit at March 31, 1997.
 .
                             PART II
          OTHER INFORMATION NOT APPLICABLE AT THIS TIME

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


ZEVEX INTERNATIONAL, INC.


Dated:  May 12, 1997                  By   /s/ Dean G. Constantine
Dean G. Constantine, President


                                      By   /s/ Phillip L. Mcstotts
                                        Phillip L. McStotts, Secretary
                                         (Principal Financial Officer)