Form 10-Q
period 1997-06-30
ZEVEX INTERNATIONAL INC
filed 1997-08-14
CIK 827056

Page 1 of 13 consecutively numbered pages
                         FORM 10-Q
               SECURITIES AND EXCHANGE
                  COMMISSION Washington, D.C.
                  20549
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                           OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from............to.............

Commission file number 33-19583

                  ZEVEX INTERNATIONAL, INC.
        (Exact name of registrant as specified in charter)

     NEVADA                                       87-0462807
(State or other jurisdiction of                 (I.R.S.Employer
   incorporation or organization)                Identification No.)

4314 ZEVEX Park Lane, Salt Lake City, Utah           84123
(Address of principal executive offices)           (Zip Code)

                       (801) 264-1001
     (Registrant's telephone number, including area code)

           5175 Greenpine Drive, Salt Lake City, UT 84123
(Former name, former address, and former fiscal year, if changed since last report)

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

             APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 1997, the Company had outstanding 2,035,376 shares of common stock, par value $0.04 per share.
                         PART I

                   FINANCIAL INFORMATION
____________________________________________________________________
ITEM  1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
____________________________________________________________________

ZEVEX International, Inc. (the "Company"), files herewith balance sheets of the Company as of June 30, 1997, and December 31, 1996, and the related statements of operations and cash flows for the respective three month and six month periods ended June 30, 1997 and 1996. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended December 31, 1996.





ZEVEX INTERNATIONAL, INC. & SUBSIDIARY
Balance Sheet
-Unaudited-


ASSETS
                                        June 30      Dec 31
                                         1997         1996
CURRENT ASSETS
Cash in Banks                         802,223     2,085,055
Accounts Receivable                   830,045     1,429,521
Employee Advances                      10,326         5,350
Tax Refunds                                 0        41,458
Inventory & Work-in-Process         2,429,101     1,344,297
Marketable Securities                 203,109       203,109

     Total Current Assets           4,274,804     5,108,790

OTHER ASSETS
Net Property and Equipment          3,635,431     1,207,034
Patents and Trademarks                 47,659        49,357
Deposits                                  755         3,489

Total Other Assets                  3,683,845     1,259,880

TOTAL ASSETS                        7,958,649     6,368,670

          LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts Payable                      464,617       339,023
Other Accrued Expenses                133,962       188,878
Income Taxes Payable                   46,883             0
Bank Line of Credit                         0        60,108
Current Portion of L-T Debt           100,000             0

Total Current Liabilities             745,462       588,009

Long Term Debt                      1,900,000     2,000,000
Deferred Taxes                         79,212        79,212
Total Long Term Debt                1,979,212     2,079,212

STOCKHOLDERS'EQUITY
Common Stock 5,000,000 shares
authorized at $0.04 par value
issued and outstanding 1,495,716
shares in 1996 and 1,995,716
shares in 1997                     79,829        59,829
Capital in Excess of Par Value  3,024,633     1,794,633
Retained Earnings               2,129,513     1,846,987

Total Stockholders' Equity      5,233,975     3,701,449
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            7,958,649     6,368,670




ZEVEX INTERNATIONAL, INC. & SUBSIDIARY

Statement of Operations


               For Three   For Three      For Six     For Six
               Months      Months         Months      Months
               Ended       Ended          Ended       Ended
               6/30/97     6/30/96        6/30/97     6/30/96
REVENUES
Sales        1,603,260   1,277,618     3,814,365      2,545,225
Cost of Sales  768,114     676,349     1,940,789      1,389,655

Gross Profit   835,146     601,269     1,873,576      1,155,570

General Expenses
Marketing,
G&A           514,050      474,435    1,058,851         831,653
Research and
Devel.        272,494      131,586      458,121         245,814
Operating
Income         48,602      (4,752)      356,604          78,103
Other Income   24,758      14,642        61,835          27,726
Other Expense (20,641)          0      (37,463)               0
Benefit for Taxes
(Provision)     4,268      (3,669)     (98,451)        (16,282)

Net Income
(Loss)        56,987        6,221      282,525           89,547
Income
Per Share     .0286         .0046        .1505            .0656
Income Per Share
Fully Diluted .0215         .0046        .1282            .0656

Weighted Average Shares
Outstanding 1,995,716    1,365,716    1,876,932       1,365,716

Weighted Average Shares Outstanding
Fully Diluted  2,646,966  1,365,716    2,204,356      1,365,716







ZEVEX INTERNATIONAL, INC. & SUBSIDIARY

Statement of Cash Flows

For the six months ended June 30, 1997 and June 30, 1996
                                          June 30   June 30
                                          1997      1996
Cash Flows from Operating Activities:

Net income (loss)                       282,525     89,547
Noncash revenue and expense adjustments:
Depreciation                            164,418     99,340
Change in assets and liability accounts:
(Increase) decrease
in accounts receivable                  599,476    336,934
(Increase) decrease
in work-in-process                  (1,084,804)   (449,765)
(Increase) decrease in deposits           2,734       5,192
(Increase) decrease in tax refunds       41,458           0
(Increase) decrease
in employee advances                    (4,976)           0
(Increase) decrease
in prepaid expenses                           0    (47,435)
Increase (decrease)
in accounts payable                     125,594     149,703
Increase (decrease)
in accrued expenses                    (54,916)       6,143
Increase (decrease)
in provision for taxes                   46,883    (58,735)
Increase (decrease)
in bank line of credit                 (60,108)           0
Net Cash flows used for
operating activities                    58,284      130,924

Cash flows from investing activities:
Purchase of
property & equipment               (2,591,116)    (370,547)

Cash flows from financing activities:
Proceeds from issuance
of common stock                     1,250,000             0
Net increase (decrease)
in cash                           (1,282,832)     (239,623)
Cash at beginning
of period                           2,085,055       870,333
Cash at end of period                 802,223       630,710






ZEVEX INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997


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

C. Machinery and Equipment
     Machinery and equipment are stated at cost less accumulated depreciation. Depreciation is provided over expected useful lives of five to seven years.

     Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are charged to costs and expensed as incurred.

     Upon retirement or disposal of property, plant or equipment, the costs and related accumulated depreciation amounts are eliminated, and any gain or loss is included in operation in the year of disposition.

Notes to the financial statements - continued

D. Inventory & Work In Process

     Inventory & work in process is stated at the lower of cost
     (first-in, first out method) or market value.

E. Bad Debts

     The Company accounts for bad debts using the direct write off method. Accounts are written off when deemed uncollectible.



2. Current Income Taxes Payable

Current income taxes payable are made, at Federal and State statutory rates, based on earnings reported in the financial statements for the amount of income taxes payable currently, less any prepayment deposits. The provision for income taxes at June 30, 1997 and December 31, 1996 consists of the following:
                                              1997          1996
Federal Income Taxes Payable (Refund)    $   34,938     $(34,354)
State Income Taxes Payable (Refund)          11,945       (7,104)
Total Income Taxes Payable (Refund)      $   46,823     $(41,458)
                                         ==========    ==========
3. Major Customers

The Company distributes its products directly and is not dependent upon any single customer. However, sales to three customers for the six months ending June 30, 1997, each represented 10% or more of total sales.
__________________________________________________________________

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
__________________________________________________________________

Results of Operations

The Company's sales increased to $1,603,260 in the second quarter 1997 from $1,277,618 in the second quarter 1996, and $3,814,365 for the first six months of 1997, from $2,545,229 for the first six months of 1996, an increase of approximately 26% for the three months ending June 1997, and an increase of 50% for the six months ending June 1997. During the first six months of 1997, 68% of total revenues resulted from sales to three customers, all of whom were major customers in 1996. Since the Company's products are sold to OEM's as components for incorporation into products manufactured by them, demand for the Company's products is affected by the demand for the final products manufactured by the OEM's, which is beyond the control of the Company, and no assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

The Company's gross profit as a percentage of sales was 52% in the second quarter 1997, compared to 47% in the second quarter 1996, and 49% for the six months ending June 1997, compared to 45% for the six months ending June 1996. Management attributes the increase to the product mix that was delivered during the second quarter of 1997.

Selling, general and administrative expenses for the quarter ended June 30, 1997 increased $39,615, from $474,435 in the second quarter of 1996 to $514,050 in the second quarter of 1997. For the six months ended June 30, 1997, selling, general and administrative expenses were up $227,198, from $831,653 in 1996, to $1,058,851 in 1997. Management attributes the increase in these expenses to increased legal expenses and fees associated with the Company's listing on the American Stock Exchange, and increased payroll and related employee expenses, insurance and tax costs. The Company believes that general and administrative expenses will remain constant for the remainder of 1997.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. During the second quarter of 1997, research and development expenses were $272,494 compared to $131,586 during the second quarter of 1996, and $458,121 for the first six months of 1997, compared to $245,814 for the first six months of 1996. Expenses incurred during the first six months were for the continued development of new applications for the company's ultrasound technology, and proprietary products. Management believes investing in research and development will serve the company's future well, and will continue these expenses at the current rate for at least the next several quarters.

Net income increased to $56,987 in the second quarter of 1997, from $6,221 in the second quarter of 1996. Net income of $282,525 for the first six months of 1997 increased from a net income of $89,547 in the first six months of 1996. The increases in net income during 1997 compared to 1996 are principally due to increased demand for the Company's products, and the mix of product delivered during that period.

As of June 30, 1997 the Company's backlog of customer orders was $7,739,000, compared to $2,726,000 on June 30, 1996.
Management estimates that approximately 60% of the backlog will ship before December 31, 1997.


Liquidity and Capital Resources

During the quarter ending June 30, 1997, and the six months ending June 30 1997, the Company produced $56,897 in net income and $282,525 in net income respectively from net income. Cash decreased by $1,282,832 for the six months ending June 30, 1997, as the Company continued to fund construction of its new manufacturing facility, and purchased new equipment. During the quarter ending June 30, 1996, and the six months ending June 30 1996, the Company had net incomes of $6,221 and $89,547 respectively from net income. Net cash decreased by $239,623 for the six months ending June 30, 1996.

The Company's construction of the new facility, and purchases of new research, production, test equipment and tooling was $1,372,286 for the second quarter of 1997, and $2,591,116 for the first six months of 1997.

The Company's working capital at June 30, 1997, was $3,529,342, compared to $2,351,951 at June 30, 1996. The increase is primarily attributed to income from operations. The portion of working capital represented by cash at such dates was $802,223 and $630,710 respectively. The Company utilizes substantial portions of its cash from time to time to fund its operations.


Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

When used in this report, the words estimate, believe, project and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contemplated herein, or otherwise cause the Companys results of operations to be adversely affected in future periods: (i)continued or increased competitive pressures from existing competitors and new entrants; (ii)unanticipated costs related to the Companys growth and operating strategies; (iii)loss or retirement of key members of management; (iv)increase in interest rates of the Companys cost of borrowing, or a default under any material debt agreement; (vi)prolonged labor disruption; (viii)deterioration in general of regional economic conditions; (ix)adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations;
(x)loss of customers;(xi)adverse determinations in connection with pending or future litigation or other material claims and judgments against the Company; (xii)inability to achieve future sales; and
(xiii)the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company.

                              PART II

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the second quarter of the year ending December 31, 1997, matters submitted to a vote of the security holders of the Company were to reelect the current members of the Companys board of directors, and to ratify the appointment by the Board of Directors of Ernst & Young, LLP, as independent auditors. The vote from ballots and proxies tallied for each member proposed for election to the Board of Directors of the Company was 1,481,872 shares voted For, zero shares voted Against, and zero shares Abstained from voting. The vote from ballots and proxies tallied for ratification of the Companys auditors was 1,482,872 shares voted For, zero shares voted Against, and zero shares abstained from voting. All proposals were approved by a majority of the issued and outstanding shares of the Companys common stock. No other matter was submitted to a vote of the Companys shareholders.


             ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K
           CHANGE IN REGISTRANTS CERTIFYING ACCOUNTANTS

On June 19, 1997, the Company filed Form 8-K, stating that the registrants Board of Directors had appointed Ernst & Young, LLP, as the Companys Certified Public Accountants. There have been no disagreements with the previous accountants of the Company.

           OTHER INFORMATION NOT APPLICABLE AT THIS TIME


Item     1.  Legal Proceedings
Item     2.  Changes in Securities
Item     3.  Defaults upon Senior Securities
Item     5.  Other Information
__________________________________________________________________

                            SIGNATURES
__________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZEVEX INTERNATIONAL, INC.


Dated: August 13, 1997                By   /s/ Dean G. Constantine
                                   Dean G. Constantine, President

                                     By   /s/ Phillip L. Mcstotts
                                   Phillip L. McStotts, Secretary
                                    (Principal Financial Officer)