Form 10-Q/A
period 1996-09-30
ZEVEX INTERNATIONAL INC
filed 1997-10-31
CIK 827056

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





             ZEVEX INTERNATIONAL, INC. & SUBSIDIARY

                     Statement of Cash Flows

          For the nine months ended September 30, 1996
                     and September 30, 1995

                                             Sept 30   Sept 30

                                               1996      1995
Cash Flows from Operating Activities:

Net income (loss)                             142,710   221,577

Noncash revenue and expense adjustments:
   Depreciation                               156,570    98,616

Change in assets and liability accounts:
(Increase)   decrease   in   accounts
receivable                                    346,859  (157,233)
(Increase) decrease in work-in-process       (664,780)  (94,968)
   (Increase) decrease in deposits              5,192    (5,000)
   (Increase) decrease in prepaid expenses    (52,353)   16,235
   (Increase) decrease in employee advances    (1,187)        0
   (Increase) decrease in tax refunds               0   109,251
   Increase (decrease) in accounts payable    153,042    36,220
   Increase (decrease) in accrued expenses 5,932 (1,368) Increase (decrease) in provision for
   taxes                                      (58,735)    32,387

Net Cash flows used for
   operating activities
                                               33,250   255,717

Cash flows from investing activities:
   Purchase of equipment and tooling          (429,835) (159,143)

Net increase (decrease) in cash               (396,585)   96,574

Cash at beginning of period
                                              870,333   864,332

Cash at end of period
                                              473,748   960,906






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


                             PART II

Item 6.  Item 10. Material Contracts
                  Offering Memorandum "$2,000,000 Murray City, Utah Adjustable Rate Industrial Development Bonds, Series 1996 (ZEVEX, INC. PROJECT)
         Item 10. Reimbursement Agreement


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