Form 10-Q
period 1997-09-30
ZEVEX INTERNATIONAL INC
filed 1997-11-14
CIK 827056

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARSIndicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [  ]  No  [  ]  Not Applicable  [ X ]

            APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 27, 1997, the Company had outstanding 2,063,826 shares of common stock, par value $0.04 per share.


                             PART I

                     FINANCIAL INFORMATION

______________________________________________________________________

      ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
____________________________________________________________________
ZEVEX International, Inc. (the "Company"), files herewith balance sheets of the Company as of September 30, 1997, and December 31, 1996, and the related statements of operations and cash flows for the respective three month and nine month periods ended September 30, 1997 and 1996. In the opinion of the Company's management, the financialstatements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended December 31, 1996.

                     ZEVEX INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS

                             ASSETS
                                       Sept 30           Dec 31
                                         1997             1996
Current assets:
  Cash and cash equivalents      $    135,699     $   2,085,055
  Cash --restricted                    50,306                --
  Accounts receivable               1,835,011         1,429,521
  Inventories                       3,341,095         1,344,297
  Marketable securities               210,921           203,109
  Deferred offering cost              154,694                --
  Deferred income taxes               113,161                --
  Prepaid expenses                      9,064            46,808
             Total current assets   5,849,951         5,108,790

  Property and equipment, net      3,887,302          1,207,034
  Patents and trademarks              75,656             49,357
  Other assets                           755              3,489
                               $   9,813,664      $   6,368,670

               LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable             $     855,147      $     339,023
  Other accrued expenses             339,584            188,878
  Income taxes payable               267,379                  0
  Bank line of credit                700,000             60,108
  Current portion of
   industrial development bond       100,000                  0
  Total current liabilities        2,262,110            588,009
  Deferred income taxes               40,367             79,212
  Industrial development bond      1,900,000          2,000,000

Stockholders equity:
  Common stock, $.04 par value:
   authorized 5,000,000
   shares, issued 1,495,716
   and 2,063,826
   shares, respectively               82,553             59,829
  Additional paid in capital       3,270,884          1,794,633
Retained earnings                  2,257,750          1,846,987
Total stockholders equity          5,611,187          3,701,449
                               $   9,813,664      $   6,368,670


                     ZEVEX INTERNATIONAL, INC.
                     STATEMENTS OF OPERATIONS


              For three  For three  For nine  For nine
              months      months     months    months
              ended       ended      ended     ended
              9/30/96   9/30/97     9/30/96    9/30/97
             (unadited) (unaudited) (unaudited)
Revenue:
Product
sales      $1,205,674  $2,437,734  $3,513,581  $5,534,205
Engineering
sales         127,356      59,391     364,674     777,285
Cost of
sales         732,085   1,534,365   2,121,740   3,475,154
Gross
profit        600,945     962,760   1,756,515   2,836,336
Operating expenses:
  General
  and
  administrative   --          --     83,115    1,198,499
  Selling
  and
  marketing        --          --    381,508      528,417
  Research and
  development 114,521      63,749    360,335      521,870

Total operating
expenses      114,521      63,749  1,574,958    2,248,786

Operating
income        103,454     230,946    181,557      587,550
Other income (expense):
  Interest
  income        8,078       4,532     35,804       66,367
  Interest
  expense          --    (18,918)         --     (56,381)
  Unrealized gain on
  marketable
  securities       --      7,812          --        7,812
Income before
provision for
income
taxes         111,532    224,372     217,361      605,348
Provision for
taxes        (58,369)   (96,134)    (74,651)    (194,585)
Net
income        $53,163   $128,238    $142,710     $410,763
Income per
share         $   .04   $    .06    $    .10     $    .18
Weighted
average shares
outstanding 1,365,716  2,063,826   1,365,716    2,315,802


                  ZEVEX INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Nine months ended
                                            September 30,
                                       1996             1997
                                    (unaudited)
Cash flows from operating activities

Net income                     $     142,710   $      410,763

Adjustments to reconcile net income to
net cash
  provided by operating activities:
   Depreciation and amortization     156,570          177,021
   Benefit for deferred
   income taxes                           --        (152,006)
   Unrealized gain on marketable
   securities                             --          (7,812)
   Changes in operating assets
   and liabilities:
    Increase in restricted
    cash for sinking
    fund payment on industrial
    development bond                      --         (50,306)
    Decrease (increase) in accounts
    receivable                       346,859        (405,490)
    Increase in inventories        (664,780)      (1,996,798)
    Increase in deferred
    offering costs                    --           (154,694)
    (Increase) decrease
    in  prepaid expenses        (48,348)              37,744
    Decrease in other
    assets                           --                2,734
    Increase in
    accounts payable            153,042              516,124
    Increase in
    accrued liabilities           5,932              150,706
    (Decrease) increase in
    income taxes payable       (58,735)              267,379
Net  cash provided by
(used in) operating
activities                      33,250           (1,204,635)
Cash flows from investing activities
Purchase of
property and equipment       (429,835)           (2,854,004)
Addition of patents
and trademarks                     --               (29,584)
Net cash used in
investing activities        (429,835)            (2,883,588)
Cash flows from financing activities
Proceeds from issuance
of common stock                   --               1,498,975
Proceeds from bank
line of credit                    --                 700,000
Repayment of bank
line of credit                    --                (60,108)
Net cash provided by
financing activities              --               2,138,867
Net decrease in cash
and cash equivalents       (396,585)             (1,949,356)
Cash  and cash equivalents
at beginning of
period                      870,333                2,085,055
Cash and cash equivalents
at end of period       $    473,748              $   135,699


                  ZEVEX INTERNATIONAL, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     September 30, 1997



1. Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q of Regulation S-K. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1996 Annual Report and Form 10-KSB.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not indicative of the results of operations to be expected for a full year.

2. Inventories
   Inventories consist of the following:
                             December 31   September 30
                                 1996        1997
Materials                   $  936,938  $ 2,223,633
Work in progress               292,423      957,860
Finished goods,
  including completed
  subassemblies                114,936      159,602
                         $   1,344,297   $ ,341,095


3.  Bank Line of Credit

   On September 29, 1996, the Company renewed its arrangement with a financial institution for a line of credit which may not exceed $1,000,000, with the Company's total indedtedness not to exceed $3,024,658.
The line of credit matures on May 31, 1998. The line is collateralized by accounts receivable, inventory and property and equipment and bears interest at a rate of prime plus 1%, 9.50% at September 30, 1997. The Company owes $700,000 on the line of credit at September 30, 1997. Under the current line of credit agreement, the Company is restricted from declaring cash dividends.

4.  Stockholders' Equity

     Private Placement

   On February 12, 1997, the Company completed a private placement offering for $1,250,000 of its securities, which consist of 500,000 units at a price of $2.50 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $3.50 per share. The issued shares and shares underlying the warrants are entitled to registration rights for a period of five years from completion of the offering.

   Stock Option Plan

     In September 1997, the Board of Directors consolidated its previous three stock option plans into one plan and established the Amended 1993 Stock Option Plan (the "Stock Option Plan"). There are currently 600,000 shares of common stock authorized for issuance under the Stock Option Plan, subject to adjustment for such matters as stock splits and stock dividends.

    The Stock Option Plan provides for the grant of incentive stock options, stock appreciation rights and stock awards to eligible participants and may be administered by the Board of Directors or by the Compensation Committee.

    On September 30, 1997, the Company granted a total of 210,000 options with an exercise price of $16.44 to three officers/directors. The options vest ratably over a four year period from the grant date.

    All options granted under the Stock Option Plan expire after five to seven years from the grant date and become exercisable no later than four years from the grant date.

5.  Related Party Transactions

      On April 15, 1997, the Company entered into a consulting agreement with another company owned by certain stockholders to provide services related to strategic planning, public relations, financing and potential acquisition of new products or companies. Under the consulting agreement, the Company must pay an initial fee of $50,000 and $10,000 per month for two years.

6.  Subsequent Event
   The Offering

    In September 1997, the board of directors authorized management of the Company to file a Registration Statement on Form S-1 with the Securities and Exchange Commission permitting the Company to sell up to 1,591,500 shares of common stock to the public (the "Offering"). In conjunction with the offering, the board of directors authorized, subject to stockholder approval, the reincorporation of the Company into Delaware. In connection with the reincorporation, the Company will adopt an Amended and Restated Certificate of Incorporation which provides that the Company will be authorized to issue 2,000,000 shares of $.001 par value preferred stock and 10,000,000 shares of $.001 par value common stock.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
___________________________________________________________________

Results of Operations

The Company's revenues for the third quarter of 1997 increased to $2,497,125, from $1,333,030 for the third quarter of 1996, an increase of approximately 87%. For the first nine months of 1997, the Company's revenues increased to $6,311,490, from $3,878,255 for the first nine months of 1996, an increase of approximately 63%. During the first nine months of 1997, 67% of total revenues resulted from sales to four customers, three of whom were major customers in 1996. Most of the Company's products are sold to OEMs as components for incorporation into products manufactured by them. Demand for the Company's products is affected by demand for the final products manufactured by the OEMs, which is beyond the Company's control. No assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

The Company's gross profit as a percentage of revenues was approximately 39% for the third quarter of 1997, as compared to 45% for the third quarter of 1996. For the nine months ended September 30, 1997, the Company's gross profit as a percentage of revenues was 45%, as compared to 45% for nine months ended September 30, 1996.

Selling, general and administrative expenses for the quarter ended September 30, 1997, increased from $382,970 in 1996, to $668,065 in
1997. For the nine months ended September 30, 1997, selling, general and administrative expenses increased from $1,214,623 in 1996, to $1,726,916 in 1997. Management attributes the increase in these expenses to increased legal expenses and fees associated with the Company's listing on the American Stock Exchange, increased payroll and related employee expenses, insurance, and tax costs.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. During the third quarter of 1997, research and development expenses were $63,749 compared to $114,521 during the third quarter of 1996. Research and development expenses were $521,820 for the first nine months of 1997, compared to $360,335 for the first nine months of 1996. Expenses incurred during the first nine months were for the continued development of new applications of the Company's ultrasound technology, and proprietary products. Management believes investing in research and development will serve the Company's future well, and will continue these expenses for at least the next several quarters.

Operating income for the third quarter of 1997 increased to $230,946, approximately 9% of revenues, from $103,454, approximately 7% of revenues, in 1996. For the nine months ending September 30, operating income increased to $587,550, approximately 9% of revenues, in 1997, from $181,557, approximately 5% of revenues, in 1996.

Net income increased to $128,238, approximately 5% of revenues, in the third quarter of 1997, from $53,163, approximately 4% of revenues, in the third quarter of 1996. Net income increased to $410,763, 7% of revenues, for the first nine months of 1997, from $142,710, approximately 4% of revenues in the first nine months of 1996. The increases in net income during 1997 as compared to 1996 are principally due to increased demand for the Company's products and services, and the mix of product delivered during that period.

As of September 30, 1997 the Company's backlog of customer orders was $7,726,000, compared to $4,357,000 on September
30, 1996. Management estimates that approximately 45% of the backlog will ship before
December 31, 1997.

Liquidity and Capital Resources

During the quarter and nine months ending September 30, 1997, the Company produced $128,238, and $410,763 in net income respectively from operating activities. During the quarter and nine months ending September 30 1996, the Company had net incomes of $53,163 and $142,710 respectively from operating activities. Cash decreased by $1,949,356 for the nine months ending September 30, 1997 as the Company continued to fund an increase in accounts receivable and inventories of work-in process, as well as construction of its new manufacturing facility, and the purchase of new equipment.

The Company's investment in the construction of its new facility and purchases of new research, production, test equipment and tooling was $2,854,004 for the first nine months of 1997. In 1996, the Company negotiated a $2,000,000 Industrial Development Bond to finance the construction of a new 51,000 square foot headquarters and manufacturing facility. On October 29, 1996, the Company completed a transaction in the amount of $50,000 cash and 130,000 shares of unregistered Common Stock of the Company for the purchase of approximately 3.7 acres of land in Salt Lake City, Salt Lake County, Utah, for the purpose of constructing a manufacturing facility.

The Company's working capital at September 30, 1997, was
$3,587,841, compared to $2,403,056 at September 30, 1996.
The increase is primarily attributed to income from operations and the private placement that was completed in February, 1997. The portion of working capital represented by cash at such dates was $135,699 and $473,748, respectively.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

When used in this report, the words "estimate," "believe," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contemplated herein, or otherwise cause the Company's results of operations to be adversely affected in future periods: (i)continued or increased competitive pressures from existing competitors and new entrants; (ii)unanticipated costs related to the Company's growth and operating strategies; (iii)loss or retirement of key members of management; (iv)increase in interest rates of the Company's cost of borrowing, or a default under any material debt agreement; (vi)prolonged labor disruption;
(viii)deterioration in general of regional economic conditions; (ix)adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations;
(x)loss of customers;(xi)adverse determinations in connection with pending or future litigation or other material claims and judgments against the Company; (xii)inability to achieve future sales; and (xiii)the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company.
                           PART II
        OTHER INFORMATION NOT APPLICABLE AT THIS TIME

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K



____________________________________________________________________

                             SIGNATURES
____________________________________________________________________


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZEVEX INTERNATIONAL, INC.


Dated:  November 14, 1997              By   /s/ Dean G. Constantine
Dean G. Constantine, President


                                         By   /s/ Phillip L.
                                         McStotts Phillip L.
                                         McStotts, Secretary
                                         (Principal Financial
                                         Officer)