Form 10-Q/A
period 1997-09-30
ZEVEX INTERNATIONAL INC
filed 1997-11-20
CIK 827056

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


                     ZEVEX INTERNATIONAL, INC.
                     STATEMENTS OF OPERATIONS


              For three  For three  For nine  For nine
              months      months     months    months
              ended       ended      ended     ended
              9/30/96   9/30/97     9/30/96    9/30/97
             (unadited) (unaudited) (unaudited)
Revenue:
Product
sales      $1,205,674  $2,437,734  $3,513,581  $5,534,205
Engineering
sales         127,356      59,391     364,674     777,285
Cost of
sales         732,085   1,534,365   2,121,740   3,475,154
Gross
profit        600,945     962,760   1,756,515   2,836,336
Operating expenses:
  General
  and
  administra-
  tive       261,332      473,105     83,115    1,198,499
  Selling
  and
  marketing  121,638      194,960    381,508      528,417
  Research and
  development 114,521      63,749    360,335      521,870

Total operating
expenses     497,491      731,814  1,574,958    2,248,786

Operating
income        103,454     230,946    181,557      587,550
Other income (expense):
  Interest
  income        8,078       4,532     35,804       66,367
  Interest
  expense          --    (18,918)         --     (56,381)
  Unrealized gain on
  marketable
  securities       --      7,812          --        7,812
Income before
provision for
income
taxes         111,532    224,372     217,361      605,348
Provision for
taxes        (58,369)   (96,134)    (74,651)    (194,585)
Net
income        $53,163   $128,238    $142,710     $410,763
Income per
share         $   .04   $    .06    $    .10     $    .18
Weighted
average shares
outstanding 1,365,716  2,063,826   1,365,716    2,315,802


                  ZEVEX INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Nine months ended
                                            September 30,
                                       1996             1997
                                    (unaudited)
Cash flows from operating activities

Net income                     $     142,710   $      410,763

Adjustments to reconcile net income to
net cash
  provided by operating activities:
   Depreciation and amortization     156,570          177,021
   Benefit for deferred
   income taxes                           --        (152,006)
   Unrealized gain on marketable
   securities                             --          (7,812)
   Changes in operating assets
   and liabilities:
    Increase in restricted
    cash for sinking
    fund payment on industrial
    development bond                      --         (50,306)
    Decrease (increase) in accounts
    receivable                       346,859        (405,490)
    Increase in inventories        (664,780)      (1,996,798)
    Increase in deferred
    offering costs                    --           (154,694)
    (Increase) decrease
    in  prepaid expenses        (48,348)              37,744
    Decrease in other
    assets                           --                2,734
    Increase in
    accounts payable            153,042              516,124
    Increase in
    accrued liabilities           5,932              150,706
    (Decrease) increase in
    income taxes payable       (58,735)              267,379
Net  cash provided by
(used in) operating
activities                      33,250           (1,204,635)
Cash flows from investing activities
Purchase of
property and equipment       (429,835)           (2,854,004)
Addition of patents
and trademarks                     --               (29,584)
Net cash used in
investing activities        (429,835)            (2,883,588)
Cash flows from financing activities
Proceeds from issuance
of common stock                   --               1,498,975
Proceeds from bank
line of credit                    --                 700,000
Repayment of bank
line of credit                    --                (60,108)
Net cash provided by
financing activities              --               2,138,867
Net decrease in cash
and cash equivalents       (396,585)             (1,949,356)
Cash  and cash equivalents
at beginning of
period                      870,333                2,085,055
Cash and cash equivalents
at end of period       $    473,748              $   135,699


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