Form 10-K
period 1997-12-31
ZEVEX INTERNATIONAL INC
filed 1998-03-31
CIK 827056

22

                      US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997


                         Commission file number 33-19583


                            ZEVEX INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                              87-0462807
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                              4314 ZEVEX Park Lane
                           Salt Lake City, Utah 84123

              (Address of principal executive offices and zip code)

         Issuer's telephone number, including area code: (801) 264-1001

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                                       Name of each
   Title of each class                          Exchange on which registered
Capital stock, par value $0.001 per share          American Stock Exchange

   Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:
X No:

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K: X

         The aggregate market value of the Company's voting stock held by nonaffiliates computed with reference to the closing price as quoted on the American Stock Exchange on March 24, 1998 was approximately $22,504,884.

        The number of shares outstanding of the Company's Common Stock as of March 24, 1998 was 3,294,476.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's 1997 Annual Report to Stockholders for the fiscal year ended December 31, 1997, are incorporated by reference in Parts I, II and IV of this Form 10-K to the extent stated herein. Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 1998, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

Part I
   Item 1 - BUSINESS ......................................................    4
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS .........................    4
   Item 2 - PROPERTIES ....................................................   18
   Item 3 - LEGAL PROCEEDINGS .............................................   18
   Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........   18

Part II
   Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS ................................   18
   Item 6 - SELECTED FINANCIAL DATA .......................................   19
   Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ........................   19
   Item 7 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                MARKET RISK ...............................................   19
   Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................   19
   Item 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE ....................   19

Part III
   Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ..............   19
   Item 11 - EXECUTIVE COMPENSATION .......................................   19
   Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT ..........................................   20
   Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............   20

Part IV
   Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K ...............................................................   21
   Item 14(c) - INDEX TO EXHIBITS .........................................   22

SIGNATURES ................................................................   23

PART I

ITEM 1.           BUSINESS

         Except for the section below entitled "CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS," the information required by this item is included under "Business" in the Company's 1997 Annual Report to Stockholders.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

         The disclosure and analysis set forth herein and in the Company's 1997 Annual Report to Shareholders contain certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations or forecasts of future events such as new products, product approvals, revenues and financial performance. These statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "plans," "expects," "will" and other words and phrases of similar meaning. In all cases, a broad variety of risks and uncertainties, both known and unknown, as well as inaccurate assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, no forward-looking statement can be guaranteed.
Actual future results may vary materially.

         The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its subsequent filings pursuant to the Securities
Exchange Act of 1934. Furthermore, as permitted by the Private Securities Litigation Reform Act of 1995, the Company provides these cautionary statements identifying factors that could cause the Company's actual results to differ materially from expected and historical results. It is not possible to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

Dependence on Major Customers

         The Company's revenues historically have been, and for a substantial period of time in the future likely will be, largely derived from the sale of its design and manufacturing services to a small number of major customers. During the 1993, 1994, and 1995 fiscal years, the Company had two major customers, Allergan, Inc., and Alaris Medical Systems, Inc., (formerly IVAC Corporation), who together accounted for more than 50% of the Company's sales. In 1996, these two customers plus a third customer, Paradigm Medical Inc., accounted for approximately 66% of sales. These three customers each accounted for more than ten percent of the Company's total sales in 1996. During the1997 fiscal year, 16% of sales were from Allergan, 25% of sales were from Paradigm, and 26% were from Alaris. No assurances can be given that such customers will continue to do business with the Company or that the volume of their orders for the Company's devices will increase or remain constant. The loss of any of such major customers, or a significant reduction in the volume of their orders for the Company's devices, will have a material adverse impact on the Company's operations. In addition, if one or more of these customers were to seek and obtain price discounts from the Company for the Company's devices, the resulting lower gross margins on those devices would have a material adverse effect on the Company's overall results of operations. If any customer with which the Company does a substantial amount of business were to encounter financial distress, the customer's lateness, unwillingness, or inability to pay its obligations to the Company could result in a material adverse effect on the Company's results of operations and financial condition.

Risk Factors Relating to the Company's Customers

         At the present time, and for a substantial period of time in the future, the Company's success will depend largely on the success of the customers for its manufacturing services and on the medical devices designed and manufactured by the Company for those customers. Any unfavorable developments or adverse effects on the sales of those devices or such customers' businesses, results of operations, or financial position could have a corresponding adverse effect on the Company. In addition, the Company sells certain types of medical devices to multiple customers and to the extent there is an unfavorable development affecting the sales of any such type of device generally, the adverse effect of such development on the Company would be more substantial than that presented by the decline in sales to a single customer for such type of device. The Company believes that its design and manufacturing customers and their devices (and the Company indirectly) are generally subject to the following risks:

         Competitive Environment. The medical products industry is highly competitive and subject to significant technological change. Participation in the industry requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. The medical products industry consists of numerous companies, ranging from start-up to well-established companies. Many of the Company's customers have a limited number of products, and some market only a single product. As a result, any adverse development with respect to these customers' products may have a material adverse effect on the business and financial condition of such customer, which may adversely affect that customer's ability to purchase and pay for its products manufactured by the Company. The competitors and potential competitors of the Company's customers may succeed in developing or marketing technologies and products that will be preferred in the marketplace over the devices manufactured by the Company for its customers or that would render its customers' technology and products obsolete or noncompetitive. In addition, other competitors may develop alternative treatments or cures so that the need for the products manufactured by the Company could be reduced or eliminated.

         Emerging Technology Companies. A significant number of the Company's customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staffs, and facilities, and substantially greater experience in developing new products, obtaining regulatory approvals, and manufacturing and marketing medical products. Approximately five customers, representing 15% of the Company's revenues in fiscal year 1997, were, in management's opinion, emerging medical technology companies. These customers may not be successful in launching and marketing their products, or may not respond to pricing, marketing, or other competitive pressures or the rapid technological innovation demanded by the marketplace and, as a result, may experience a significant drop in product revenues which would have a material adverse effect on the Company's business, results of operations, and financial condition.

     Customer  Regulatory  Compliance.  The Food and  Drug  Administration  (the
"FDA") regulates many of the devices manufactured by the Company under the Federal Food, Drug and Cosmetic Act, as amended , which requires certain clearances from the FDA before new medical products can be marketed. As a prerequisite to any introduction of a new device into the medical marketplace, the Company's customers must obtain necessary product clearances from the FDA or other regulatory agencies with applicable jurisdiction. There can be no assurance that the Company's customers will obtain such clearances on a timely basis, if at all.

         Certain medical devices manufactured by the Company may be subject to the need to obtain FDA clearance of a premarket approval ("PMA") application, which requires substantial preclinical and clinical testing and may cause delays and prevent introduction of such devices. Currently, at least two of the Company's customers are seeking or plan to seek a PMA for devices to be manufactured by the Company. Other devices can be marketed without a PMA, but only by establishing in a 510(k) premarket notification "substantial equivalence" to a predicate device. FDA clearance to market regulations depend heavily on administrative interpretations, which may change retroactively and may create additional barriers that prevent or delay the introduction of a product. The process of obtaining a PMA or a 510(k) clearance could delay the introduction of a product. A PMA for a product could be denied altogether if clinical testing does not establish that the product is safe and effective. A 510(k) premarket notification may also need to contain clinical data. Clinical testing must be performed in accordance with the FDA's regulations. A customer's failure to comply with the FDA's requirements can result in the delay or denial of its PMA. Delays in obtaining a PMA are frequent and could result in delaying or canceling customer orders to the Company. Many products never receive a PMA. Similarly, 510(k) clearance may be delayed, and in some instances, 510(k) clearance is never obtained.

         Once a product is in commercial distribution, discovery of product problems or failure to comply with regulatory standards may result in restrictions on the product's future use or withdrawal of the product from the market despite prior governmental clearance. Additionally, once FDA clearance is obtained, a new clearance in the form of a PMA supplement may be needed to modify the device, its intended use, or its manufacturing. There can be no assurance that product recalls, product defects, or modification or loss of necessary regulatory clearance will not occur in the future. The delays and potential product cancellations inherent in the development, regulatory clearance, commercialization, and ongoing regulatory compliance of products manufactured by the Company for its customers may have a material adverse effect on the Company's business, reputation, results of operations, and financial condition.

         Sales of the Company's medical products outside the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain clearance for sale in foreign countries may be longer or shorter than that required for FDA clearance, and the requirements may differ. The FDA also regulates the sale of exported medical devices, although to a lesser extent than devices sold in the United States. For medical products exported to countries in Europe, the Company anticipates that its customers will want their products to qualify for distribution under the "CE Mark." The CE Mark is a designation given to products which comply with certain European Economic Area policy directives and therefore may be freely traded in almost every European country. Commencing in 1998, medical product manufacturers will be required to obtain certifications necessary to enable the CE Mark to be affixed to medical products they manufacture for sale throughout the European Community. In addition, the Company's customers must comply with other laws generally applicable to foreign trade, including technology export restrictions, tariffs, and other regulatory barriers. There can be no assurance that the Company's customers will obtain all required clearances or approvals for exported products on a timely basis, if at all. Failure or delay by the Company's customers in obtaining the requisite regulatory approvals for exported instruments manufactured by the Company may have a material adverse effect on the Company's business, results of operations, and financial condition.

         Medical devices manufactured by the Company and marketed by its customers pursuant to FDA or foreign clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state and foreign regulatory agencies. Regulatory requirements may include significant limitations on the indicated uses for which the product may be marketed. FDA enforcement policy prohibits the marketing of approved medical products for unapproved uses. The Company's customers control the marketing of their products, including representing to the market the approved uses of their products. If a customer engages in prohibited marketing practices, the FDA or another regulatory agency with applicable jurisdiction could intervene, possibly resulting in marketing restrictions, including prohibitions on further product sales, or civil or criminal penalties, which could have a material adverse effect on the Company's business, the results of operations, and financial condition.

         Changes in existing laws and regulations or policies could adversely affect the ability of the Company's customers to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the customer's business, results of operations, and financial condition, which, in turn, could affect adversely the Company's business, results of operations, and financial condition. There can be no assurance that a customer of the Company, or the Company, will not be required to incur significant costs to comply with laws and regulations in the future, or that such customer or the Company will be able to comply with such laws and regulations, or that compliance with such laws and regulations will not have a material adverse effect on the Company's business, results of operations, and financial condition.

         Uncertain Market Acceptance of Products. There can be no assurance that the products created for the Company's customers will gain any significant market acceptance and market share among physicians and other health care providers, patients, or health care payors, even if required regulatory approvals are obtained. Market acceptance may depend on a variety of factors, including educating health care providers regarding the use of a new product or procedure, overcoming objections to certain effects of the product or its related treatment regimen, and convincing health care payors that the benefits of the product and its related treatment regimen outweigh its costs. Market acceptance and market share are also affected by the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company's customers can develop products, gain regulatory approval and reimbursement acceptance, and supply commercial quantities of the product to the market are expected to be important factors in market acceptance and market share. Some of the Company's customers, especially emerging medical technology companies, have limited or no experience in marketing their products and have not made marketing or distribution arrangements for their products. The Company's customers may be unable to establish effective sales, marketing, and distribution channels to successfully commercialize their products. The failure by the Company's customers to gain market acceptance of their products could have a material adverse effect on the Company's business, results of operations, and financial conditions.

         Product Obsolescence. Rapid change and technological innovation characterize the marketplace for medical products. As a result, the Company and its customers are subject to the risk of product obsolescence, whether from prolonged development or government approval cycles or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's product was designed is no longer an element of a generally accepted diagnostic or treatment regimen. Any development adversely affecting the market for a product manufactured by the Company would result in the Company's having to reduce production volumes or to discontinue manufacturing the product, which could have a material adverse effect on the Company's business, results of operations, and financial condition.

         Customers' Future Capital Requirements. Many of the Company's customers, especially the emerging medical technology companies, are not profitable and may have little or no revenues, but they have significant working capital requirements. Such customers may be required to raise additional funds through public or private financings, including equity financings. Adequate funds for their operations may not be available when needed, if at all. Insufficient funds may require a customer to delay development of a product, clinical trials (if required), or the commercial introduction of the product or prevent such commercial introduction altogether. Depending on the significance of a customer's product to the Company's revenues or profitability, any adverse effect on a customer resulting from insufficient funding could result in a material adverse effect on the Company's business, results of operations, and financial condition.

         Uncertainty of Third-Party Reimbursement. Sales of many of the devices manufactured by the Company will be dependent in part on availability of adequate reimbursement for those instruments from third-party health care payors, such as government and private insurance plans, health maintenance organizations, and preferred provider organizations. Third-party payors are increasingly challenging the pricing of medical products and services. There can be no assurance that adequate levels of reimbursement will be available to enable the Company's customers to achieve market acceptance of their products. Without adequate support from third-party payors, the market for the products of the Company's customers may be limited.

         Nonmedical Customers. While the Company presently does not have any significant nonmedical customers, the Company may in the future perform significant design and manufacturing work for such parties. Nonmedical customers are subject to general business risks, such as competition, market acceptance of their products, capital requirements, and credit risks. The Company's future nonmedical customers may operate in highly competitive industries in which their products compete on price, quality, and product enhancements and are subject to risks of technological obsolescence. As a result, sales to nonmedical customers may be volatile and subject to risks of cancellation. Any unfavorable development experienced by such future nonmedical customers, whether of a general nature or a specific risk not anticipated by the Company, could have a material adverse effect on the Company's business, results of operations, and financial condition.

Uncertainty of Market Acceptance of Out-Sourcing Manufacturing of Medical Instruments

         The Company believes that the market for out-sourcing the design and manufacture of advanced medical products for medical technology companies is in its early stages. Many of the Company's potential customers have internal design and manufacturing facilities. The Company's engineering and manufacturing activities require that customers provide the Company with access to their proprietary technology and relinquish the control associated with internal engineering and manufacturing. As a result, potential customers may decide that the risks of out-sourcing engineering or manufacturing are too great or exceed the anticipated benefits of out-sourcing. In addition, medical technology companies that have previously made substantial investments to establish design and manufacturing capabilities may be reluctant to out-source those functions. If the medical technology industry generally, or any significant existing or potential customer, concludes that the disadvantages of out-sourcing manufacturing outweigh the advantages, the Company could suffer a substantial reduction in the size of one or more of its current target markets, which could have a material adverse effect on its business, results of operations, and financial condition.

Competition in Out-Sourcing Manufacturing of Medical Instruments

         The Company faces competition from design firms and other manufacturers that operate in the medical technology industry. Many competitors have substantially greater financial, research, and resources than the Company. Also, manufacturers focusing in other industries may decide to enter into the medical technology industry. Competition from any of the foregoing sources could place pressure on the Company to accept lower margins on its contracts or lose existing or potential business, which could result in a material adverse effect on the Company's business, results of operations, and financial condition. To remain competitive, the Company must continue to provide and develop technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, and compete favorably on the basis of price. There can be no assurance that the Company will be able to compete favorably with respect to these factors.

Early Termination of Agreements

         The Company's agreements with major customers generally permit the termination of the agreements before expiration thereof if certain events occur that are materially adverse to the design, development, manufacture or sale of the product. Examples of such events include the failure to obtain or the withdrawal of regulatory clearance, or an alteration of regulatory clearance that is materially adverse to the customer or which prohibits or interferes with the manufacture or sale of the products. The performance of agreements with major customers may be suspended or excused, if certain conditions, generally beyond the control of the customer or the Company (so-called force majeure events), cause the failure or delay of performance. Such early termination could have a material adverse affect on the Company's business, results of operations, and financial condition, including in certain instances the transfer of manufacturing know-how to the customer.

Risk Factors in Marketing the Company's Proprietary Products

         In producing and marketing its own proprietary devices, the Company faces many of the same risks that its design/manufacturing customers face. As discussed above with respect to its customers, such risks include:

     The medical products industry is highly competitive. A significant number of the Company's competitors have substantially greater capital resources, research and development staffs, and facilities, and substantially greater experience in developing new products, obtaining regulatory approvals, and manufacturing and marketing medical products. Competitors may succeed in marketing products preferable to the Company's products or rendering the Company's products obsolete.

     The medical products industry is subject to significant technological change and requires ongoing investment to keep pace with technological development, quality, and regulatory requirements. In order to compete in this marketplace, the Company will be required to make ongoing investment in research and development with respect to its existing and future products.

     The Company is subject to substantial risks involved in developing and marketing products regulated by the FDA and comparable foreign agencies. There can be no assurance that the Company will obtain the necessary FDA or foreign clearances on a timely basis, if at all. As discussed above, commercialized medical products are subject to further regulatory restrictions, which may adversely affect the Company. Changes in existing laws and regulations or policies could adversely affect the ability of the Company to comply with regulatory requirements. The delays and potential product cancellations inherent in obtaining regulatory approval and maintaining regulatory compliance of products manufactured by the Company may have a material adverse effect on the Company's business, reputation, results of operations, and financial condition.

     There can be no assurance that the Company's products will gain any significant market acceptance among physicians and other health care providers, patients, or health care payors, even if required regulatory approvals are obtained.

     Revenues for many of the devices manufactured by the Company may be dependent in part on availability of adequate reimbursement for those devices from third-party health care payors, such as government and private insurance plans. There is no assurance that the levels of reimbursements offered by third-party payors will be sufficient to achieve market acceptance of the Company's products. The Company may not be successful in launching and marketing its own proprietary devices, or may not respond to pricing, marketing, or other competitive pressures or the rapid technological innovation demanded by the marketplace and, as a result, may experience a significant drop in its product revenues, which could have a material adverse effect on the Company's business, results of operations, and financial condition.
Regulatory Compliance for Manufacturing Facilities

         Applicable law requires that the Company comply with the FDA's detailed good manufacturing practices ("GMP") regulations for the manufacture of medical devices. The FDA monitors compliance with its GMP regulations by subjecting medical product manufacturers to periodic FDA inspections of their manufacturing facilities. To ensure compliance with GMP requirements, the Company expends significant time, resources, and effort in the areas of training, production, and quality assurance. In addition, the FDA typically inspects a manufacturer of a PMA device before approving a PMA. The failure to pass such an inspection could result in delay in approving a PMA. The Company is also subject to other regulatory requirements and may need to submit reports to the FDA relating to certain types of adverse events. Failure to comply with GMP regulations or other applicable legal requirements can lead to warning letters, seizure of violative products, injunctive actions brought by the U.S. government, and potential civil or criminal liability on the part of the Company and of the officers and employees who are responsible for the activities that lead to any violation. In addition, the continued sale of any instruments manufactured by the Company may be halted or otherwise restricted. Any such actions could have a material adverse effect on the willingness of customers and prospective customers to do business with the Company. In order for the Company's instruments to be exported and for the Company and its customers to be qualified to use the CE Mark for sales into the European Economic Area, the Company maintains International Organization for Standardization ("ISO") 9001/EN 46001 certification, which subjects the Company's operations to periodic surveillance audits. The ultimate regulatory risks present in manufacturing products for markets governed by these standards are currently substantially similar to those posed by GMP regulations. There can be no assurance that the Company's manufacturing operations will be found to comply with GMP regulations, ISO standards, or other applicable legal requirements or that the Company will not be required to incur substantial costs to maintain its compliance with existing or future manufacturing regulations, standards, or other requirements. Any such noncompliance or increased cost of compliance could have a material adverse effect on the Company's business, results of operations, and financial condition.

         The Company is also subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. While the Company has not been the subject of any material proceeding concerning such laws, and believes it is currently in compliance with such laws in all material respects, there can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future, or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business. Changes in existing requirements or adoption of new requirements or policies could affect adversely the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, results of operations, and financial condition.

Product Development

         The success of the Company will depend to a significant extent upon its ability to enhance and expand on its current offering of proprietary products and to develop and introduce additional innovative products that gain market acceptance. While the Company maintains research and development programs and has established a Technical Advisory Board to assist it, there is no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products on a timely or cost-effective basis. Moreover, the Company may encounter technical problems in connection with its efforts to develop or introduce new products or product enhancements. Some of the devices currently under consideration by the Company (as well as devices of some of its customers) will require significant additional development, pre-clinical testing and clinical trials and related investment prior to their commercialization. There can be no assurance that such devices will be successfully developed, prove to be safe or efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed. The failure of the Company to develop or introduce new products or product enhancements that achieve market acceptance on a timely basis could have a material adverse effect on the Company's business, results of operations, and financial condition.

Design and Manufacturing Process Risks

         While the Company has substantial experience in designing and manufacturing devices, the Company may still experience technical difficulties and delays with the design and manufacturing of its or its customer's products. Such difficulties could cause significant delays in the Company's production of products and have a material adverse effect on the Company's revenues. In some instances, payment by a manufacturing customer is dependent on the Company's ability to meet certain design and production milestones in a timely manner. Also, some major contracts can be canceled if purchase orders thereunder are not completed when due. Potential difficulties in the design and manufacturing process that could be experienced by the Company include difficulty in meeting required specifications, difficulty in achieving necessary manufacturing efficiencies, and difficulties in obtaining materials on a timely basis. Such design and manufacturing difficulties could have a material adverse effect on the Company's business, results of operations, and financial condition.

Expansion of Marketing; Limited Distribution

         The Company currently has a limited domestic direct sales force consisting of eight individuals, complemented by a network of independent manufacturing representatives. The Company anticipates that it will need to increase its marketing and sales capability significantly to more fully cover its target markets, particularly as additional proprietary devices become commercially available. There can be no assurance that the Company will be able to compete effectively in attracting and retaining qualified sales personnel or independent manufacturing representatives as needed. There can be no assurance that the Company or its independent manufacturing representatives will be successful in marketing or selling the Company's services and products. The Company's ability to sell its devices in certain areas may depend on alliances with independent manufacturing representatives. There can be no assurance that the Company will be able to identify and obtain suitable independent manufacturing representatives in desirable markets.

Product Recalls

         If a device that is designed or manufactured by the Company is found to be defective, whether due to design or manufacturing defects, to improper use of the product, or to other reasons, the device may need to be recalled, possibly at the Company's expense. Furthermore, the adverse effect of a product recall on the Company might not be limited to the cost of a recall. For example, a product recall could cause a general investigation of the Company by applicable regulatory authorities as well as cause other customers to review and potentially terminate their relationships with the Company. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues, and a diminution of the Company's reputation, each of which would have a material adverse effect on the Company's business, results of operations, and financial condition.

Risk of Product Liability

         The manufacture and sale of products, and especially medical products, entails an inherent risk of product liability. The Company does maintain product liability insurance with limits of $1 million per occurrence and $2 million in the aggregate. There can be no assurance that such insurance is adequate to cover potential claims or that the Company will be able to obtain product liability insurance on acceptable terms in the future or that any product liability insurance subsequently obtained will provide adequate coverage against all potential claims. Such claims may be large in the medical products area where product failure may result in loss of life or injury to persons. A successful claim brought against the Company in excess of its insurance coverage, or any material claim for which insurance coverage was denied or limited, could have material adverse effect on the Company's business, results of operations, and financial condition. Additionally, the Company generally provides a design defect warranty and in some instances indemnifies its customers for failure to conform to design specifications and against defects in materials and workmanship. Any substantial claim against the Company under such warranties or indemnification could have a material adverse effect on the Company's business, results of operations, and financial condition.

Potential Inability to Sustain and Manage Growth

         The Company's need to manage its growth effectively will require it to continue to implement and improve its operational, financial, and management information systems, to develop its managers' and project engineers' management skills, and to train, motivate, and manage its employees. The Company must also be able to attract and retain a sufficient number of suitable employees to sustain its growth. If the Company cannot keep pace with the growth of its customers, it may lose customers and its growth may be limited.

Dependence Upon Management

         The Company is substantially dependent upon its key managerial, technical, and engineering personnel, particularly its three executive officers, Dean G. Constantine, Chief Executive Officer and President, David J. McNally, Vice President and Marketing Director, and Phillip L. McStotts, Chief Financial Officer and Secretary/Treasurer. The Company must also attract and retain highly qualified engineering, technical, and managerial personnel. Competition for such personnel is intense, the available pool of qualified candidates is limited, and there can be no assurance that the Company can attract and retain such personnel. The loss of its key personnel could have a material adverse effect on the Company's business, results of operations, and financial condition. None of the Company's key personnel have an employment agreement with the Company.

         The Company carries key-man life insurance on the lives of its Chief Executive Officer, Chief Financial Officer, and Vice President in the amount of $500,000 each. No assurances can be given that such insurance would provide adequate compensation to the Company in the event of the death of such key employee.

Patent Protection

         As of December 31, 1997, the Company held six U.S. patents on devices developed by the Company. Such patents disclose certain aspects of the Company's technologies and there can be no assurance that others will not design around the patent and develop similar technology. The Company believes that its devices and other proprietary rights do not infringe any proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

Control by Management and Certain Major Shareholders

         As of March 24, 1998, the current executive officers and directors of the Company, together with those persons who are the beneficial owners of more than 5% of the Company's Common Stock, will beneficially own or have voting control over approximately 35% of the outstanding Common Stock. Accordingly, these individuals have the ability to influence the election of the Company's directors and most corporate actions. This concentration of ownership, together with other provisions in the Company's charter and applicable corporate law, may also have the effect of delaying, deterring, or preventing a change in control of the Company.

Suppliers and Shortages of Component Parts

         The Company relies on third-party suppliers for each of the component parts used in manufacturing its customers' devices. Although component parts are generally available from multiple suppliers, certain component parts may require long lead times, and the Company may have to delay the manufacture of customer devices from time to time due to the unavailability of certain component parts. In addition, even if component parts are available from an alternative supplier, the Company could experience additional delays in obtaining component parts if the supplier has not met the Company's vendor qualifications. Component shortages for a particular device may adversely affect the Company's ability to satisfy customer orders for that device. Such shortages and extensions of production schedules may delay the recognition of revenue by the Company and may in some cases constitute a breach of a customer contract, which may have a material adverse effect on the Company's business, results of operations, and financial condition. If shortages of component parts continue or if additional shortages should occur, the Company may be forced to pay higher prices for affected components or delay manufacturing and shipping particular devices, either of which could adversely affect subsequent customer demand for such devices and the Company's business, results of operations, and financial condition.

Customer Conflicts

         The medical technology industry reflects vigorous competition among its participants. As a result, its customers sometimes require the Company to enter into noncompetition agreements that prevent the Company from manufacturing instruments for its customers' competitors. For example, the Company has agreed with one customer not to manufacture certain devices for laser cataract surgery for any other customer or potential customer. Such restrictions generally apply during the term of the customer's manufacturing contract and, in some instances, for a period following termination of the contract. If the Company enters into a noncompetition agreement, the Company may be adversely affected if its customer's product is not successful and the Company must forgo an opportunity to manufacture a successful instrument for such customer's competitor. Any conflicts among its customers could prevent or deter the Company from obtaining contracts to manufacture successful instruments, which could result in a material adverse effect on its business, results of operations and financial condition.

Future Capital Requirements

         The Company believes that its existing capital resources and amounts available under the Company's existing bank line of credit, will satisfy the Company's anticipated capital needs for the next three years (depending primarily on the Company's growth rate and its results of operations). The commercialization of proprietary products, which is an element of the Company's growth strategy, would require increased investment in working capital and could therefore shorten this period. Thereafter, the Company may be required to raise additional capital or increase its borrowing capacity, or both. There can be no assurance that alternative sources of equity or debt will be available in the future or, if available, will be on terms acceptance to the Company. Any additional equity financing would result in additional dilution to the Company's shareholders. If adequate funds are not available, the Company's business, results of operations, and financial condition could be materially adversely affected.

Reliance on Efficiency of Distribution and Third Parties

         The Company believes its financial performance is dependent in part on its ability to provide prompt, accurate, and complete services to its customers on a timely and competitive basis. Accordingly, delays in distribution in its day-to-day operations or material increases in its costs of procuring and delivering products could have an adverse effect on the Company's results of operations. Any failure of either its computer operating system or its telephone system could adversely affect its ability to receive and process customer's orders and ship products on a timely basis. Strikes or other service interruptions affecting Federal Express Corporation, United Parcel Service of America, Inc., or other common carriers used by the Company to receive necessary components or other materials or to ship its products also could impair the Company's ability to deliver products on a timely and cost-effective basis.

Volatility of Revenues and Product Mix

     The Company's annual and quarterly operating results are affected by a number of factors, including the volume and timing of customer orders, which vary due to (i) variation in demand for the customer's products as a result of, among other things, product life cycles, competitive conditions, and general economic conditions, (ii) the customer's attempt to balance its inventory, (iii) the customer's need to adapt to changing regulatory conditions and requirements, and (iv) changes in the customer's manufacturing strategy. Technical difficulties and delays in the design and manufacturing processes may also affect such results. The foregoing factors may cause fluctuations in revenues and variations in product mix, which could in turn cause fluctuations in the Company's gross margin. Under the terms of the Company's contracts with many of its customers, the customers have broad discretion to control the volume and timing of product deliveries. Further, the Company's contracts with its customers typically have no minimum purchase requirements. As a result, production may be reduced or discontinued at any time. Therefore, it is difficult for the Company to forecast the level of customer orders with certainty, making it difficult to schedule production and maximize manufacturing capacity. Other factors that may adversely affect the Company's annual and quarterly results of operations include inexperience in manufacturing a particular instrument, inventory shortages or obsolescence, labor costs or shortages, low gross margins on design projects, an increase in design revenues as a percentage of total revenues, price competition, and regulatory requirements. Because the Company's business organization and its related cost structure anticipate supporting a certain minimum level of revenues, the Company's limited ability to adjust its short term cost structure would compound the adverse effect of any significant revenue reduction. Any one of these factors or a combination thereof could result in a material adverse effect on the Company's business, results of operations, and financial condition.

Uncertain Protection of Intellectual Property

     To maintain the secrecy of its proprietary information, the Company relies on a combination of trade secret laws and internal security procedures. The Company typically requires its employees, consultants, and advisors to execute confidentiality and assignment of inventions agreements. There can be no assurance, however, that the common law, statutory, and contractual rights on which the Company relies to protect its intellectual property and confidential and proprietary information will provide it with adequate or meaningful protection. Third parties may independently develop products, techniques, or information that are substantially equivalent to the products, techniques, or information that the Company considers proprietary. In addition, proprietary information regarding the Company could be disclosed in a manner against which the Company has no meaningful remedy. Disputes regarding the Company's intellectual property could force the Company into expensive and protracted litigation or costly agreements with third parties. An adverse determination in a judicial or administrative proceeding or failure to reach an agreement with a third party regarding intellectual property rights could prevent the Company from manufacturing and selling certain of its products. Any of the foregoing circumstances could have a material adverse effect on the Company's business, results of operations, or financial condition.

Limited Market for Common Stock

     Historically, the market for the Company's Common Stock has been limited due to the relatively low trading volume and the small number of brokerage firms acting as market makers. In May 1997, the Company's Common Stock was listed for trading on the American Stock Exchange, which has increased the market for the Common Stock. No assurance can be given, however, that the market for the Common Stock will continue or increase, or that the prices in such market will be maintained at their present levels.
Possible Volatility of Stock Price

         Announcements of technological innovations for new commercial devices by the Company or its competitors, developments concerning the Company's proprietary rights, or the public concern as to safety of its devices may have a material adverse impact on the Company's business and on the market price of its Common Stock, particularly as the Company expands its efforts to become a medical technology company that manufactures and markets its own proprietary devices. The market price of the Company's Common Stock may be volatile and may fluctuate based on a number of factors, including significant announcements by the Company and its competitors, quarterly fluctuations in the Company's operating results, and general economic conditions and conditions in the medical technology industry. In addition, in recent years the stock market has experienced extreme price and volume fluctuations, which have had a substantial effect on the market prices for many medical-technology companies and are often unrelated to the operating performance of such companies.

Issuance of Additional Shares for Acquisition or Expansion

     Any future major acquisition or expansion of the Company may result in the issuance of additional common shares or other stocks or instruments that may be authorized without shareholder approval. The issuance of subsequent securities may also result in substantial dilution in the percentage of the Common Stock held by existing shareholders at the time of any such transaction. Moreover, the shares or warrants issued in connection with any such transaction may be valued by the Company's management based on factors other than the trading price on the American Stock Exchange.

Dividends

     While the Company has declared one stock dividend in its history, it has never paid a cash dividend and there can be no assurance that the Company will pay a dividend on Common Stock in the future. Any future cash dividends will depend on earnings, if any, the Company's financial requirements, and other factors. The Company's management does not currently intend to pay any cash dividends in the foreseeable future. Additionally, the Company is restricted from declaring any cash dividends under its current line of credit arrangement.

Impact  of  Anti-Takeover  Measures;   Possible  Issuance  of  Preferred  Stock;
Classified Board

         Certain Provisions of the Company's Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may have the effect of preventing, discouraging, or delaying a change in the control of the Company and may maintain the incumbency of the Board of Directors and management. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Pursuant to the Company's Certificate of Incorporation, the Board of Directors is authorized to fix the rights, preferences, privileges, and restrictions, including voting rights, of unissued shares of the Company's Preferred Stock and to issue such stock without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to and may be adversely affected by the rights of the holders of any Preferred Stock that may be created and issued in the future. In addition, stockholders do not have the right to cumulative voting for the election of directors. Furthermore, the Company's Certificate and Bylaws provide for a staggered board whereby only one-third of the total number of directors are replaced or re-elected each year. The Certificate also provides that the provisions of the Certificate relating to number, vacancies, and classification of the Board of Directors may only be amended by a vote of at least 66 2/3% of the shareholders. Finally, the Bylaws provide that special meetings of the stockholders may only be called by the President of the Company or pursuant to a resolution adopted by a majority of the Board of Directors.

         The  Company  is  subject  to  Section  203  of  the  Delaware  General
Corporation Law ("Section 203"), which restricts certain transactions and business combinations between a corporation and an "Interested Stockholder" owning 15% or more of the corporation's outstanding voting stock for a period of three years from the date the stockholder becomes an Interested Stockholder. Subject to certain exceptions, unless the transaction is approved in a prescribed manner, Section 203 prohibits significant business transactions such as a merger with, disposition of assets to, or receipt of disproportionate financial benefits by the Interested Stockholder, or any other transactions that would increase the Interested Stockholder's proportionate ownership of any class or series of the corporation's stock.

Foreign Exchange, Currency, and Political Risk

         The Company's international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, nationalization, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements, other restrictive government actions such as capital regulations, and natural disasters. The Company is also exposed to foreign currency exchange rate risk inherent in its foreign sales commitments and anticipated foreign sales because the prices charged for its products are denominated in U.S. dollars. Consequently, the Company's foreign sales commitments and anticipated sales could be adversely affected by an appreciation of the U.S. dollar relative to other currencies, which in turn could have an adverse material effect on the Company's consolidated financial position, results of operations and the amount and timing of cash flows.

Year 2000

         Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

ITEM 2.           PROPERTIES

         The information required by this item is included under "Properties and Facilities" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 3.           LEGAL PROCEEDINGS

         The  information  required  by  this  item  is  included  under  "Legal
Proceedings" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The information required by this item is included under "Submission of Matters to a Vote of Security Holders" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this item is included under "Market for Common Stock" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.                    SELECTED FINANCIAL DATA

         The information required by this item is included under "Selected Financial Data" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                           MARKET RISK

         Not Applicable.



ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The  information  required by this item is  included  in the  Financial
Section in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item is included under "Election of Directors," "The Board of Directors and Committees," and "Executive Officers in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this item is included under "Compensation of Directors and Executive Officers" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT

         The information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of this Report.

         (1) - Financial Statements.

The  following   Consolidated  Financial  Statements  of  the  Company  and  its
subsidiaries are included on pages 15 through 31 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

Consolidated Statements of Operation - Years Ended December 31, 1997, 1996 and 1995.

Consolidated Balance Sheets at December 31, 1997 and December 31, 1996.

Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995.

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995.

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

         (2) - Financial Statement Schedules.

         The following Financial Statements Schedules of the Company and its subsidiaries, together with the Report of Ernst & Young LLP, the Company's independent accountants, thereon are filed as part of this Report on Form 10-K as listed below and should be read in conjunction with the consolidated financial statements of the Company:

Report of Ernst & Young LLP, Independent Accountants, on Financial Statement Schedules.

         (3) - Exhibits

See index to Exhibits.

(b) Reports on Form 8-K,

No reports on Form 8-K were filed during the quarter ended December 31, 1997.

INDEX TO EXHIBITS
(Item 14(c))
 Number                        Exhibits
3.1            Articles of  Incorporation of ZEVEX  International,  Inc.,
               a Delaware corporation (1).
3.2            Bylaws of ZEVEX International,  Inc., a Delaware corporation(1).
10.1 Amendment to Revolving Line of Credit Agreement between Bank One and Registrant, dated December 31, 1997. The original agreement was filed as an exhibit to Amendment No. 1 on Form
               S-1,  filed by the Company on October 24, 1997.
10.2 Stock Purchase Agreement between Blosch & Holmes, LLC and Registrant, dated December 1, 1996, including one amendment dated September 30, 1997(1).
10.3 Registration Rights Agreement among Kirk Blosch, Jeff W. Holmes and Registrant, dated February 1, 1998.
10.4           ZEVEX  International,  Inc., Amended 1993 Stock Option Plan (2).
10.5           Industrial Development  Bond  Offering  Memorandum,   dated
               October  30,  1996  (3).
10.6 Industrial Development Bond Reimbursement Agreement, dated October 30, 1996 (3).
10.7(a) Warrant to Purchase 50,000 shares of Common Stock issued to Wedbush Morgan Securities, Inc., dated November 20, 1997.
10.7(b) Warrant to Purchase 50,000 shares of Common Stock issued to Everen Securities, Inc., dated November 20, 1997.
10.8 Warrant to Purchase 500,000 shares of Common Stock originally issued to Blosch & Holmes, LLC, dated February 12, 1997.
10.9           Description of Property Acquisition, dated March 4, 1998.
10.10          Quit-Claim Deed - for purchase of 3.47 acres of land, dated
               March 4, 1998.
13.1           Annual Report to  Stockholders  for fiscal year ended
               December  31,1997.
21.1           List of Subsidiaries  (2).
23.1           Consent of Ernst & Young,  LLP.
23.2           Consent of Daines & Rasmussen, PC.
23.3           Consent of Nielsen, Grimmett  &  Company.
24.1           Power of Attorney (included on page 23)


(1) Filed as an exhibit to Amendment No. 1 on Form S-1, filed by the Company on October 24, 1997.

(2) Filed as an exhibit to the Registration Statement on Form S-1, filed by the Company on October 3, 1997.

(3) Filed as an exhibit to Registrant's amended Quarterly Report on Form 10Q for the quarter ended September 30, 1996, filed on September 29, 1997, and incorporated herein by this reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ZEVEX INTERNATIONAL, INC.


Dated:  March, 26 1997                      By \s\ Dean G. Constantine
                                                         Dean G. Constantine
                                                         Chief Executive Officer


                                POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below constitutes and appoints each of Dean G. Constantine and Phillip
L. McStotts, jointly and severally, his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney in fact or his substitute or substitutes may do or cause to be done by virtue hereof.

     Signature                       Title                              Date

\s\ Dean G. Constantine  Chairman of the Board of Directors,      March, 26 1998
Dean G. Constantine      Chief Executive Officer, and President
                         (Principal Executive Officer)

\s\ David J. McNally     Director, Vice President,                March, 26 1998
David J. McNally         and Director of Marketing

\s\ Phillip L. McStotts  Director, Chief Financial Officer,       March, 26 1998
Phillip L. McStotts      Secretary, and Treasurer (Principal
                         Financial and Accounting Officer)

\s\ Bradly A. Oldroyd    Director                                 March, 26 1998
Bradly A. Oldroyd

\s\ Darla R. Gill        Director                                 March, 26 1998
Darla R. Gill

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Company's Which Have Not Registered Securities Pursuant to
Section 12 of the Act