Form 10-Q
period 1998-03-31
ZEVEX INTERNATIONAL INC
filed 1998-05-14
CIK 827056

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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

                4314 ZEVEX Park Lane, Salt Lake City, Utah 84123
              (Address of principal executive offices and zip code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [   ]    No  [   ]    Not Applicable  [ X ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 7, 1998, the Company had outstanding 3,297,896 shares of common stock, par value $0.001 per share.

                   Page 1 of 10 consecutively numbered pages

                                     PART I

                              FINANCIAL INFORMATION

--------------------------------------------------------------------------------
               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
--------------------------------------------------------------------------------
ZEVEX International, Inc. (the "Company"), files herewith balance sheets of the Company as of March 31, 1998, and December 31, 1997, and the related statements of operations and cash flows for the respective three month periods ended March 31, 1998, and 1997. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1997.


                            ZEVEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                           Mar. 31                        Dec. 31

                                                                            1998                           1997
                                                                            -----                          ----
                                                                         (unaudited)
Current assets:
             Cash and cash equivalents
                                                                         $   1,481,696                  $   2,260,426
             Restricted cash for sinking
                fund payment on industrial
                 development bond                                              102,134                         76,164
             Accounts receivable                                             2,001,469                      2,095,455
             Inventories                                                     3,662,360                      3,540,591
             Marketable securities                                          10,495,572                     10,403,109
             Deferred income taxes                                              89,182                         82,930
             Prepaid expenses
                                                                                36,911                         67,307
                                                                                ------                         ------
                              Total current assets                          17,869,324                     18,525,982

             Property and equipment, net                                     4,655,353                      3,933,804
             Patents and trademarks                                            119,193                        122,002
             Other assets
                                                                                   755                            755
                                                                                   ---                            ---
                                                                        $   22,644,625                 $   22,582,543
                                                                        ==============                 ==============

                                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
             Accounts payable                                                        $                              $
                                                                               746,060                        640,579
             Other accrued expenses                                            266,051                        264,484
             Income taxes payable                                               40,747                        285,403
             Current portion of industrial development bond
                                                                               100,000                        100,000
                                                                               -------                        -------
                              Total current liabilities                      1,152,858                      1,290,466

              Deferred income taxes                                            152,227                        126,380
              Industrial development bond                                    1,900,000                      1,900,000

Stockholders' equity:
             Common stock, $.001 par value: authorized 10,000,000
                shares, issued 3,295,676 and 3,264,326
                 shares, respectively                                            3,296                          3,265
              Additional paid in capital                                    16,806,797                     16,697,203
             Less: Treasury stock                                             (50,790)                             --
             Retained earnings
                                                                             2,680,237                      2,565,229
                                                                             ---------                      ---------
                   Total stockholders' equity
                                                                            19,439,540                     19,265,697
                                                                            ----------                     ----------
                                                                        $   22,644,625                 $   22,582,543
                                                                        ==============                 ==============

                            See accompanying notes.



                            ZEVEX INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS



                                             Three months ended
                                                  March 31,
                                          1998                 1997
                                    -----------------     ----------------
                                       (unaudited)          (unaudited)
   Product sales                    $       2,138,551     $      1,588,126
   Engineering services                        49,160              622,979
                                    ------------------    -----------------
                                            2,187,711            2,211,105
Cost of sales                               1,277,423            1,172,675
                                    ------------------    -----------------
Gross profit                                  910,288            1,038,430

Operating expenses:
   General and administrative              532,327              386,409
   Selling and marketing                      298,217              158,392
   Research and development                   104,084              185,627
                                     -----------------    -----------------

Total operating expenses                      934,628              730,428

Operating (loss) income                      (24,340)              308,002
Other income (expense):
   Interest income                            113,214               37,077
   Interest expense                          (16,767)             (16,822)
   Unrealized gain on
     marketable securities                     62,496                   --
                                    ------------------    -----------------
Income before provision for
   income taxes                               134,603              328,257

Provision for taxes                          (19,595)            (102,719)
                                    ------------------    -----------------

Net income                                          $                    $
                                              115,008              225,538
                                    ==================    =================

Basic net income per share                          $                    $
                                                  .04                  .13
                                    ==================    =================
Weighted average shares
   outstanding                              3,280,843            1,756,827
                                    ==================    =================
Diluted net income per share
                                                  .03                  .12
                                    ==================    =================
Diluted weighted average shares
   outstanding                              3,659,104            1,901,352
                                    ==================    =================


                            See accompanying notes.




                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Three months ended
                                                                             March 31,
                                                                       1998               1997
                                                                  ---------------    ---------------
                                                                   (unaudited)        (unaudited)
Cash flows from operating activities
Net income                                                        $      115,008     $      225,538

Adjustments to reconcile  net income to net cash (used in) provided by operating activities:
      Depreciation and amortization                                       69,000             82,209
      Benefit for deferred income taxes                                   19,595                 --
      Unrealized gain on marketable securities                          (92,463)                 --
      Changes in operating assets and liabilities:
         Increase in restricted cash for sinking fund payment
            on industrial development bond                              (25,970)                 --
         Decrease (increase) in accounts receivable                       93,986          (370,624)
         Increase in inventories                                       (121,769)          (152,412)
         Decrease in prepaid expenses                                     30,396                274
         Decrease in taxes receivable                                         --             41,458
         Increase in accounts payable                                    105,481            196,608
         Increase in accrued liabilities                                   1,567             85,102
        (Decrease) increase in income taxes payable                    (244,656)             61,261
                                                                  ---------------    ---------------
Net cash (used in) provided by operating activities                     (49,825)            169,414
Cash flows from investing activities
Purchase of property and equipment                                     (787,740)        (1,218,830)
Cash flows from financing activities
Proceeds from issuance of common stock                                        --          1,250,000
Proceeds from exercise of stock options                                    4,625                 --
Proceeds from exercise of warrants                                       105,000                 --
Purchase of treasury stock                                              (50,790)                 --
Repayment of bank line of credit                                              --           (60,108)
                                                                  ---------------    ---------------
Net cash provided by financing activities                                 58,835          1,189,892
                                                                  ---------------    ---------------
Net (decrease) increase in cash and cash equivalents                   (778,730)            140,476
Cash and cash equivalents at beginning of period                       2,260,426          2,085,055
                                                                  ---------------    ---------------
Cash and cash equivalents at end of period                         $   1,481,696      $   2,225,531
                                                                  ===============    ===============

                            See accompanying notes.


                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998


1.  Summary of Significant Accounting Policies
The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc., and changed its name to ZEVEX International, Inc., on August 15, 1988. In November 1997, the Company reincorporated into Delaware. The Company designs and manufactures advanced medical devices, including surgical systems, device components, and sensors for medical technology companies. The Company also designs, manufactures, and markets its own medical devices using its proprietary technologies. The Company's design and manufacturing service customers are medical technology companies, who sell the Company's systems and devices under private labels or incorporate the Company's devices into their products.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1997 Annual Report and Form 10-K.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not indicative of the results of operations to be expected for a full year.

2.  Bank Line of Credit

On December 31, 1997, the Company renewed its line of credit arrangement with a financial institution for $5 million. The line matures on May 31, 1998. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate (8.5%) at March 31, 1998, and at December 31, 1997. The Company's balance on its line of credit was zero at March 31, 1998 and December 31, 1997. Under the line of credit agreement, the Company is restricted from declaring cash dividends. The renewal of the Company's line of credit resulted in the addition of certain financial covenants. As of March 31, 1998, the Company was in compliance with these financial covenants.

Repurchase of Common Stock

On February 4, 1998, the Company repurchased 6,700 shares of outstanding Common Stock for $50,790. The Company anticipates that all the shares will be contributed to the Employees' Stock Ownership Plan.

Warrants

In connection with the secondary public offering in November 1997, the Company issued the underwriters warrants to purchase 100,000 shares of common stock at $15 per share. The underwriters paid a price of $.01 per warrant. These warrants expire 5 years from the date of the offering. The underwriters' warrants are restricted from exercise, sale, transfer, assignment or hypothecation for a period of one year commencing from the offering date. These warrants are entitled to certain registration rights.

5.  Related Party Transactions

On April 15, 1997, the Company entered into a consulting agreement with another company owned by certain stockholders to provide services related to strategic planning, public relations, financing and potential acquisition of new products or companies. Under the consulting agreement, the Company paid an initial fee of $50,000, and must pay $10,000 per month for two years. In addition, these stockholders have the right to appoint one director to the Company's Board of Directors.

In connection with the secondary public offering completed in November 1997, certain stockholders waived their registration rights on 350,000 warrants. In exchange, the Company and the stockholders executed a registration rights agreement, entitling the stockholders to certain demand registration rights for a period of two years from February 1, 1998.

--------------------------------------------------------------------------------
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Results of Operations

The Company's revenues for the first quarter of 1998 decreased to $2,187,711, from $2,211,105 for the first quarter of 1997, a decrease of approximately 1% for the three months ending March 31, 1998. During the first three months of 1998, 48% of total revenues, compared to 74% of total revenues for the first three months of 1997, resulted from sales to three customers, all of whom were major customers in 1997. Sales of the Company's Proprietary Product, the EnteraLite(R) Ambulatory Enteral Feeding Pump, accounted for approximately 21% of the total revenues for the first quarter of 1998, compared to 6% for the first quarter of 1997. The majority of the Company's products are manufactured for and sold to OEM customers, who market the final product. The Company's manufacturing revenue growth depends upon growth in demand for systems, devices and instruments manufactured by ZEVEX, and ZEVEX's ability to acquire additional manufacturing service contracts from medical technology companies. ZEVEX's contract manufacturing customers have complete control over the marketing and sales of products that ZEVEX manufactures for them. ZEVEX has no ability to increase demand for instruments that it manufactures for its contract-manufacturing customers. No assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

The Company's gross profit as a percentage of revenues was approximately 42% for the first quarter of 1998, as compared to 47% for the first quarter of 1997. Management attributes the decrease mainly to an increase in expenses relating to the Company's proprietary product, the EnteraLite(R) Ambulatory Enteral Feeding Pump. The rapid increase in sales of the EnteraLite(R) Feeding Pump exceeded the current production capacity of ZEVEX's outside supplier of disposable sets. Consequently, the Company experienced a surge in the cost of sales related to this product, due to increased shipping and related expenses necessary to maintain our obligation to our customers and our reputation for service.

Selling, general and administrative expenses for the quarter ended March 31, 1998, increased $285,743, from $544,801 in the first quarter of 1997 to $830,544 in 1998. Increased expenses resulted from the Company's continuing growth. The Company had increased expenses related to its listing on the American Stock Exchange, increased legal, accounting, general consulting and Public and Investor Relations. An expanded sales and marketing effort increased staffing, travel, advertising and administrative expenses related to the EnteraLite(R) Feeding Pump, including increased costs associated with the Company's national sales meeting. The Company also had an increase in expenses related to employees, such as insurance, taxes, and pension benefits. The Company believes that general and administrative expenses in 1998 as related to sales will continue at approximately the same percentage as in the previous two years.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. During the first quarter of 1998, research and development expenses were $104,084, compared to $185,627 during the first quarter of 1997. Expenses incurred during the first quarter were for the continued development of new applications of the Company's ultrasound technology and proprietary products. Management believes investing in research and development will serve the Company's future well, and intends to continue this investment for the foreseeable future.

Net income decreased to $115,008, approximately 5.3% of revenues, in the first quarter of 1998, from $225,538, approximately 10.2% of revenues, in the first quarter of 1997. The decrease in net income during the first quarter of 1998, as compared to the first quarter of 1997, is principally due to the increased cost of sales mentioned above, related to the additional costs of disposable sets for the EnteraLite(R), and the increased general and administrative expenses addressed previously.

As of March 31, 1998, the Company's backlog of customer orders was $7,001,866, as compared to $4,732,000 on March 31, 1997. Management estimates that approximately 80% of the backlog will ship before December 31, 1998.

Liquidity and Capital Resources

During the quarter ending March 31, 1998, the Company had a loss of $24,340 from operating activities, compared to income of $308,002 from operating activities in the first quarter of 1997. Cash decreased by $778,730 for the three months ending March 31, 1998, as the Company continued to fund an increase in accounts receivable and inventories, as well as purchases related to property, plant and equipment

The Company's investment in property, new research, production, test equipment and tooling was $787,740 for the first quarter of 1998, compared to $1,218,830 in 1997. The Company paid $580,000 in the exercise of its first right of refusal to purchase a parcel of land, approximately 3.47 acres, to the north of its facility. Total expenditures for equipment of $207,740 were primarily due to upgrading the Company's research, design and engineering capabilities. The Company expects to spend approximately $240,000 for the remainder of 1998 for additional manufacturing equipment, as well as for normal replacement of old equipment. The Company also anticipates spending approximately $600,000 in additional research and development expenses during 1998.

The Company's working capital at March 31, 1998 was $16,716,466, compared to $4,859,698 at March 31, 1997. The increase in working capital is primarily due to the secondary offering that was completed in November 1997, as described in the Stockholders' Equity section of the Notes to Consolidated Financial
Statements in the Company's Annual Report. The portion of working capital represented by cash at such dates was $1,481,696, and $2,225,531 respectively. The Company has $10,229,967 in short term, investment grade, interest bearing investments at March 31, 1998. The Company uses substantial portions of its cash from time to time to fund its operations, including increases in inventories, accounts receivable and work in process in connection with various customer orders.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

When used in this report, the words "estimate," "believe," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contemplated herein, or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to the Company's growth and operating strategies;
(iii) loss or retirement of key members of management; (iv) increase in interest rates of the Company's cost of borrowing, or a default under any material debt agreement; (vi) prolonged labor disruption; (viii) deterioration in general of regional economic conditions; (ix) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (x) loss of customers;(xi) adverse determinations in connection with pending or future litigation or other material claims and judgments against the Company; (xii) inability to achieve future sales; and (xiii) the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company. Please refer to the Company's SEC Form 10-K for its fiscal year ended December 31, 1997, for additional cautionary statements.

                                     PART II
                  OTHER INFORMATION NOT APPLICABLE AT THIS TIME

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K



--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZEVEX INTERNATIONAL, INC.


Dated:  May 14, 1998
                                     By   /s/ Dean G. Constantine
                                       Dean G. Constantine, President


                                      By   /s/ Phillip L. McStotts
                                        Phillip L. McStotts, Secretary
                                         (Principal Financial Officer)