Form 10-Q
period 1998-06-30
ZEVEX INTERNATIONAL INC
filed 1998-08-10
CIK 827056

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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
(State or other jurisdiction of         (I.R.S.  Employer
incorporationor organization)            Identification No.)

                4314 ZEVEX Park Lane, Salt Lake City, Utah 84123
              (Address of principal executive offices and zip code)

                                 (801) 264-1001
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
(Former name,former address,and former fiscal year,if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [   ]    No  [   ]    Not Applicable  [ X ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 15, 1998, the Company had outstanding 3,300,176 shares of common stock, par value $0.001 per share.

                   Page 1 of 10 consecutively numbered pages

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. (the "Company"), files herewith balance sheets of the Company as of June 30, 1998, and December 31, 1997, and the related statements of operations and cash flows for the respective three month and six month periods ended June 30, 1998, and 1997. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1997.

                            See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                          ASSETS
                                                                           June 30                        Dec. 31

                                                                            1998                           1997
                                                                            -----                          ----
                                                                         (unaudited)
Current assets:
             Cash and cash equivalents                                   $     387,446                     $2,260,426
             Restricted cash for sinking
                fund payment on industrial
                 development bond                                              128,425                         76,164
             Accounts receivable                                             2,638,762                      2,095,455
             Inventories                                                     3,886,277                      3,540,591
             Marketable securities                                          10,741,463                     10,403,109
             Deferred income taxes                                              82,930                         82,930
             Prepaid expenses                                                   49,955                         67,307
                                                                        ---------------                ---------------
                              Total current assets                          17,915,258                     18,525,982

             Property and equipment, net                                     4,639,369                      3,933,804
             Patents and trademarks                                            134,686                        122,002
             Other assets                                                          755                            755
                                                                                   ---                            ---
                                                                        $   22,690,068                 $   22,582,543
                                                                        ==============                 ==============

                                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
             Accounts payable                                               $  570,721                       $640,579
             Other accrued expenses                                            261,619                        264,484
             Income taxes payable                                               15,539                        285,403
             Current portion of industrial development bond                    100,000                        100,000
                                                                        ---------------                 --------------
                              Total current liabilities                        947,879                      1,290,466

              Deferred income taxes                                            146,583                        126,380
              Industrial development bond                                    1,800,000                      1,900,000

Stockholders' equity:
             Common stock, $.001 par value: authorized 10,000,000
                shares, issued 3,298,176 and 3,264,326
                 shares, respectively                                            3,298                          3,265
              Additional paid in capital                                    16,815,580                     16,697,203
             Less: Treasury stock                                             (50,790)                             --
             Retained earnings                                               3,027,518                      2,565,229
                                                                             ---------                      ---------
                   Total stockholders' equity                               19,795,606                     19,265,697
                                                                            ----------                     ----------
                                                                        $   22,690,068                 $   22,582,543
                                                                        ==============                 ==============


                            See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS


                                                Three months ended                                   Six months ended
                                                     June 30,                                            June 30,





                                            1998                  1997                      1998                      1997
                                     -------------------     ----------------        -------------------       --------------------
                                        (unaudited)            (unaudited)               (unaudited)                (unaudited)
Revenue:
   Product sales                    $       2,765,873      $       1,551,060         $      4,904,424            $      3,139,186
   Engineering services                       333,480                 52,200                  382,640                     675,179
                                    ------------------     ------------------       ------------------        --------------------
                                            3,099,353              1,603,260                5,287,064                   3,814,365
Cost of sales                               1,582,604                768,114                2,860,027                   1,940,789
                                    ------------------     ------------------       ------------------        --------------------
Gross profit                                1,516,749                835,146                2,427,037                   1,873,576

Operating expenses:
  General and administrative                  750,695                338,985                 1,283,022                    725,394
  Selling and marketing                       294,472                175,065                   592,689                    333,457
  Research and development                     51,890                272,494                   155,974                    458,121
                                     -----------------     ------------------       -------------------       --------------------

Total operating expenses                    1,097,057                786,544                2,031,685                   1,516,972

Operating income                              419,692                 48,602                  395,352                     356,604
Other income (expense):
   Interest income                            155,850                 24,758                  269,065                      61,835
   Interest expense                          (27,646)               (20,641)                 (44,414)                    (37,463)
   Unrealized gain on
     marketable securities                     11,718                      -                   74,214                           -
                                    ------------------     ------------------       ------------------        --------------------
Income before provision for
   income taxes                               559,614                 52,719                  694,217                     380,976

Provision for taxes                         (212,333)                  4,268                (231,928)                    (98,451)
                                    ------------------     ------------------       ------------------        --------------------

Net income                          $          347,281     $          56,987        $         462,289         $            282,525
                                    ==================     ==================       ==================        ====================

Basic net income per share         $               .11     $              .03       $             .14         $                .15

                                    ==================     ==================       ==================        ====================
Weighted average shares
   outstanding                              3,297,688               1,995,716                3,289,312                   1,876,932
                                    ==================     ==================       ==================        ====================

Diluted net income per share                       .10                    .02                     .13                          .12

                                    ==================     ==================       ==================        ====================
Diluted weighted average shares
   Outstanding                              3,654,132               2,445,541                3,652,666                   2,363,694
                                    ==================     ==================       ==================        ====================

                            See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            Six months ended
                                                                                June 30,
                                                                       1998               1997
                                                                  ---------------    ---------------
                                                                    (unaudited)        (unaudited)
Cash flows from operating activities
Net income                                                        $      462,289     $      282,525

Adjustments to reconcile  net income to net cash (used in) provided by operating activities:
      Depreciation and amortization                                      220,386            164,418
      Benefit for deferred income taxes                                   20,203                 --
      Unrealized gain on marketable securities                          (74,214)                 --
      Changes in operating assets and liabilities:
         Increase in restricted cash for sinking fund payment
            on industrial development bond                              (52,261)                 --
         (Increase) decrease in accounts receivable                    (543,307)            599,476
         Increase in inventories                                       (345,686)        (1,084,804)
         Increase in marketable securities                             (264,140)                 --
         Decrease (increase) in prepaid expenses                          17,352            (2,242)
         Decrease in taxes receivable                                         --             41,458
         (Decrease) increase in accounts payable                        (69,858)            125,594
         Decrease in accrued liabilities                                 (2,865)           (54,916)
        (Decrease) increase in income taxes payable                    (269,864)             46,883
                                                                  ---------------    ---------------
Net cash (used in) provided by operating activities                    (901,965)            118,392
Cash flows from investing activities
Purchase of property and equipment                                     (925,951)        (2,591,116)
Additions to patents and trademarks                                     (12,684)                 --
                                                                  ---------------    ---------------
Net cash used in investing activities                                  (938,635)        (2,591,116)
Cash flows from financing activities
Proceeds from issuance of common stock                                        --          1,250,000
Proceeds from exercise of stock options                                   13,410                 --
Proceeds from exercise of warrants                                       105,000                 --
Purchase of treasury stock                                              (50,790)                 --
Repayment of bank line of credit                                              --           (60,108)
Repayment of industrial development bond                               (100,000)
                                                                  ---------------    ---------------
Net cash (used in) provided by financing activities                     (32,380)          1,189,892
                                                                  ---------------    ---------------
Net decrease in cash and cash equivalents                            (1,872,980)        (1,282,832)
Cash and cash equivalents at beginning of period                       2,260,426          2,085,055
                                                                  ---------------    ---------------
Cash and cash equivalents at end of period                           $   387,446        $   802,223
                                                                  ===============    ===============

                            See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998


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

2. Inventories

Inventories consist of the following:


                                                               June 30            December 31
                                                                 1998                   1997
                                                        ------------------    -----------------
                               Materials               $         2,358,521   $        2,306,818
                               Work in progress                  1,363,494            1,044,331
                               Finished Goods,
                                 including completed
                                 subassemblies                     164,262              189,442
                                                       -------------------    -----------------
                                                       $         3,886,277   $        3,540,591
                                                       ===================    =================


3.  Bank Line of Credit

On December 31, 1997, the Company renewed its line of credit arrangement with a financial institution for $5 million. The line matures on August 30, 1998. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate (8.5% at June 30, 1998, and at December 31, 1997). The Company's balance on its line of credit was zero at June 30, 1998 and December 31, 1997. Under the line of credit agreement, the Company is restricted from declaring cash dividends. The renewal of the Company's line of credit resulted in the addition of certain financial covenants. As of June 30, 1998, the Company was in compliance with these financial covenants.

4.  Stockholders' Equity

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

6.    Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the first six months ending June 30, 1998, SFAS No. 130 had no effect on the Company's financial statements.

------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Results of Operations

The Company's revenues for the second quarter of 1998 increased to $3,099,353, from $1,603,260 for the second quarter of 1997, an increase of approximately 93% for the three months ended June 30, 1998. For the first six months of 1998, revenues increased 39% to $5,287,064 from $3,814,365 for the six months ended 1997. During the first six months of 1998, 57% of total revenues, compared to 68% of total revenues for the first six months of 1997, resulted from sales to three customers, all of whom were major customers in 1997. Sales of the Company's Proprietary Product, the EnteraLite(R) Ambulatory Enteral Feeding Pump, accounted for approximately 15% of the total revenues for the second quarter of 1998, compared to 14% for the second quarter of 1997. The majority of the Company's products are manufactured for and sold to OEM customers, who market the final product. The Company's manufacturing revenue growth depends upon growth in demand for systems, devices and instruments manufactured by ZEVEX, and ZEVEX's ability to acquire additional manufacturing service contracts from medical technology companies. ZEVEX's contract manufacturing customers have complete control over the marketing and sales of products that ZEVEX manufactures for them. ZEVEX has no ability to increase demand for instruments that it manufactures for its contract-manufacturing customers. No assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

The Company's gross profit as a percentage of revenues was approximately 49% for the three months ended June 30, 1998, as compared to 52% for 1997. Gross profits for six months ended June 30, 1998, were 46% for 1998 and 49% for 1997. Management attributes the decrease mainly to an increase in expenses relating to the Company's proprietary product, the EnteraLite(R) Ambulatory Enteral Feeding Pump. The rapid increase in sales of the EnteraLite(R) Feeding Pump exceeded the current production capacity of ZEVEX's outside supplier of disposable sets. Consequently, the Company experienced a surge in the cost of sales related to this product, due to increased shipping and related expenses necessary to maintain our obligation to our customers and our reputation for service.

Selling, general and administrative expenses for the three months ended June 30, 1998, increased $531,117, from $514,050 in 1997 to $1,045,167 in 1998. For six months ended June 30, 1998, selling, general and administrative increased $816,860 from $1,058,851 in 1997 to $1,875,711 in 1998. Increased expenses resulted from the Company's continuing growth. The Company had increased expenses related to its listing on the American Stock Exchange, increased legal, accounting, general consulting and Public and Investor Relations. An expanded sales and marketing effort increased staffing, travel, advertising and administrative expenses related to the EnteraLite(R) Feeding Pump. The Company also had an increase in expenses related to employees, such as insurance, taxes, and pension benefits. The Company believes that general and administrative expenses in 1998 as related to sales will continue at approximately the same percentage as in the previous two years.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. For the three months ended June 30, 1998, research and development expenses were $51,890 in 1998, compared to $272,494 in 1997. For six months ended June 30, 1998, research and development expenses were $155,974 for 1998 and $458,121 for 1997. Significant fluctuations experienced in research and development are due to the timing of the Company's research projects. Expenses incurred during the second quarter were for the continued development of new applications of the Company's ultrasound technology and proprietary products. Management believes investing in research and development will serve the Company's future well, and intends to continue this investment for the foreseeable future. Research and development expenses will continue at approximately the same percentage as in the previous two years.

Net income increased to $347,281, approximately 11.2% of revenues, for the three months ended June 30, 1998, from $56,987, approximately 3.6% of revenues, in 1997. Net income for six months ended June 30, 1998, increased to $462,289, 8.7% of revenues, from $282,525, 7.4% of 1997 revenues. The increase in net income during the second quarter of 1998, as compared to the second quarter of 1997, is principally due to increased revenues generated by the Company.

As of June 30, 1998, the Company's backlog of customer orders was $5,695,807, as compared to $7,739,000 on June 30, 1997. Management estimates that approximately 90% of the backlog will ship before December 31, 1998.


Liquidity and Capital Resources

During the three months and six months ended June 30, 1998, the Company produced $347,281 and $462,289 in net income respectively from operating activities, compared to net incomes of $56,987 and $282,525, respectively, for the three months and six months ended June 30, 1997. Cash decreased by $1,872,980 for the six months ending June 30, 1998, as the Company continued to fund an increase in accounts receivable and inventories, as well as purchases related to property, plant and equipment.

The Company's investment in property, patents from new research, production, test equipment and tooling was $938,635 for the six months ended June 30, 1998, compared to $1,218,830 in 1997. The Company paid $580,000 in the exercise of its first right of refusal to purchase a parcel of land, approximately 3.47 acres, to the north of its facility. Total expenditures for equipment of $358,635 were primarily due to upgrading the Company's research, design and engineering capabilities. The Company expects to spend approximately $150,000 for the remainder of 1998 for additional manufacturing equipment, as well as for normal replacement of old equipment. The Company also anticipates approximately $550,000 of additional research and development expenses during 1998.

The Company's working capital at June 30, 1998 was $16,967,379, compared to $3,529,342 at June 30, 1997. The increase in working capital is primarily due to the secondary offering that was completed in November 1997, as described in the Stockholders' Equity section of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report. The portion of working capital represented by cash at such dates was $387,446 and $802,223 respectively. The Company has $10,352,999 in short term, investment grade, interest bearing investments at June 30, 1998. The Company uses substantial portions of its cash from time to time to fund its operations, including increases in inventories, accounts receivable and work in process in connection with various customer orders.

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

                                     PART II


Item 1.  Legal Proceedings - None.
Item 2.  Changes in Securities and Use of Proceeds - None.
Item 3.  Defaults upon Senior Securities - None.
Item 4.  Submission of Matters to a Vote of Security Holders

Matters submitted at the annual meeting of shareholders held June 4, 1998, were to obtain the vote of shareholders to elect Dean G. Constantine, David J. McNally, Phillip L. McStotts, Bradly A. Oldroyd and Darla R. Gill as directors of the Company to serve one-, two-, or three-year terms and ratify the appointment by the Board of Directors, for Ernst & Young, LLP, certified public accountants, as the independent auditors for the year ended December 31, 1998. Both of these matters were approved by the shareholders. For further details see ZEVEX International, Inc. proxy statement filed with the Securities and Exchange Commission on or about April 29, 1998.

Item 5.  Other Information

On July 28, 1998, ZEVEX International, Inc.'s. wholly-owned subsidiary, ZEVEX, Inc. signed an agreement to acquire the product rights to the enteral feeding pumps, delivery sets and feeding tubes of Minneapolis, Minnesota-based Nutrition Medical Inc.. Enteral pumps deliver nutrition to patients requiring feeding through the intestines or stomach. Total sales of these products for the past 12 months ending June 30, 1998 were approximately $2 million. Consideration for the transaction will be approximately $1.42 million, comprised of cash of $500,000 and 115,000 shares of ZEVEX International common stock, currently valued at $920,000.

The acquisition is subject to approval by Nutrition Medical Inc. shareholders, which is expected in the fourth quarter 1998. Effective immediately ZEVEX has entered into an exclusive marketing agreement for these product lines. The marketing agreement will be in effect until the completion of the acquisition.

Item 6. Exhibits and Reports on Form 8-K - None.



-------------------------------------------------------------------------------

                                   SIGNATURES
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZEVEX INTERNATIONAL, INC.


Dated:  August 6, 1998
                       By /s/ Dean G. Constantine
                       Dean G. Constantine, President


                       By /s/ Phillip L. McStotts
                       Phillip L. McStotts, Secretary
                       (Principal Financial Officer)