Form 10-Q
period 1998-09-30
ZEVEX INTERNATIONAL INC
filed 1998-11-13
CIK 827056

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 1998, the Company had outstanding 3,301,226 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. (the "Company"), files herewith balance sheets of the Company as of September 30, 1998, and December 31, 1997, and the related statements of operations and cash flows for the respective three month and nine month periods ended September 30, 1998, and 1997. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1997.

                                                 ZEVEX INTERNATIONAL, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                                          ASSETS

                                                                           Sept 30                        Dec. 31

                                                                            1998                            1997
                                                                           -----                            ----
                                                                         (unaudited)

Current assets:
             Cash and cash equivalents                                     $     2,686                   $  2,260,426
             Restricted cash for sinking
                fund payment on industrial
                 development bond                                               55,059                         76,164
             Accounts receivable                                             2,173,010                      2,095,455
             Inventories                                                     4,333,895                      3,540,591
             Marketable securities                                          11,133,568                     10,403,109
             Deferred income taxes                                             114,933                         82,930
             Prepaid expenses and taxes                                        231,013
                                                                                                               67,307
                                                                        ---------------                ---------------
                              Total current assets                          18,044,164                     18,525,982

             Property and equipment, net                                     4,652,599                      3,933,804
             Patents and trademarks                                            135,350                        122,002
             Deferred acquisition costs                                         28,894                             --
             Other assets
                                                                                   755                            755
                                                                                   ---                            ---
                                                                        $   22,861,762                 $   22,582,543
                                                                        ==============                 ==============

                                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
             Accounts payable                                             $  1,243,831                $       640,579
             Other accrued expenses                                            261,732                        264,484
             Income taxes payable                                                   --                        285,403
             Current portion of industrial development bond                    100,000
                                                                                                              100,000
                                                                        ---------------
                              Total current liabilities                      1,605,563                      1,290,466

              Deferred income taxes                                            123,984                        126,380
              Industrial development bond                                    1,800,000                      1,900,000

Stockholders' equity:
             Common stock, $.001 par value: authorized 10,000,000
                shares, issued 3,300,776 and 3,264,326
                 shares, respectively                                            3,301                          3,265
              Additional paid in capital                                    16,825,827                     16,697,203
             Less: Treasury stock                                             (50,790)                             --
             Unrealized (gain)/loss on SAS                                    (53,797)                             --
             Retained earnings
                                                                             2,607,674                      2,565,229
                                                                             ---------                      ---------
                   Total stockholders' equity
                                                                            19,332,215                     19,265,697
                                                                            ----------                     ----------
                                                                        $   22,861,762                 $   22,582,543
                                                                        ==============                 ==============


                            See accompanying notes.

                                                 ZEVEX INTERNATIONAL, INC.
                                                 STATEMENTS OF OPERATIONS

                                                Three months ended                                   Nine months ended
                                                     Sept 30,                                            Sept 30,

                                            1998                  1997                      1998                      1997
                                     -------------------     ----------------        -------------------       --------------------
                                         (unaudited)            (unaudited)              (unaudited)                (unaudited)


Revenue:
   Product sales                    $       2,301,498      $       2,437,734         $      7,205,922         $         5,534,205
   Engineering services                        44,645                 59,391                  427,285                     777,285
                                    ------------------     ------------------       ------------------        --------------------
Total revenue                               2,346,143              2,497,125                7,633,207                   6,311,490
Cost of sales                               2,038,200              1,534,365                4,898,227                   3,475,154
                                    ------------------     ------------------       ------------------        --------------------
Gross profit                                  307,943                962,760                2,734,980                   2,836,336

Operating expenses:
  General and administrative                  648,974                473,105                 1,931,996                  1,198,499
  Selling and marketing                       351,508                194,960                   944,197                    528,417
  Research and development                     53,328                 63,749                   209,302                    521,870
                                     -----------------     ------------------       -------------------       --------------------

Total operating expenses                    1,053,810                731,814                 3,085,495                  2,248,786

Operating income (loss)                     (745,867)                230,946                (350,515)                     587,550
Other income (expense):
   Interest income                            158,188                  4,532                  427,252                      66,367
   Interest expense                          (28,517)               (18,918)                 (72,930)                    (56,381)
   Unrealized gain (loss) on
     marketable securities                   (42,963)                  7,812                   31,251                       7,812
Income (loss) before provision       ------------------     ------------------       ------------------        --------------------
for income taxes                            (659,159)                224,372                   35,058                     605,348

Provision for taxes                           239,315               (96,134)                    7,387                   (194,585)
                                    ------------------     ------------------       ------------------        --------------------

Net income (loss)                   $        (419,844)     $         128,238        $           42,445        $            410,763
                                    ==================     ==================       ==================        ====================

Basic net income (loss) per share   $            (.13)     $             .06        $              .01        $                .18

                                    ==================     ==================       ==================        ====================
Weighted average shares
   Outstanding                              3,297,688               2,063,826                3,289,312                   2,315,802
                                    ==================     ==================       ==================        ====================
Diluted  net  income   (loss)  per
share                                           (.13)                    .05                       .01                         .17
                                    ==================     ==================       ==================        ====================
Diluted weighted average shares
   Outstanding                              3,654,132               2,525,364                3,652,666                   2,455,930
                                    ==================     ==================       ==================        ====================

                            See accompanying notes.

                                                 ZEVEX INTERNATIONAL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine months ended
                                                                              Sept 30,
                                                                       1998               1997

                                                                  ---------------    ---------------
                                                                    (unaudited)         (unaudited)

Cash flows from operating activities
Net income                                                        $        42,445     $      410,763

Adjustments to reconcile  net income to net cash (used in) provided by operating activities:
      Depreciation and amortization                                       343,519            177,021
      Benefit for deferred income taxes                                  (34,399)          (152,006)
      Unrealized (gain)/loss on marketable securities                      74,169            (7,812)
      Changes in operating assets and liabilities:
         Decrease  (increase)  in  restricted  cash for  sinking
         fund payment on industrial development bond                      21,105            (50,306)
         (Increase) decrease in accounts receivable                      (77,555)          (405,490)
         Increase in inventories                                        (793,304)        (1,996,798)
         Increase in deferred offering costs                                   --          (154,694)
         Increase in marketable securities                              (858,425)                 --
         (Increase) decrease in prepaid expenses                        (163,706)             37,744
         (Increase) decrease in other assets                             (28,894)              2,734
         Increase in accounts payable                                     603,252            516,124
         (Increase) decrease in accrued liabilities                       (2,752)            150,706
        (Decrease) increase in income taxes payable                     (285,403)            267,379
                                                                  ---------------    ---------------
Net cash (used in) provided by operating activities                   (1,159,948)        (1,204,635)
Cash flows from investing activities
Purchase of property and equipment                                    (1,055,200)        (2,854,004)
Additions to patents and trademarks                                      (20,462)           (29,584)
                                                                  ---------------    ---------------
Net cash used in investing activities                                 (1,075,662)        (2,883,588)
Cash flows from financing activities
Proceeds from issuance of common stock                                         --          1,498,975
Proceeds from exercise of stock options                                    23,660                 --
Proceeds from exercise of warrants                                        105,000                 --
Purchase of treasury stock                                               (50,790)                 --
Proceeds from bank line of credit                                              --            700,000
Repayment of bank line of credit                                               --           (60,108)
Repayment of industrial development bond                                (100,000)                 --
                                                                  ---------------    ---------------
Net cash (used in) provided by financing activities                      (22,130)          2,138,867
                                                                  ---------------    ---------------
Net decrease in cash and cash equivalents                             (2,257,740)        (1,949,356)
Cash and cash equivalents at beginning of period                        2,260,426          2,085,055
                                                                  ---------------    ---------------
Cash and cash equivalents at end of period                        $         2,686    $       135,699
                                                                  ===============    ===============



                            See accompanying notes.

                                             ZEVEX INTERNATIONAL, INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                September 30, 1998


1.  Summary of Significant Accounting Policies

ZEVEX (a Delaware corporation) designs and manufactures advanced medical devices, including surgical systems, device components, and sensors for medical technology companies. The Company also designs, manufactures, and markets its own medical devices using its proprietary technologies. The Company's design and manufacturing service customers are medical technology companies, who sell the Company's systems and devices under private labels or incorporate the Company's devices into their products.

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

2. Inventories

Inventories consist of the following:

                                                           September 30           December 31
                                                               1998                   1997
                                                        ------------------    -----------------

                               Materials               $         2,226,626    $      2,306,8181
                               Work in progress                  1,833,504            1,044,331
                               Finished Goods,
                                 Including completed
                                 Subassemblies                     273,765              189,442
                                                       -------------------    -----------------
                                                       $         4,333,895    $       3,540,591
                                                       ===================    =================


3.  Bank Line of Credit

On December 31, 1997, the Company renewed its line of credit arrangement with a financial institution for $5 million. The line matures on May 30, 1999. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate (8.5% at September 30, 1998, and at December 31, 1997). The Company's balance on its line of credit was zero at September 30, 1998 and December 31, 1997. Under the line of credit agreement, the Company is restricted from declaring cash dividends. The renewal of the Company's line of credit resulted in the addition of certain financial covenants. As of September 30, 1998, the Company was in compliance with these financial covenants.

4.  Stockholders' Equity

Repurchase of Common Stock

On February 4, 1998, the Company repurchased 6,700 shares of outstanding Common Stock for $50,790. The Company anticipates that all the shares repurchased will be contributed to the Employees' Stock Ownership Plan.

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

6.    Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the first nine months ending September 30, 1998, SFAS No. 130 would have required the Company to show comprehensive income of $53,797 lower than net income reported on the Company's financial statements.

-------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Results of Operations

The Company's revenues for the third quarter of 1998 decreased to $2,301,498, from $2,437,734 for the third quarter of 1997, a decrease of approximately 6%. For the first nine months of 1998, revenues increased 21% to $7,633,207 from $6,311,490 for the nine months ended 1997. Although revenues for the nine month period increased due to overall increases in revenues of contract manufacturing and proprietary products, three months revenues are below the prior years revenue numbers due to customer delaying orders into the fourth quarter and into 1999. During the first nine months of 1998, 51% of total revenues, compared to 67% of total revenues for the first nine months of 1997, resulted from sales to three customers, all of whom were major customers in 1997. Sales of the Company's Proprietary Product, the EnteraLite(R) Ambulatory Enteral Feeding Pump and the enteral feeding product line, accounted for approximately 39% of the total revenues for the third quarter of 1998, compared to 12% for the third quarter of 1997.

The majority of the Company's products are manufactured for and sold to contract manufacturing customers, who market the final product. The Company's manufacturing revenue growth depends upon growth in demand for systems, devices and instruments manufactured by ZEVEX, and ZEVEX's ability to acquire additional manufacturing service contracts for these products from medical technology companies. ZEVEX's contract manufacturing customers have complete control over the marketing and sales of products that ZEVEX manufactures for them. ZEVEX has no ability to increase demand for instruments that it manufactures for its contract manufacturing customers. No assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

The Company's gross profit as a percentage of revenues was approximately 14% for the three months ended September 30, 1998, as compared to 39% for 1997. Gross profits for nine months ended September 30, 1998, were 36% for 1998 and 45% for 1997. Management attributes the decrease in gross profit percentage to a number of matters, including (1) a shift in the revenue mix of its products to lower margin items that were sold during the quarter, (2) delays experienced in the delivery schedules dictated by three of the Company's major customers, where the Company normally experiences a higher gross margin, (3) increased costs of engineering staff to execute new engineering and production jobs obtained by the Company during the second and third quarters, (4) the Company also recorded revenues related the Nutrition Medical acquisition as well as non-recurring engineering (NRE) tooling costs on which the Company did not realize any gross profit and (5) the Company recognized costs associated with a reengineering project to enhance the marketability of a product on a cost-sharing basis with a major customer.

Selling, general and administrative expenses for the three months ended September 30, 1998, increased $332,417, from $668,065 in 1997 to $1,000,482 in
1998. For nine months ended September 30, 1998, selling, general and administrative increased $1,149,277 from $1,726,916 in 1997 to $2,876,193 in
1998. Increased expenses resulted from the Company's continuing growth as it establishes marketing channels for proprietary products. The Company had a one-time expense related to its application and listing on the NASDAQ National Market, also increased legal, accounting, general consulting and public and investor relations increased general expenses. Expanded sales and marketing efforts increased staffing, travel, advertising and administrative expenses related to the Company's proprietary clinical nutrition delivery product line. The Company also had an increase in expenses related to employees, such as insurance, taxes, and pension benefits. The Company believes that general and administrative expenses in 1998 as related to sales will continue at approximately the same percentage as in the previous two years.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. For the three months ended September 30, 1998, research and development expenses were $53,328 in 1998, compared to $63,749 in 1997. For nine months ended September 30, 1998, research and development expenses were $209,302 for 1998 and $521,870 for 1997. Significant fluctuations experienced in research and development are due to the timing of the Company's research projects. Expenses incurred during the third quarter were for the continued development of new applications of the Company's ultrasound technology and proprietary products. Management believes investing in research and development will serve the Company's future well, and intends to continue this investment for the foreseeable future. Research and development expenses will continue at approximately the same percentage as in the previous two years.

For the three months ended September 30, 1998 the Company had a net loss of $419,844, 18% of revenues compared to $128,238 net income, for the three months ended September 30, 1997, or approximately 5.1% of revenues. Net income for the nine months ended September 30, 1998, decreased to $42,445, 0.5% of revenues, from $410,763, 6.5% of 1997 revenues. The decrease in net income during the third quarter of 1998, as compared to the third quarter of 1997, is principally due to the lower margin product sold, increased engineering staff and related expenses as discussed above.

As of September 30, 1998, the Company's backlog of customer orders was $6,327,000, as compared to $7,726,000 on September 30, 1997. Management estimates that approximately 60% of the backlog will be shipped before December 31, 1998. The Company's backlog is for contract manufacturing only and can be drastically affected by the timing of annual or semi-annual purchase orders placed by its customers.

Liquidity and Capital Resources

During the three months and nine months ended September 30, 1998, the Company produced a net loss of $419,844 and net income of $42,445, respectively, compared to net incomes of $56,987 and $282,525, respectively, for the three months and nine months ended September 30, 1997. Cash decreased by $2,257,740 for the nine months ending September 30, 1998, as the Company continued to fund an increase in accounts receivable and inventories, as well as purchases of property, plant and equipment.

The Company's investment in property, patents from new research, production, test equipment and tooling was $1,075,662 for the nine months ended September 30, 1998, compared to $2,883,588 in 1997. The Company paid $580,000 to purchase a parcel of land, approximately 3.47 acres, to the north of its facility. Total expenditures for equipment of $476,214 were primarily due to upgrading the Company's research, design and engineering capabilities. The Company expects to spend approximately $100,000 for the remainder of 1998 for additional manufacturing equipment, as well as for normal replacement of old equipment. The Company also anticipates approximately $250,000 of additional research and development expenses during 1998.

The Company's working capital at September 30, 1998 was $16,438,601, compared to $3,587,841 at September 30, 1997. The increase in working capital is primarily due to the secondary offering that was completed in November 1997, as described in the Stockholders' Equity section of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report. The portion of working capital represented by cash at such dates was $2,686 and $135,699 respectively. The Company has $10,496,008 in short term, investment grade, interest bearing investments at September 30, 1998. The Company uses substantial portions of its cash from time to time to fund its operations, including increases in inventories, accounts receivable and work in process in connection with various customer orders.

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

                                     PART II


Item 1.  Legal Proceedings - None.
Item 2.  Changes in Securities and Use of Proceeds - None.
Item 3.  Defaults upon Senior Securities - None.
Item 4.  Submission of Matters to a Vote of Security Holders - None.
Item 5.  Other Information

On July 28, 1998, ZEVEX International, Inc.'s wholly-owned subsidiary, ZEVEX, Inc. signed an agreement to acquire the product rights to the enteral feeding pumps, delivery sets and feeding tubes of Minneapolis, Minnesota-based Nutrition Medical Inc. Enteral pumps deliver nutrition to patients requiring feeding through the intestines or stomach. Total sales of these products for the past 12 months ending June 30, 1998 were approximately $2 million. Consideration for the transaction will be approximately $1.22 million, comprised of $500,000 in cash and 115,000 shares of ZEVEX International common stock, currently valued at $704,375. The acquisition is subject to approval by Nutrition Medical Inc. shareholders, which is expected in the fourth quarter 1998. Effective immediately, ZEVEX has entered into an exclusive marketing agreement for these product lines. The marketing agreement will be in effect until the completion of the acquisition.

On November 6, 1998, ZEVEX International, Inc.'s wholly-owned subsidiary, ZEVEX, Inc. executed letters of intent to acquire two companies, Aborn Electronics, Inc. and J-Tech Medical Industries, Inc. Aborn is a manufacturer and developer of optic sensors and custom computer chips used in both medical and industrial devices. J-Tech Medical Industries manufactures and markets computerized musculoskeletal evaluation products, which measure isolated muscle strength, joint ranges of motion and sensation during physical therapy. Consideration for the transactions will be approximately $12.35 million, comprised of cash, convertible debentures and earn-outs. These two acquisitions are subject to the execution of definitive agreements and further due diligence, and are expected to close in the fourth quarter 1998

Item 6. Exhibits and Reports on Form 8-K - None.


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


ZEVEX INTERNATIONAL, INC.


Dated:  November 13, 1998
                     By   /s/ Dean G. Constantine
                      Dean G. Constantine, President


                     By   /s/ Phillip L. McStotts
                      Phillip L. McStotts, Secretary
                      (Principal Financial Officer)