Form 10-K
period 1998-12-31
ZEVEX INTERNATIONAL INC
filed 1999-03-30
CIK 827056

US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

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

       Registrant=s telephone number, including area code: (801) 264-1001

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:____

         The aggregate market value of the registrant's voting stock held by nonaffiliates computed with reference to the closing price as quoted on the NASDAQ Stock Market on March 15, 1999, was approximately $14,198,709. For the purposes of the foregoing, the registrant assumed that affiliates included only the registrant's directors, executive officers and principal shareholders filing Schedules 13D or 13G with respect to the registrant's common stock.

        The number of shares outstanding of the Company=s Common Stock as of March 15, 1999 was 3,418,876

         Documents incorporated by reference: none

                                TABLE OF CONTENTS


Part I
   Item 1 - BUSINESS                                                     --   3
   Item 2 - PROPERTIES                                                    -- 24
   Item 3 - LEGAL PROCEEDINGS                                             -- 24
   Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           -- 24

Part II
   Item 5 - MARKET FOR REGISTRANT=S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS                              -- 24
   Item 6 - SELECTED FINANCIAL DATA                                       -- 26
   Item 7 - MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                      -- 27
   Item 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                 MARKET RISK                                              -- 34
   Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   -- 35
   Item 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE                   -- 35

Part III
   Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY              -- 35
   Item 11 - EXECUTIVE COMPENSATION                                       -- 38
   Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                         -- 43
   Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               -- 45

Part IV
   Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K                                            -- 46
   Item 14(c) - INDEX TO EXHIBITS                                         -- 48

SIGNATURES                                                                -- 47

                                     PART I

ITEM 1.  BUSINESS

GENERAL

ZEVEX International, Inc., (`'ZEVEX International" is in the business of designing and manufacturing advanced medical and electronic devices, including surgical systems, medical device components, and sensors for medical technology and other companies. ZEVEX International also designs, manufactures, and markets its own medical devices and musculoskelatal evaluation products using its proprietary technologies.

ZEVEX International conducts its business primarily through its original wholly owned subsidiary, ZEVEX, Inc., a Delaware corporation ("ZEVEX Inc."), and two newly acquired, wholly owned subsidiaries, JTech Medical Technologies, Inc., a Utah corporation ("JTech"), and Aborn Electronics, Inc., a California corporation ("Aborn"). ZEVEX Inc. designs and manufactures medical devices for medical technology companies, as well as for itself. JTech manufactures and markets its own proprietary musculoskeletal evaluation products for health care providers. Aborn designs and manufactures a variety of sophisticated optical sensors and custom computer chips for medical technology and other companies. ZEVEX International together with its subsidiaries may hereafter be referred to collectively as the "Company".

The Company's current strategy is to augment continuing growth in its design and manufacturing service business with the acquisition or internal development and commercialization of proprietary products that either use the Company's technologies and expertise or that complement the Company's existing line of proprietary products. The Company has successfully applied its engineering and regulatory expertise to the development, commercialization and marketing of EnteraLite7, ZEVEX Inc.=s proprietary Ambulatory Enteral Feeding Pump for patients who require direct gastrointestinal nutritional therapy. The EnteraLite7 pump provides patients with maximum mobility, while delivering enteral solutions with unprecedented accuracy.

DEVELOPMENTS DURING 1998

The Company substantially expanded its business during 1998, diversifying its offering of proprietary products and improving its ability to design and manufacture sophisticated devices for other companies. Company management believes that this expansion fulfills a major part of the Company's plans for growth through acquisition. The expansion took place in three major steps:

1. In July 1998, ZEVEX Inc. entered into an agreement with Nutrition Medical, Inc., a Minnesota corporation ("Nutrition Medical "), to acquire Nutrition Medical's enteral feeding line of products. Enteral feeding involves patient feeding through feeding pumps, delivery sets, and feeding tubes through the intestines or stomach. Company management believes that the addition of the Nutrition Medical product line complements ZEVEX Inc.'s existing line of enteral feeding products, enhancing the Company's ability to serve the enteral feeding markets. From July 1998 to December 1998, ZEVEX Inc. marketed the Nutrition Medical products under an exclusive marketing arrangement, allowing ZEVEX Inc. to immediately benefit from sales of the Nutrition Medical products. The Company completed the acquisition of the Nutrition Medical product line on December 23, 1998.


2. On December 31, 1998, the Company acquired JTech through a stock purchase transaction with the four shareholders of JTech. JTech was organized in 1988 as a sole proprietorship and later incorporated as JTech Medical Industries, Inc. in 1995 to manufacture and sell range of motion measurement devices. As mentioned above, JTech currently manufactures and markets its own proprietary musculoskeletal evaluation products for health care providers, a line of products not previously manufactured or sold by ZEVEX Inc.
With   approximately  22  employees,   JTech's  gross  revenues  for  1998  were
$2,796,344.

3. On December 31, 1998, the Company acquired Aborn through a stock purchase transaction with the sole shareholder of Aborn. Aborn was organized in 1984 to design, manufacture and sell low cost commercial fiber optic components. As mentioned above, Aborn currently designs and manufactures a variety of sophisticated optical sensors, custom computer chips and semiconductor components for medical technology and other companies, bringing new design and manufacturing expertise to the Company. With approximately 8 employees, Aborn's gross revenues for calendar 1998 were $1,250,488.

Because  the   acquisition  of  Aborn  and  JTech  occurred  at  year  end,  the contribution of these acquisitions to the financial performance of the Company will not be realized until 1999.

DESIGN AND MANUFACTURING SERVICES

Through its ZEVEX Inc. and Aborn subsidiaries, the Company provides design and manufacturing services to medical and other technology companies, who sell the Company's systems and devices under private labels or incorporate the Company's devices into their products. The Company designs and manufactures over 120 different surgical systems, device components and sensors for more than 85 different established and emerging technology companies, such as Alaris Medical Systems, Inc., Allergan, Inc., various divisions of Baxter Healthcare Corporation, Mentor Corporation, SIMS Deltec, Inc., Staar Surgical Company, and 3M Company Healthcare. ZEVEX Inc. and Aborn each offer their customers over 12 years of specialized engineering and manufacturing expertise in their respective areas.

The Company believes that there is a general trend by medical device and other companies to outsource their device manufacturing requirements. Many emerging device companies do not have the engineering, manufacturing, or regulatory expertise to quickly and efficiently bring a device from conception to commercial use. Even larger, well-established companies, which may have the capital to develop such expertise, may lack the required personnel and time to accumulate such expertise or may want to focus their resources in areas other than manufacturing. In the medical device industry in particular, there are substantial regulatory compliance requirements, in both the United States and overseas, that must be addressed in designing and manufacturing devices. By focusing its resources and expertise in the design and manufacturing areas, the Company believes it offers customers the ability to outsource its engineering and manufacturing needs on a cost-effective basis, often allowing the customer to bring a product to market more quickly and efficiently, at a lower cost, and with higher quality than a customer could achieve with its own resources.

The Company uses extensive engineering and regulatory expertise to deliver integrated design and manufacturing solutions to its customers. For its medical technology customers, ZEVEX Inc. has registered with the United States Food and Drug Administration ("FDA") as a medical device manufacturer and has developed internal systems intended to maintain compliance with the FDA's Good
Manufacturing Practices ("GMP"). ZEVEX Inc. also is certified by the International Organization for Standardization ("ISO") to 9001 and EN46001, which means that its has met internationally recognized quality standards for the design, manufacture, and testing of products. ZEVEX Inc. devotes significant management time and financial resources to GMP compliance and ISO certification to attract customers requiring such services.

PRINCIPAL DEVICES MANUFACTURED FOR OTHERS AND THEIR MARKETS

         Surgical Devices -- Ophthalmic.

ZEVEX Inc. designs and manufactures ultrasonic phacoemulsification handpieces and systems for the surgical removal of cataracts. Phacoemulsification is a method of cataract extraction, which uses ultrasound waves to break the cataract-obstructed lens of the eye into small fragments that can be removed through a hollow needle. Phacoemulsification is currently used in more than 80 percent of cataract procedures in the United States. ZEVEX Inc. manufactures handpieces of several designs for Allergan, Inc., who is a major customer and a market leader in ophthalmology. ZEVEX Inc. currently manufactures two complete phacoemulsification systems for one customer, Paradigm Medical Industries, Inc. These two systems include a basic ultrasonic system and a high-end system that embodies both laser and ultrasonic energy sources. Allergan, Inc., and Paradigm Medical Industries, Inc., are ZEVEX Inc.'s two largest customers for phacoemulsification products. However, ZEVEX Inc. provides handpieces to many other customers worldwide. ZEVEX Inc. also manufactures the KeraVision KV2000, which is a high precision, vacuum instrument that facilitates the surgical insertion of prescription rings at a 2/3 depth in the cornea. These rings, depending upon their thickness, will flatten the cornea, correcting an eye that is 1 to 5 diopters out. The KV2000 creates a vacuum which is transmitted through tubing to a fixture called the "vacuum centering guide (VCG)" which is placed on top of the eye. When a vacuum is applied, the VCG attaches itself to the eye, giving the surgeon both a way to hold the eye still and a platform through which to perform the surgery.

         Surgical Devices -- Liposuction.

ZEVEX Inc. designs and manufactures ultrasonic handpieces for liposuction. Liposuction, the removal of body fat, is one of the most popular cosmetic procedures performed today. Current liposuction procedures involve the use of a metal cannula to sheer fat from a patient. The current procedure requires the physician to exert a large amount of force. In ultrasonically assisted liposuction, a generator sends ultrasonic waves through a probe that is inserted under the skin. The ultrasonic energy emulsifies the fat, which is then aspirated away. Ultrasonic liposuction surgery can significantly reduce patient trauma.

         Ultrasonic Medical Sensors.

ZEVEX Inc. designs and manufactures a variety of non-invasive ultrasonic sensors for the detection of air bubbles and the monitoring of liquid levels in medical devices. ZEVEX Inc.'s air bubble detectors monitor intravenous fluid lines in a variety of devices and systems, including drug infusion pumps, hemodialysis machines, blood collection systems, and cardiopulmonary bypass systems. ZEVEX Inc.'s liquid level detectors are used to monitor critical levels of liquids in various reservoirs used in surgery, such as those employed in cardiopulmonary bypass systems.




         Optical Medical Sensors and Custom Chips.

Aborn designs and manufactures a variety of optical sensors and other components, custom integrated circuit chips, and semiconductor components used in both medical and industrial devices. Aborn's products include fiber optic links, integrated optoisolators, high-speed sensor integrated circuits, custom chips, application specific integrated circuit (ASIC) chips and solid state relays. Medical applications for these technology products include diagnostic and therapeutic equipment, such as blood analyzers and dialysis machines.

ZEVEX INTERNATIONAL'S PROPRIETARY PRODUCTS

         Enteral Feeding Products.

Through ZEVEX Inc., the Company sells two major lines of enteral feeding pumps and a variety of related disposable feeding tubes and delivery sets. These products are for patients who require direct gastrointestinal nutritional therapy. Enteral feeding is a means of providing nutrition to patients who have experienced head or neck trauma, or have gastrointestinal disorders, such as short bowel syndrome, Crohn's Disease, bowel pseudo-obstruction, and other serious digestive disorders that prevent them from digesting food normally. Many enteral feeding patients require continuous administration of nutritional solutions throughout the day, which requires the patient to carry an enteral feeding pump.

ZEVEX Inc. manufactures and markets the EnteraLite7 Ambulatory Enteral Feeding Pump. Management believes that the EnteraLite7 pump is the lightest, most compact and most mobile enteral feeding pump on the market, possessing unprecedented safety and accuracy in liquid nutrition delivery. The EnteraLite7 has a 24-hour battery, one-third longer than the battery life of its closest competitor. The EnteraLite7 pump carries a two-year warranty, twice the industry average and other unique features.

First introduced in 1996, the EnteraLite7 continues to gain market acceptance in the home health care market due to the products superior mobility and other features. Such features contribute to a better clinical outcomes and improved quality of life for enteral patients. The EnteraLite7 requires the use of disposable feeding bags and tube sets, both of which are sold by the Company. ZEVEX Inc. has been awarded five U.S. patents for EnteraLite7 technology. ZEVEX Inc. has also received Notices of Allowance from the U.S. Patent and Trademark Office ("PTO") for one additional patent that relates to various aspects of the EnteraLite7 pump.

The acquisition of Nutrition Medical=s pumps, delivery sets and feeding tubes significantly expands the ZEVEX line of enteral delivery products. Nutrition Medical=s Model EP80 and EP85 enteral feeding pumps are cost-effective pumps intended for applications where patients are not mobile. Most of Nutrition Medical=s installed base of feeding pumps is in the long-term care market. Complementing the pumps is a broad line of disposable delivery sets used for the administration of enteral nutrition. These sets include bags and bottles of various sizes, as well as spike sets for use with pre-filled containers.

Nutrition Medical's array of Panda7 feeding tubes include adult and pediatric nasoenteric tubes, replacement gastrostomy tubes and a needle catheter jejunostomy kit. These feeding tubes are expendable devices which allow access to the gastrointestinal tract of the patient via commonly accepted procedures, and are discarded after use by a single patient.


The Nutrition Medical product line builds upon the success that ZEVEX has achieved with its EnteraLite7 Ambulatory Feeding Pump.

         Musculoskeletal Evaluation Products.

Through JTech, the Company is a manufacturer and marketer of both stand-alone and computerized musculoskeletal evaluation products that measure isolated muscle strength, joint ranges of motion and sensation to document the effectiveness of treatment or extent of injury. JTech is an internationally recognized leader in physical medicine measurement products, providing both hardware and Windows95-compatible software. JTech provides equipment for musculoskeletal evaluation, functional capacity evaluation, upper extremity and hand testing and pain evaluation. These products are used by chiropractors, physical therapists, and occupational therapists for outcome assessment during rehabilitation, medical-legal evaluations for personal injury and workers compensation, and clinical documentation.

The following table indicates the percentage of revenues generated by the major categories of product and services. Notably, these percentages do not include the products acquired in the connection with the recent acquisitions.

Revenue breakdown by product/service by percentage


------------------------------- ---------------------------- ---------------------------- ----------------------------
       Product/Service                     1998                         1997                         1996
       ---------------                     ----                         ----                         ----
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
AIL/ADB Sensors                            24.5%                        35.6%                        54.1%
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
High Power Ultrasonics                     37.3%                        34.8%                        27.6%
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Instrumentation Mfg                        2.8%                         8.9%                         3.2%
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Enteral Feeding                            29.9%                        11.8%                        1.4%
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Engineering/Tooling                        5.5%                         8.9%                         13.7%
------------------------------- ---------------------------- ---------------------------- ----------------------------

DESIGN AND ENGINEERING CAPABILITIES

The Company has extensive design and engineering capabilities that it uses for its own product development as well as for servicing its manufacturing customers. The Company's manufacturing service customers generally rely on the Company from the outset of their project for complete design, engineering, component analysis, testing, and regulatory compliance for their devices or system. In other instances, customers have come to the Company with final drawings for devices that they believe are ready for manufacturing. In such cases, the Company typically revise and tests the customer's existing design prior to manufacturing. Many times, the Company's engineers identify and offer design alternatives, which have improved performance or produced manufacturing efficiencies.

The Company assembles a project team of engineers and technicians from various disciplines to support each engineering project. The Company's engineers work closely with the customer during all phases of the design, engineering, and testing of the customer's device or system. The cooperative approach is used to assure that customers' expectations are met or exceeded in the final product.

The Company's engineers assist sales and marketing personnel in evaluating requests for proposals and developing specific solutions, bids, cost estimates, and plans for each product. The Company's project engineers act as customer contacts throughout the design and engineering phase and have responsibility for all aspects of a customer's project. The Company has made significant investments in state-of-the-art equipment to support its design and engineering staff, including product performance modeling software, custom testing stations, and three-dimensional computer aided design ("CAD") software.

ZEVEX Inc. engineers have broad experience in designing, engineering, and testing a broad array of medical technology devices and systems, with particular expertise in ultrasonic devices. Using its own software design, ZEVEX Inc. has created what management believes is the most sophisticated modeling software for ultrasonic device development. ZEVEX Inc.'s modeling and design capacities hasten product development for ultrasonic devices and improve the quality of the final device. ZEVEX Inc.'s design and engineering services generally are provided to a customer as part of a plan to eventually manufacture the customer's product on a time and material or fixed price basis.

Aborn also has an engineering team experienced in designing, engineering, manufacturing, and testing a broad array of optical/electronic devices, with particular expertise in optical/electronic sensors.

MANUFACTURING CAPABILITIES

The Company's own products generally are assembled and tested at its manufacturing facility in Salt Lake City, Utah. ZEVEX Inc. design, engineering, and manufacturing services for other companies are provided in the same facility. Some of ZEVEX Inc.'s enteral feeding disposable products are manufactured by specialty manufacturers in the United States. Aborn provides its design, engineering, and manufacturing services for other companies from its facility in San Jose, California.

In most cases, the manufacturing process begins with technical drawings and specifications derived through the engineering and design process. Once the preliminary design has been completed, prototypes are manufactured and further design refinements and adjustments are made based on the performance of the prototypes. Following completion of final design specifications, the Company orders the required electronic components, piezoelectric ceramic, molded plastic and stainless steel housings, and other items from qualified suppliers of such items. Inventory management, work order, and MRP software programs are used to manage inventory and control the ordering process for more than 10,000 parts used in the Company's and its customer's products. As the evolution of a device or system reaches production, team members with direct responsibility for manufacturing, quality assurance, test engineering, and materials assume a greater role in the project. The project team develops an assembly process, product testing and quality assurance procedures to produce high-quality devices or systems that satisfy internal or customer specifications as well as the FDA's GMP, and ISO 9001/EN 46001 quality standards where necessary.

ZEVEX International usually provides its services pursuant to negotiated manufacturing agreements, which address quantity, pricing, warranty, indemnity, and other terms of the relationship. Such contracts may or may not be exclusive manufacturing arrangements, and may or may not include minimum volume requirements. In some cases no minimum purchase is required. In other cases, a customer commits to purchase a minimum quantity identified in a rolling forecast of production. ZEVEX and Aborn generally warrant the products they produce against defects in materials and workmanship and may indemnify the customer against losses arising out of such breach of warranty.




MARKETING AND SALES

         Marketing and Sales of the Company's Design and Manufacturing Services.

The Company generates new design and manufacturing projects from customers using direct sales personnel who are trained in the Company's engineering expertise and manufacturing capabilities. Project engineers also participate extensively in sales and marketing activities. In addition, the Company promotes its design and manufacturing capabilities at industry trade shows, by advertising in leading industry publications, and by obtaining referrals from customers, former employees of customers, and other persons who are familiar with the Company's services.

         Marketing and Sales of ZEVEX Inc.'s Enteral Feeding Products.

The Company has a network of over 50 independent manufacturer's representatives who sell the Company's line of Enteral pumps and related disposable delivery sets. These representatives have been selected for their experience with the home health care market served by the Company's pumps, and they sell directly to home health care service providers, including hospitals with divisions. The manufacturer's representatives are regionally supported by specialists with clinical credentials (registered dietitians or nurses), who are full-time employees of the Company.

The installed base of Nutrition Medical=s pumps, delivery sets, and feeding tubes are being serviced by a national accounts manager. Currently the EP80 and EP85 models of the Nutrition Medical=s pumps are sold under private label to two different companies. The Company is in the process of reengineering the current Model EP85 enteral feeding pump to provide improved convenience and safety features. After this reengineering, this product will be remarketed by the Company=s independent manufacturer's representatives under the Enteral/EZ trademark.

         Marketing and Sales of JTech Musculoskeletal Evaluation Products.

JTech  markets  its  products  using  various  methods  of  representation   and
distribution.   JTech  has  a  network  of  over  70  independent   dealers  and
manufacturer's representatives world wide who sell JTech's musculoskeletal evaluation products. These dealers and representatives were selected for their experience with the physical and occupational therapy markets as well as the chiropractic market. The dealers and representatives are regionally supported by regional sales managers, who are full-time employees of JTech. JTech also sells its products via seminars, directed mailings, and catalogs using its customer service personnel.

SUPPLIERS

The Company purchases its component parts and raw materials from various approved suppliers. The Company is not dependent on any single supplier for any item, and believes that it can acquire materials from various sources on a timely basis.

PATENTS AND TRADEMARKS

The Company either owns or has applied for various trade names and trademarks in the United States and abroad for use with its products and services. The Company believes that its trade names and trademarks are well recognized with the various markets for its products. The Company also believes that the loss of any trade name and/or trademark would not have a material adverse effect on its overall business operations.

In addition, the Company owns eleven patents with respect to its proprietary medical device products. Except for the patents relating to Enteralite7 feeding pump, the Company believes that the loss of any of its patents would not have a materially adverse effect on its overall business operations. The Company also relies on trade secrets and confidentiality agreements to protect the proprietary nature of its technologies and has taken appropriate steps to protect its trade secrets.

MAJOR CUSTOMERS

The Company's revenues historically have been, and for a substantial period of time in the future likely will be, largely derived from the sale of its design and manufacturing services to a small number of major customers. During the 1996 fiscal year, ZEVEX Inc. had three major customers, Allergan, Inc., Alaris Medical Systems, Inc., (formerly IVAC Corporation), and Paradigm Medical Inc., these customers accounted for approximately 66% of Company revenue. These three customers each accounted for more than ten percent of the Company's total revenues in 1996. During the 1997 fiscal year, 15% of revenues were from Allergan, 15% were from Paradigm, 18% were from Alaris, and 17% were from a fourth company, Mentor H/S, Inc. During the 1998 fiscal year, 15% of revenues were from Allergan, 16% were from Mentor, and 13% were from Alaris. No assurances can be given that such customers will continue to do business with the Company or that the volume of their orders for the Company's devices will increase or remain constant. The loss of any of such major customers, or a significant reduction in the volume of their orders for the Company's devices, will have a material adverse impact on the Company's operations. In addition, if one or more of these customers were to seek and obtain price discounts from the Company for the Company's devices, the resulting lower gross margins on those devices would have a materially adverse effect on the Company's overall results of operations. If any customer with which the Company does a substantial amount of business were to encounter financial distress, the customer's lateness, unwillingness, or inability to pay its obligations to the Company could result in a materially adverse effect on the Company's results of operations and financial condition. Company management expects, however, that with the acquisition of the NMI enteral feeding product line, as well as JTech and Aborn, the percentage of total revenues represented by a few major customers will decline, so that the loss of such a customer would have less potential to have a materially adversely effect the financial condition or results of operations of the Company in a material manner in the future.

BACKLOG

At December 31, 1998, the Company had a backlog of approximately $6,092,926 on orders for medical devices to be manufactured by ZEVEX Inc. for other medical technology companies, as compared to backlogs at December 31, 1997 and 1996, of $6,265,007 and $3,091,000, respectively. The Company estimates that approximately 90% of the backlog will be shipped before December 31, 1999. As of March 23, 1999, the Company had a backlog of $6,291,768. For purposes of the above figures, backlog includes all orders received by the Company pursuant to purchase orders that have not been completed and shipped by the Company. This does not include any backlog for the Company's proprietary products, because the Company manufactures these devices and holds appropriate levels in inventory for sale to customers. This also does not include any backlog for JTech or Aborn. Some of the orders included in the backlog may be canceled or modified by customers without significant penalty. In addition, since customers may place orders for delivery at various times throughout the year, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not necessarily be a reliable indicator of future revenue.

COMPETITION

         Competition for the Company's Design and Manufacturing Services.

The Company's primary competitors for design and manufacturing services include a large number of other contract manufacturers and customers that operate in the medical technology and optical/electronic product industries, some of which may have substantially greater financial and marketing resources than the Company. The primary competitive factors in medical and optical/electronic device design and manufacturing include quality, regulatory compliance, engineering competence, cost of non-recurring engineering design, price of the manufactured product, experience, customer service, and ability to meet design and production schedules. Competition for design and manufacturing of medical devices is primarily limited to those companies that meet the minimum applicable regulatory requirements of the FDA and international standards for manufacturing and design. In the future, the Company is likely to compete against new entrants into the industry as out-sourcing expands in the medical technology and optical/electronic product industries. For example, medical technology companies with design and manufacturing capabilities (especially those with excess capacity) and large electronic contract manufacturers and defense department contractors with extensive engineering expertise may undertake the design and/or manufacture of medical and/or optical/electronic devices for third parties.

         Competition for ZEVEX's Enteral Feeding Pumps

Two major competitors exist in the U.S. market for ambulatory enteral feeding pumps. Ross Laboratories, a division of Abbott Laboratories, offers the Companion7 pump, which was originally introduced to the market in the late 1980's. The Company estimates that Ross holds a market share of 45% for ambulatory and non-ambulatory enteral feeding applications. Sherwood Medical, the second competitor offers the kangaroo7 PET enteral feeding pump, which is limited because it can only be operated in an upright position. It is estimated that Sherwood presently holds greater than 35% of the total market for enteral pumps and disposable sets in both ambulatory and non-ambulatory applications.

Well-established competitors such as Abbott and Sherwood typically bundle products for the greatest advantage in group-purchasing situations. Each of these competitors offers a breath of product offerings that far exceeds that of the Company. Key to the Company's ability to compete effectively are the unique features of its product offerings and the benefits to customers who utilize them. The Company expects to build upon its reputation for innovation that was earned by its EnteraLite7 Ambulatory Enteral Feeding Pump for mobile enteral patients. In order to continue to increase revenues, the Company will grow its product line so that it too can bundle a family of products to meet the enteral nutrition delivery needs of its customers. The Company expects to develop and/or acquire products which are complementary to the EnteraLite7, particularly those having features which can significantly improve the quality of life of patients and the safety and ease of enteral administration.




         Competition for Musculoskelatal Products

The Company's primary competitors in the musculoskelatal products market are a limited number of small privately held companies. Most notable are ARCON, The Blankenship System, Key Methods, Isernhagen, Cedaron and Greenleaf Medical. Generally these companies concentrate on particular areas such as musculoskeletal testing, functional capacity evaluation of hand testing. JTech management believes that few competitors can penetrate the broad spectrum of medical professions possible with JTech products because their products lack the full range of capabilities offered by JTech and none offer a completely modular product line like JTech. Competitive factors in the musculoskelatal market include perceived quality, price, name recognition, training capabilities, support, operating system, defensibility, and system integration potential. Competition in the market is primarily limited to those companies capable of developing the necessary software and devices and meeting the FDA regulatory requirements.



RESEARCH AND DEVELOPMENT FOR THE COMPANY'S PROPRIETARY PRODUCTS

As of December 31, 1998, ZEVEX Inc. had three full-time engineers in research and development, and had several other designers and engineers contributing to additional research and development projects. ZEVEX Inc.=s research and development projects are primarily focused on new proprietary products. During the last three fiscal years, ZEVEX Inc. continued independent research and development activities with respect to the design and development of new and improved devices, spending $290,699 in 1998, $702,563 in 1997, and $527,562 in
1996. In 1998 and 1997, research and development costs represented approximately 3% and 8% of the Company's revenues, respectively. Significant fluctuations experienced in research and development are due to timing of the Company's research projects. The most notable product from the Company=s research and development efforts during the past two years is the EnteraLite7 Ambulatory Enteral Feeding Pump.

GOVERNMENTAL REGULATION

ZEVEX Inc.'s manufacturing facilities, its customer's medical devices, and its own medical devices are subject to extensive regulation by the FDA under the Food Drug and Cosmetics Act ("FDC Act"). Manufacturers of medical devices must comply with applicable provisions of the FDC Act and associated regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of medical devices, record-keeping requirements, and the reporting of certain information regarding device safety. In addition, ZEVEX Inc.'s facilities are subject to periodic inspection by the FDA (and certain state agencies) for compliance with the FDA's GMP requirements. To ensure compliance with GMP requirements, the Company expends significant time, resources, and effort in the areas of training, production, and quality assurance.

For certain medical devices manufactured by the Company, the customer may need to obtain FDA clearance of a premarket approval ("PMA") application. Such applications require substantial preclinical and clinical testing to obtain FDA clearance. Currently, at least two of the Company's customers are seeking or plan to seek a PMA for devices to be manufactured by the Company. Other medical devices can be marketed without a PMA, but only by establishing in a 510(k) premarket notification "substantial equivalence" to a predicate device.

Besides the FDA regulations described above, the Company is also subject to various state and federal regulations with respect to such matters as safe working conditions, manufacturing practices, fire hazard control, environmental protection, and the disposal of hazardous or potentially hazardous materials. The Company's operations involve the use and disposal of relatively small amounts of hazardous materials. The Company believes that compliance with federal, state, and local regulations regarding the disposal of such materials does not have a material effect on the capital expenditures, earnings, or competitive position of the Company.

Beginning in 1998, all medical device manufacturers were required to obtain the "CE Mark" to sell their products in the European Common Market. The CE Mark is a quality designation given to products that meet certain policy directives of the European Economic Area. The Company has received and maintained ISO 9001 and EN46001 certification, which allows the Company to CE Mark its own products and assist its customers with obtaining the CE Mark for their products.

EMPLOYEES

As of March 15, 1999, the Company employed a total of 155 people in the following areas: in Design and Engineering, 41; in Manufacturing and Test, 53; in Quality Assurance, 12; and in Marketing and Administration, 49. The Company has 147 people located at its corporate headquarters and manufacturing facility in Salt Lake City, Utah, and 8 people located at its San Jose, California, facility.

The Company also retains 4 consulting and contract personnel in the areas of finance, engineering, and regulatory. The Company considers its labor relations to be good, and none of its employees are covered by a collective bargaining agreement. Currently, the local economy is growing and the unemployment rate is low in the Salt Lake City metropolitan area, which means that the Company faces competition to attract and retain qualified personnel. At the same time, however, the Salt Lake City metropolitan area has a well-educated work force and is considered an attractive place to live. Accordingly, the Company does not anticipate having difficulty in attracting and retaining qualified personnel to meet its projected growth.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES

The Company's revenues historically have been largely derived from the sale of its design and manufacturing services to a small number of major customers located in the United States. During the 1998 fiscal year, the Company had total revenues of $11,084,413, of which $623,572 was considered foreign source revenues. During the 1997 fiscal year, the Company had total revenues of $8,968,425, of which $457,390 was considered foreign source revenues. During the 1996 fiscal year, the Company had total revenues of $5,663,733, of which $396,461 was considered foreign source revenues.

During the last three fiscal years, the Company has had no long-lived assets, long term customer relationships with a financial institution, mortgage or other servicing rights, deferred policy acquisition costs, or deferred assets, in any foreign country.





FACTORS THAT MAY AFFECT FUTURE RESULTS
(Cautionary Statements Under the Private Securities Litigation Reform
 Act of 1995)

The disclosure and analysis set forth in this 1998 FORM 10-K contain certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. These statements are any statement that does not relate strictly to historical or current facts. They use words such as "plans," "expects," "will" "believes" and other words and phrases of similar meaning. In all cases, a broad variety of risks and uncertainties, both known and unknown, as well as inaccurate assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, while such statements represents Company management's current views, no forward-looking statement can be guaranteed. Actual future results may vary materially.

The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934. Furthermore, in accordance with the Private Securities Litigation
Reform Act of 1995, the Company provides the following cautionary statements identifying factors that could cause the Company=s actual results to differ materially from expected and historical results. It is not possible to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties, and inaccurate assumptions.

Additionally, the following factors should be reviewed for a full understanding of the business of the Company and considered in evaluating the Company's prospects for future growth. The occurrence of one or more of the following risks or uncertainties could have a material adverse effect on the Company's business, results of operations, and financial condition.

         Risk Factors Relating to the Company=s Customers

At the present time, and for a substantial period of time in the future, the Company's success will depend largely on the success of the customers for its manufacturing services and on the medical and optical/electronic devices designed and manufactured by the Company for those customers. Any unfavorable developments or adverse effects on the sales of those devices or such customers' businesses, results of operations, or financial position could have a corresponding adverse effect on the Company. In addition, the Company sells certain types of medical devices to multiple customers and to the extent there is an unfavorable development affecting the sales of any such type of device generally, the adverse effect of such development on the Company would be more substantial than that presented by the decline in sales to a single customer for such type of device. Additionally, the Company believes that its design and manufacturing customers and their devices (and the Company indirectly) are generally subject to the following risks:

Competitive Environment. The medical and optical/electronic product industries are highly competitive and subject to significant technological change. Participation in such industries requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. These industries consist of numerous companies, ranging from start-up to well-established companies. Many of the Company's customers have a limited number of products, and some market only a single product. As a result, any adverse development with respect to these customers' products may have a material adverse effect on the business and financial condition of such customer, which may adversely affect that customer's ability to purchase and pay for its products manufactured by the Company. The competitors and potential competitors of the Company's customers may succeed in developing or marketing technologies and products that will be preferred in the marketplace over the devices manufactured by the Company for its customers or that would render its customers' technology and products obsolete or noncompetitive.
 Emerging Technology Companies. A significant number of the Company's customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staffs, and facilities, and substantially greater experience in developing new products, obtaining regulatory approvals, and manufacturing and marketing medical products. Approximately eight customers, representing 9% of the Company's revenues in fiscal year 1998, were, in management's opinion, emerging medical technology companies. These customers may not be successful in launching and marketing their products, or may not respond to pricing, marketing, or other competitive pressures or the rapid technological innovation demanded by the marketplace and, as a result, may experience a significant drop in product revenues.

Customer Regulatory Compliance. The FDA regulates many of the devices manufactured by the Company under the FDC Act, which requires certain clearances from the FDA before new medical products can be marketed. There can be no assurance that the Company's customers will obtain such clearances on a timely basis, if at all. The process of obtaining a PMA or a 510(k) clearance from the FDA could delay the introduction of a product to market. A customer's failure to comply with the FDA's requirements can result in the delay or denial of its PMA. Delays in obtaining a PMA are frequent and could result in delaying or canceling orders to the Company. Many products never receive a PMA. Similarly, 510(k) clearance may be delayed, and in some instances, 510(k) clearance is never obtained.

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

Medical devices manufactured by the Company and marketed by its customers pursuant to FDA or foreign clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state and foreign regulatory agencies. FDA enforcement policy prohibits the marketing of approved medical products for unapproved uses. The Company's customers control the marketing of their products, including representing to the market the approved uses of their products. If a customer engages in prohibited marketing practices, the FDA or another regulatory agency with applicable jurisdiction could intervene, possibly resulting in marketing restrictions, including prohibitions on further product sales, or civil or criminal penalties. Changes in existing laws and regulations or policies could adversely affect the ability of the Company's customers to comply with regulatory requirements. There can be no assurance that a customer of the Company, or the Company, will not be required to incur significant costs to comply with laws and regulations in the future, or that such customer or the Company will be able to comply with such laws and regulations. Uncertain Market Acceptance of Products. There can be no assurance that the products created for the Company's customers will gain any significant market acceptance even if required regulatory approvals are obtained. Some of the Company's customers, especially emerging technology companies, have limited or no experience in marketing their products and have not made marketing or distribution arrangements for their products. The Company's customers may be unable to establish effective sales, marketing, and distribution channels to successfully commercialize their products.

Product and Inventory Obsolescence. Rapid change and technological innovation characterize the marketplace for medical and opto/electronic products. As a result, the Company and its customers are subject to the risk of product and inventory obsolescence, whether from prolonged development or government approval cycles or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen.

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

Uncertainty of Third-Party Reimbursement. Sales of many of the medical devices manufactured by the Company will be dependent in part on availability of adequate reimbursement for those instruments from third-party health care payers, such as government and private insurance plans, health maintenance organizations, and preferred provider organizations. Third-party payers are increasingly challenging the pricing of medical products and services. There can be no assurance that adequate levels of reimbursement will be available to enable the Company's customers to achieve market acceptance of their products. Without adequate support from third-party payers, the market for the products of the Company's customers may be limited.

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

         Competition in Out-Sourcing Manufacturing

The Company faces  competition  from design firms and other  manufacturers  that operate in the medical and opto/electronic technology industries. Many competitors have substantially greater financial and other resources than the Company. Also, manufacturers focusing in other industries may decide to enter into the industries served by the Company. Competition from any of the foregoing sources could place pressure on the Company to accept lower margins on its contracts or lose existing or potential business, which could result in a material adverse effect on the Company's business, results of operations, and financial condition. To remain competitive, the Company must continue to provide and develop technologically advanced manufacturing services, maintain quality, offer flexible delivery schedules, deliver finished products on a reliable basis, and compete favorably on the basis of price. There can be no assurance that the Company will be able to compete favorably with respect to these factors.

         Early Termination of Agreements

The Company's agreements with major customers generally permit the termination of the agreements before expiration thereof if certain events occur that are materially adverse to the design, development, manufacture, or sale of the product. Examples of such events include the failure to obtain or the withdrawal of regulatory clearance, or an alteration of regulatory clearance that is materially adverse to the customer or which prohibits or interferes with the manufacture or sale of the products. The performance of agreements with major customers may be suspended or excused, if certain conditions, generally beyond the control of the customer or the Company (so-called force majeure events), cause the failure or delay of performance.

         Risk Factors in Marketing the Company=s Proprietary Products

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



The Company is subject to substantial risks involved in developing and marketing medical products regulated by the FDA and comparable foreign agencies. There can be no assurance that the Company will obtain the necessary FDA or foreign clearances on a timely basis, if at all. As discussed above, commercialized medical products are subject to further regulatory restrictions, which may adversely affect the Company. Changes in existing laws and regulations or policies could adversely affect the ability of the Company to comply with regulatory requirements. There can be no assurance that the Company's products will gain any significant market acceptance in their intended target markets, even if required regulatory approvals are obtained.

Revenues for many of the medical devices manufactured by the Company may be dependent in part on availability of adequate reimbursement for those devices from third-party health care payers, such as government and private insurance plans. There is no assurance that the levels of reimbursements offered by third-party payers will be sufficient to achieve market acceptance of the Company's products.

         Regulatory Compliance for Manufacturing Facilities

The Company expends significant time, resources, and effort in the areas of training, production, and quality assurance to maintain compliance with applicable regulatory requirements. There can be no assurance, however, that the Company's manufacturing operations will be found to comply with GMP regulations, ISO standards, or other applicable legal requirements or that the Company will not be required to incur substantial costs to maintain its compliance with existing or future manufacturing regulations, standards, or other requirements. The Company's failure to comply with GMP regulations or other applicable legal requirements can lead to warning letters, seizure of non-compliant products, injunctive actions brought by the U.S. government, and potential civil or criminal liability on the part of the Company and officers and employees who are responsible for the activities that lead to any violation. In addition, the continued sale of any instruments manufactured by the Company may be halted or otherwise restricted.

         Product Development

The success of the Company will depend to a significant extent upon its ability to enhance and expand on its current offering of proprietary products and to develop and introduce additional innovative products that gain market acceptance. While the Company maintains research and development programs and has established a Technical Advisory Board to assist it, there is no assurance that the Company will be successful in selecting, developing, manufacturing, and marketing new products or enhancing its existing products on a timely or cost-effective basis. Moreover, the Company may encounter technical problems in connection with its efforts to develop or introduce new products or product enhancements. Some of the devices currently under consideration by the Company (as well as devices of some of its customers) will require significant additional development, pre-clinical testing and clinical trials, and related investment prior to their commercialization. There can be no assurance that such devices will be successfully developed, prove to be safe or efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

         Design and Manufacturing Process Risks

While the Company has substantial experience in designing and manufacturing devices, the Company may still experience technical difficulties and delays with the design and manufacturing of its or its customer's products. Such difficulties could cause significant delays in the Company's production of products. In some instances, payment by a manufacturing customer is dependent on the Company's ability to meet certain design and production milestones in a timely manner. Also, some major contracts can be canceled if purchase orders thereunder are not completed when due. Potential difficulties in the design and manufacturing process that could be experienced by the Company include difficulty in meeting required specifications, difficulty in achieving necessary manufacturing efficiencies, and difficulties in obtaining materials on a timely basis.

         Expansion of Marketing; Limited Distribution

The Company currently has a limited domestic direct sales force consisting of eight individuals, complemented by a network of independent manufacturing representatives. The Company anticipates that it will need to increase its marketing and sales capability significantly to more fully cover its target markets, particularly as additional proprietary devices become commercially available. There can be no assurance that the Company will be able to compete effectively in attracting and retaining qualified sales personnel or independent manufacturing representatives as needed or such persons will be successful in marketing or selling the Company's services and products.

         Product Recalls

If a device that is designed or manufactured by the Company is found to be defective, whether due to design or manufacturing defects, to improper use of the product, or to other reasons, the device may need to be recalled, possibly at the Company's expense. Furthermore, the adverse effect of a product recall on the Company might not be limited to the cost of a recall. For example, a product recall could cause a general investigation of the Company by applicable regulatory authorities as well as cause other customers to review and potentially terminate their relationships with the Company. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues, and a diminution of the Company's reputation.

         Risk of Product Liability

The manufacture and sale of products, especially medical products, entails an inherent risk of product liability. The Company does maintain product liability insurance with limits of $1 million per occurrence and $2 million in the aggregate. There can be no assurance that such insurance is adequate to cover potential claims or that the Company will be able to obtain product liability insurance on acceptable terms in the future or that any product liability insurance subsequently obtained will provide adequate coverage against all potential claims. Such claims may be large in the medical products area where product failure may result in loss of life or injury to persons. Additionally, the Company generally provides a design defect warranty and in some instances indemnifies its customers for failure to conform to design specifications and against defects in materials and workmanship, which could subject the Company to a claim under such warranties or indemnification.

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

         Dependence Upon Management

The Company is substantially dependent upon its key managerial, technical, and engineering personnel, particularly ZEVEX International's three executive officers, Dean G. Constantine, Chief Executive Officer and President, David J. McNally, Executive Vice President, Phillip L. McStotts, Chief Financial Officer and Secretary/Treasurer, and key managerial personnel Leonard Smith, President of JTech, and Vijay Lumba, President of Aborn. The Company must also attract and retain highly qualified engineering, technical, and managerial personnel. Competition for such personnel is intense, the available pool of qualified candidates is limited, and there can be no assurance that the Company can attract and retain such personnel. The loss of its key personnel could have a material adverse effect on the Company's business, results of operations, and financial condition. Only Mr. Smith and Mr. Lumba have employment agreements with their respective subsidiary companies. None of the other Company's key personnel have an employment agreement with the Company.

The Company carries key-man life insurance on the lives of its Chief Executive Officer, Chief Financial Officer, and Executive Vice President in the amount of $500,000 each. No assurances can be given that such insurance would provide adequate compensation to the Company in the event of the death of such key employee.

         Patent Protection

As of December 31, 1998, the Company held eleven U.S. patents on devices developed by the Company. Such patents disclose certain aspects of the Company's technologies and there can be no assurance that others will not design around the patent and develop similar technology. The Company believes that its devices and other proprietary rights do not infringe any proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

         Control by Management and Certain Major Shareholders

As of March 15, 1999, the current executive officers and directors of ZEVEX International, together with those persons who are the beneficial owners of more than 5% of ZEVEX International's Common Stock, will beneficially own or have voting control over approximately 33% of the outstanding Common Stock. Accordingly, these individuals have the ability to influence the election of the ZEVEX International's directors and most corporate actions. This concentration of ownership, together with other provisions in the ZEVEX International's charter and applicable corporate law, may also have the effect of delaying, deterring, or preventing a change in control of the ZEVEX International.

         Suppliers and Shortages of Component Parts

The Company relies on third-party suppliers for each of the component parts used in manufacturing its customers' devices. Although component parts are generally available from multiple suppliers, certain component parts may require long lead times, and the Company may have to delay the manufacture of customer devices from time to time due to the unavailability of certain component parts. In addition, even if component parts are available from an alternative supplier, the Company could experience additional delays in obtaining component parts if the supplier has not met the Company's vendor qualifications. Component shortages for a particular device may adversely affect the Company's ability to satisfy customer orders for that device. Such shortages and extensions of production schedules may delay the recognition of revenue by the Company and may in some cases constitute a breach of a customer contract. If shortages of component parts continue or if additional shortages should occur, the Company may be forced to pay higher prices for affected components or delay manufacturing and shipping particular devices, either of which could adversely affect subsequent customer demand for such devices.

         Customer Conflicts

The medical technology industry reflects vigorous competition among its participants. As a result, its customers sometimes require the Company to enter into noncompetition agreements that prevent the Company from manufacturing instruments for its customers' competitors. For example, the Company has agreed with one customer not to manufacture certain devices for laser cataract surgery for any other customer or potential customer. Such restrictions generally apply during the term of the customer's manufacturing contract and, in some instances, for a period following termination of the contract. If the Company enters into a noncompetition agreement, the Company may be adversely affected if its customer's product is not successful and the Company must forgo an opportunity to manufacture a successful instrument for such customer's competitor. Any conflicts among its customers could prevent or deter the Company from obtaining contracts to manufacture successful instruments.

         Future Capital Requirements

The Company believes that its existing capital resources and amounts available under the Company's existing bank line of credit, will satisfy the Company's anticipated capital needs for the next two years (depending primarily on the Company's growth rate and its results of operations). The commercialization of proprietary products, which is an element of the Company's growth strategy, would require increased investment in working capital and could therefore shorten this period. Thereafter, the Company may be required to raise additional capital or increase its borrowing capacity, or both. There can be no assurance that alternative sources of equity or debt will be available in the future or, if available, will be on terms acceptable to the Company. Any additional equity financing would result in additional dilution to the Company's shareholders.

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

         Limited Market for Common Stock

Historically, the market for the ZEVEX International's Common Stock has been limited due to the relatively low trading volume and the small number of brokerage firms acting as market makers. In May 1997, ZEVEX International's Common Stock was listed for trading on the American Stock Exchange. In November 1998, ZEVEX International's Common Stock was changed to a listing on the NASDAQ Stock Market, which has increased the market for the Common Stock. No assurance can be given, however, that the market for the Common Stock will continue or increase or that the prices in such market will be maintained at their present levels.



         Possible Volatility of Stock Price

Announcements of technological innovations for new commercial devices by the Company or its competitors, developments concerning the Company's proprietary rights, or the public concern as to safety of its devices may have a material adverse impact on the ZEVEX International's business and on the market price of its Common Stock, particularly as the Company expands its efforts to become a medical technology company that manufactures and markets its own proprietary devices. The market price of ZEVEX International's Common Stock may be volatile and may fluctuate based on a number of factors, including significant announcements by the Company and its competitors, quarterly fluctuations in the Company's operating results, and general economic conditions and conditions in the medical technology industry. In addition, in recent years the stock market has experienced extreme price and volume fluctuations, which have had a substantial effect on the market prices for many medical-technology companies and are often unrelated to the operating performance of such companies.

         Issuance of Additional Shares for Acquisition or Expansion

Any future major acquisition or expansion of the Company may result in the issuance of additional common shares or other stocks or instruments that may be authorized without shareholder approval. The issuance of subsequent securities may also result in substantial dilution in the percentage of the Common Stock held by existing shareholders at the time of any such transaction. Moreover, the shares or warrants issued in connection with any such transaction may be valued by the Company's management based on factors other than the trading price on the NASDAQ Stock Market.

         Impact of Anti-Takeover Measures; Possible Issuance of Preferred Stock; Classified Board

Certain Provisions of the Company=s Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may have the effect of preventing, discouraging, or delaying a change in the control of the Company and may maintain the incumbency of the Board of Directors and management. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of the Company=s Common Stock. Pursuant to the Company=s Certificate of Incorporation, the Board of Directors is authorized to fix the rights, preferences, privileges, and restrictions, including voting rights, of unissued shares of the Company=s Preferred Stock and to issue such stock without any further vote or action by the Company=s stockholders. The rights of the holders of Common Stock will be subject to and may be adversely affected by the rights of the holders of any Preferred Stock that may be created and issued in the future. In addition, stockholders do not have the right to cumulative voting for the election of directors. Furthermore, the Company=s Certificate and Bylaws provide for a staggered board whereby only one-third of the total number of directors are replaced or re-elected each year. The Certificate also provides that the provisions of the Certificate relating to number, vacancies, and classification of the Board of Directors may only be amended by a vote of at least 66 2/3% of the shareholders. Finally, the Bylaws provide that special meetings of the stockholders may only be called by the President of the Company or pursuant to a resolution adopted by a majority of the Board of Directors.

The Company is subject to Section 203 of the Delaware General Corporation Law (ASection 203@), which restricts certain transactions and business combinations between a corporation and an AInterested Stockholder@ owning 15% or more of the corporation=s outstanding voting stock for a period of three years from the date the stockholder becomes an Interested Stockholder. Subject to certain exceptions, unless the transaction is approved in a prescribed manner, Section 203 prohibits significant business transactions such as a merger with, disposition of assets to, or receipt of disproportionate financial benefits by the Interested Stockholder, or any other transactions that would increase the Interested Stockholder's proportionate ownership of any class or series of the corporation=s stock.

         Foreign Exchange, Currency, and Political Risk

The Company=s international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, nationalization, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements, other restrictive government actions such as capital regulations, and natural disasters. The Company is also exposed to foreign currency exchange rate risk inherent in its foreign sales commitments and anticipated foreign sales because the prices charged for its products are denominated in U.S. dollars. Consequently, the Company=s foreign sales commitments and anticipated sales could be adversely affected by an appreciation of the U.S. dollar relative to other currencies.

ITEM 2.  PROPERTIES

ZEVEX International's executive offices, and the administrative offices and manufacturing facilities of ZEVEX Inc. and JTech, are located in ZEVEX International's 51,000 square foot, mixed-use building in Salt Lake City, Utah. This building was constructed in 1997 to the Company's specifications. The building is situated on nearly four acres of land a few miles from the downtown area. It allows quick access to two major interstate freeways and to the Salt Lake International Airport. The Company currently utilizes approximately 85% of the building's available space and believes that the building will be adequate to serve the Company's needs through the end of the year 2000. To allow the Company to build additional facilities as growth may require, the Company has acquired approximately 3.47 vacant acres adjacent to its facility.

Aborn's administrative and manufacturing operations are located in a leased 3,300 square foot building in San Jose, California. The building was constructed in 1979 and is adequate for Aborn's needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the ZEVEX International's shareholders for vote in the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT=S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ZEVEX International's Common Stock has been trading on the National Market system of The NASDAQ Stock Market since November 2, 1998, under the symbol ZVXI. Prior to that date the stock traded on the American Stock Exchange beginning May 19, 1997, under the symbol ZVX. Prior to May 1997, the stock traded on the OTC Bulletin Boards under the symbols ZVXI and ZVXIU. As of March 15, 1999, there were 180 holders of record of the ZEVEX International's Common Stock (calculated without reference to individual participants in securities position listings). Because many of the ZEVEX International's shares of common stock are held by brokers and other institutions on behalf of stockholders, ZEVEX International's is unable to estimate the total number of stockholders represented by these record holders. ZEVEX International has never declared or paid any cash dividends on its Common Stock. Since ZEVEX International's intends to retain all future earnings to finance future growth, it does not anticipate paying any cash dividends in the foreseeable future. ZEVEX International's has a negative covenant in its bank line of credit agreement that prevents the payment of any cash dividend without prior approval of the bank.

The following table lists the high and low sales prices for ZEVEX International's Common Stock for each full quarterly period since June 1, 1997, and the high and low bid information for the common stock during the two quarterly periods preceding June 1, 1997:



                                      ------------------------------------- -------------------------------------
                                                      1998                                  1997
                                            High                Low                High                Low
                                      ------------------ ------------------ ------------------- ------------------
1st Quarter                                $12.63              $7.88              $8.00               $3.25
2nd Quarter                                $11.25              $6.75              $11.25              $7.13
3rd Quarter                                 $7.63              $4.50              $20.75             $13.50
4th Quarter                                 $7.88              $4.00              $16.25              $8.50


The figures given above for periods prior to June 1, 1997 were obtained from a market maker for ZEVEX International's common stock and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

During 1998, ZEVEX International sold the following securities which were not registered under the Securities Act of 1933 (the "Securities Act"):

         1. On December 23, 1998, ZEVEX International issued 115,000 shares of common stock to Nutrition Medical as partial consideration for the acquisition of Nutrition Medical's assets relating to its enteral feeding pump and related disposable feeding product business. The shares were issued to Nutrition Medical (an accredited investor) pursuant to the exemption from registration available under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

         2. On December 31, 1998, ZEVEX International issued convertible debentures in the aggregate amount of $1,350,000 to Vijay Lumba and Harry Parmar as partial consideration for the acquisition of all issued and outstanding stock of Aborn. The debentures were issued to Messrs. Lumba and Parmar pursuant to the exemption from registration available under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. Messrs. Lumba and Parmar are sophisticated or accredited investors who had access to all material information about ZEVEX International during the negotiation of the purchase transaction. All or part of the outstanding principal of each debenture is convertible by the holder into ZEVEX International Common Stock at a rate of $11.00 per share at any time between one and three years from the date of issuance.



3. On December 31, 1998, ZEVEX International issued convertible debentures in the aggregate amount of $3,000,000 to Leonard Smith, Tracy Livingston, and David Bernardi as partial consideration for the acquisition of all issued and outstanding stock of JTech. The debentures were issued to Messrs. Smith, Livingston and Bernardi pursuant to the exemption from registration available under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. Messrs. Smith, Livingston and Bernardi are sophisticated or accredited investors who had access to all material information about ZEVEX International during the negotiation of the purchase transaction. All or part of the outstanding principal of each debenture is convertible by the holder into ZEVEX International Common Stock at a rate of $11.00 per share at any time between one and three years from the date of issuance.

         4. During the year ending December 31, 1998, there were 9,550 shares of Common Stock issued pursuant to exercise of stock option by employees of the Company. The exercise price on such shares ranged from $2.50 to $5.00 per share. The shares issued upon exercise of the options were issued pursuant to the exemption from registration available under SEC Rule 505.

         5. During the year ending December 31, 1998, there were 30,000 shares of Common Stock issued pursuant to the exercise of warrants issued by the Company in February 1997. The exercise price on such shares were $3.50 per share. The shares issued upon exercise of the warrants were issued pursuant to the exemption from registration available under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                   SELECTED FINANCIAL DATA C FIVE-YEAR REVIEW

The following selected statement of operations data for the years ended December 31, 1998, 1997 and 1996, and the balance sheet data as of December 31, 1998 and 1997 are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and notes thereto. The selected statement of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from the audited consolidated financial statements of the Company, which are not included herein, and are qualified by reference to such financial statements and the notes thereto.












                                                         Fiscal Year Ended December 31

                                                       1998          1997         1996          1995         1994
                                                  ---------------------------------------------------------------------
Statement of Operations Data
Revenues                                           $11,084,413    $8,968,425   $5,663,733    $5,295,762   $3,332,437
Gross profit                                         4,237,970     4,211,368    2,727,678     2,230,209    1,315,767
Selling, general and administrative expenses         3,879,408     2,481,090    1,892,317     1,324,928    1,023,988
Research and development  expenses                     290,669       702,563      527,562       502,255      419,278
Other (income)/expenses                              (407,469)      (47,136)    (243,947)      (40,829)     (36,127)
Provisions (benefit) for taxes                         113,169       356,609      206,169       127,055     (66,709)
Net income (loss)                                      362,193       718,242      345,577       316,800     (24,662)
Net income (loss) per share basic                          .11           .34          .25           .24        (.02)
Weighted average shares outstanding                  3,298,150     2,097,831    1,388,511     1,305,812    1,130,609
Net Income (loss) per share diluted                        .10           .29          .24            24        (.02)
Weighted average shares outstanding B assuming
dilution
                                                     3,636,434     2,443,482    1,411,687     1,333,768    1,151.991

-----------------------------------------------------------------------------------------------------------------------
                                                     1998           1997          1996          1995         1994
-----------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Total assets                                       $33,760,979    $22,582,543    $6,368,670   $3,247,375    $2,824,029
Total current liabilities *                          7,395,946      1,290,466       588,009      346,504       273,708
Long-term debt (less current portion)                6,150,000      1,900,000     2,000,000           --            --
Stockholders' equity                                20,114,535     19,265,697     3,701,449    2,900,871     2,550,321
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

* includes $4,204,500 that was paid on 1/6/99

The Company's management anticipates that the financial performance of the Company during 1999 and future years will be affected materially by the addition of the Nutrition Medical line of enteral feeding products beginning in July, 1998, and the addition of the operations of JTech and Aborn, beginning December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ZEVEX International, Inc., (hereafter AZEVEX International@) is in the business of designing and manufacturing advanced medical and electronic devices, including surgical systems, device components, and sensors for medical technology and other companies. ZEVEX International also designs, manufactures, and markets its own medical devices and musculoskelatal evaluation products using its proprietary technologies.

ZEVEX International conducts its business primarily through its oringinal wholly owned subsidiary, ZEVEX, Inc., a Delaware corporation ("ZEVEX Inc."), and two newly acquired, wholly owned subsidiaries, JTech Medical Technologies, Inc., a Utah corporation ("JTech"), and Aborn Electronics, Inc., a California corporation ("Aborn"). ZEVEX Inc. designs and manufactures medical devices for medical technology companies, as well as for itself. JTech manufactures and markets its own proprietary musculoskeletal evaluation products for health care providers. Aborn designs and manufactures a variety of sophisticated optical sensors and custom computer chips for medical technology and other companies.

DEVELOPMENTS DURING 1998

ZEVEX International substantially expanded its business during 1998, diversifying ZEVEX International's offering of proprietary products and its ability to design and manufacture sophisticated devices for other companies. Company management believes that this expansion fulfills a major part of the Company's plans for growth through acquisition. The expansion took place in three major steps:

1. In July 1998, ZEVEX Inc. entered into an agreement with Nutrition Medical, Inc., a Minnesota corporation ("Nutrition Medical "), to acquire Nutrition Medical's enteral feeding line of products. Enteral feeding involves patient feeding through feeding pumps, delivery sets, and feeding tubes through the intestines or stomach. Company management believes that the addition of the Nutrition Medical product line greatly complement ZEVEX Inc.'s existing line of enteral feeding products, enhancing the Company's ability to serve the enteral feeding markets. From July 1998 to December 1998, ZEVEX Inc. marketed the Nutrition Medical products under an exclusive marketing arrangement, under that agreement, the Company sold the Nutrition Medical line, but at a lower margin than the Company normally receives for its proprietary products.

2. On December 31, 1998, the Company acquired JTech through a stock purchase transaction with the four shareholders of JTech. JTech was organized in 1988 as a sole proprietorship and later incorporated as JTech Medical Industries, Inc. in 1995 to initially manufacture and sell range of motion measurement devices. As mentioned above, JTech currently manufactures and markets its own proprietary musculoskeletal evaluation products for health care providers, a line of products not previously made or sold by ZEVEX Inc. With approximately 22 employees, JTech's gross revenues for 1998 were $2,796,344. The Company anticipates a significant contribution to revenues from JTech in 1999.

3. On December 31, 1998, the Company acquired Aborn through a stock purchase transaction with the sole shareholder of Aborn. Aborn was organized
in 1984 to initially  design,   manufacture  and  sell  low  cost  commercial
fiber  optic components.  As mentioned  above,  Aborn  currently  designs and
 manufactures a variety  of   sophisticated   optical   sensors,   custom
computer chips and semiconductor components for medical technology and other companies, bringing new design and manufacturing expertise to the Company. With approximately 8 employees, Aborn's gross revenues for calendar 1998 were $1,250,488. The Company anticipates a significant contribution to revenues from Aborn in 1999.

Because  the   acquisition  of  Aborn  and  JTech  occurred  at  year  end,  the contribution of these acquisitions to the financial performance of the Company will not be realized until 1999.

ZEVEX=s sales results for 1998 were the strongest in the Company=s history. Revenues were $11,084,413, a 23% increase over revenues of $8,968,425 in 1997, and a 96% increase over revenues of $5,663,733 in 1995. Revenues for 1998 increased primarily due to demand for the Company=s proprietary products, and the award of significant engineering and manufacturing service contracts.

Results of Operations

In each of the three preceding years, a small number of customers accounted for a significant percentage of total revenues. Fluctuations in the timing and size of orders from such major customers resulted in changes in the Company=s revenues and product mix, which in turn affected gross margins. As a result, the Company experienced variations in operating results from quarter to quarter, and the results of operations for a specific quarter should not be considered indicative of the results that may be achieved for longer periods.

Manufacturing revenue growth depends upon growth in demand for systems, devices and instruments manufactured by the Company, as well as on the Company's ability to acquire additional manufacturing service contracts from medical technology companies. The Company's contract manufacturing customers have complete control over the marketing and sales of products that the Company manufacture's for them. The Company has no ability to increase demand for instruments that it manufactures for its contract-manufacturing customers.

The Company markets its manufacturing capabilities and rarely undertakes design work without securing exclusive manufacturing rights (See AManufacturing Capabilities@). The volume and timing of future manufacturing revenues related to any specific engineering project are highly variable. Certain engineering projects may not lead to future manufacturing revenues. The manufacturing gross margin percentage from year to year depends primarily on the product mix, as gross margins vary by instrument and as a result of negotiated volume discounts. Management may negotiate volume discounts if the larger volume results in smaller per unit overhead, improving operating margin. The gross margin percentage for manufacturing revenues from instruments not yet approved for commercial use is generally lower because a smaller number of units produced limits opportunities to achieve economies of scale and the instrument and its manufacturing process are being refined, resulting in larger per unit costs during the initial manufacturing phase.

The Company's annual and quarterly operating results are affected by a number of factors, including the volume and timing of customer orders, which vary due to
(i) variation in demand for the customer's products as a result of, among other things, product life cycles, competitive conditions, and general economic conditions, (ii) the customer's attempt to balance its inventory, (iii) the customer's need to adapt to changing regulatory conditions and requirements, and
(iv) changes in the customer's manufacturing strategy. Technical difficulties and delays in the design and manufacturing processes may also affect such results. The foregoing factors may cause fluctuations in revenues and variations in product mix, which could in turn cause fluctuations in the Company's gross margin. During the first quarter of 1999, the Company is continuing to work on a contract with a certain customer on a fixed price contract, which may have an adverse impact on the Company's gross margin. The Company also is completing a reengineering project with a major customer on a cost sharing basis which may adversely affect gross margin. The Company is in the process of increasing prices of the products that it acquired in the Nutrition Medical acquisition which the Company completed on December 23, 1998, in an effort to improve gross margins on the Nutrition Medical line in 1999.

The following table sets forth, for the periods indicated, the relative percentages that certain items in the income statement bear to revenues.

Year Ended December 31, Income Statement Data -- Percentage of Gross Sales


                                          1998          1997          1996          1995          1994
                                    ------------- ------------- ------------- ------------- -------------
Revenues                                    100%          100%          100%          100%          100%
Gross profit                                 38%           47%           48%           42%           40%
Selling, general and                         34%           27%           33%           25%           31%
administrative expenses
Research and development  expenses            3%            8%           10%            9%           12%
Operating income/(loss)                       1%           12%            5%            8%          (3)%
Other income                                  3%           --%            4%            1%            1%
Income (loss) before taxes                    4%           12%            9%            9%          (2)%
Provisions (benefit) for taxes                1%            4%            3%            3%          (1)%
Net income (loss)                             3%            8%            6%            6%          (1)%


During 1998, 44% of total revenues resulted from sales to three customers, all of whom were major customers in 1997. During 1997 and 1996, 65% and 66% of total revenues resulted from sales to four customers and three customers, respectively, three of which were major customers in both years.

The Company=s gross profit as a percentage of sales was 38% in 1998, as compared to 47% in 1997 and 48% in 1996. Management attributes the decrease in 1998 to the following factors: 1) the rapid increase in sales of the Enteralite Feeding Pump in the second quarter exceeded the production capacity of ZEVEX's outside supplier of disposable sets, which resulted in a surge in the cost of sales related to this product due to increased shipping and related expenses necessary to maintain the Company's obligations to its customers and reputation for service; 2) delays experienced in the delivery schedules dictated by three of the Company's major customers, where the Company normally experiences a higher gross margin; 3) increased costs of engineering staff to execute new engineering and production jobs obtained by the Company during the second and third quarters; 4) recorded revenue related to the Nutrition Medical product acquisition on which the Company did not realize any gross profit and small gross margin related to products sold under the marketing agreement with Nutrition Medical; 5) costs associated with the reengineering project to enhance the marketability of a customer product on a cost sharing basis; and 6) a shift in the revenue mix of the Company's products to lower margin items.

Selling, general and administrative expenses increased during 1998 to $3,879,408, 35% of gross sales, as compared to $2,481,090, 28% of gross sales in 1997, and $1,892,317, 33% of gross sales in 1996. Increased expenses resulted from the Company=s continuing growth as it established marketing channels for proprietary products. The Company incurred one-time expense related to its application and listing on the NASDAQ National Market, as well as increased costs associated with legal, accounting, general consulting and public and investor relations, depreciation and general administration. Expanded sales and marketing efforts increased staffing, travel, advertising ,and administrative expenses related to the Company's proprietary clinical nutrition delivery product line. The Company also had an increase in expenses related to employees, such as insurance, taxes, and pension benefits. The Company believes that general and administrative expenses in 1999 as related to sales will continue at approximately the same percentage rate as averaged over the last three years.

As of December 31, 1998, ZEVEX Inc. had three full-time engineers in research and development, and had several other designers and engineers contributing to additional research and development projects. ZEVEX Inc.'s research and development projects are primarily focused on new proprietary products. During the last three fiscal years, ZEVEX Inc. continued independent research and development activities with respect to the design and development of new and improved devices, spending $289,938 in 1998, $702,563 in 1997, and $527,562 in
1996. In 1998 and 1997, research and development costs represented approximately 3% and 8% of the Company's revenues, respectively. The most notable product from the Company's research and development efforts during the past two years is the EnteraLite7 Ambulatory Enteral Feeding Pump. Significant fluctuations experienced in research and development are due to timing of the Company's research projects. The Company expects research and developments costs in 1999 to be approximately 3% of revenues.

Operating income decreased to $67,893, 1% of gross sales in 1998 from $1,027,715, 11% of gross sales in 1997, and $307,799, 5% of gross sales in 1996.
Similarly, the Company had a net income of $362,193, 3% of gross sales in 1998, compared to $718,242, 8% of gross sales in 1997, and $345,577, 6% of gross sales in 1996. These changes during 1998 as compared to 1997 and 1996 are principally due to the costs addressed above in relation to cost of sales and selling, general and administrative costs as well as changes in the Company's product mix of lower margin items delivered during the year.

Liquidity and Capital Resources

The Company's increased working capital requirements during 1998 stemmed from increasing accounts receivable and inventory levels associated with growth in revenues and the Company's efforts to expand its operations by acquisitions of products and technologies. Prior to 1997, working capital had been funded primarily by a combination of increased accounts payable, borrowings under the Company's revolving line of credit, and a $1.25 million private placement of the ZEVEX International's Common Stock and warrants in February, 1997. In November, 1997 the ZEVEX International completed a secondary public offering of the ZEVEX International's Common Stock, from which the ZEVEX International received approximately $13 million in net proceeds.

During 1998, the Company produced $362,193 in net income. Cash and cash equivalents decreased by $1,837,748 for 1998 from operating activities, as the Company funded an increase in accounts receivable and inventories which continue to increase as the Company continues to expand its manufacturing base and meet customer requirements on lead times. During 1997, the Company had net income of $718,242, and cash and cash equivalents decreased from operating activities by $1,326,938, as the Company funded an increase in accounts receivable and inventories. During 1996, the Company had a net income of $345,577, and cash and cash equivalents decreased by $175,141 from operating activities, while the Company funded an increase in accounts receivable.

In 1997, the Company completed construction of its new 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was approximately $2,591,177. In 1996, the company negotiated a $2.0 million Industrial Development Bond to finance this construction. On October 29, 1996, the Company paid $50,000 cash and 130,000 shares of unregistered Common Stock of the Company for the purchase of approximately 3.7 acres of land in Salt Lake City, Salt Lake County, Utah, as the site for this facility. The Company's purchases of land, leasehold improvements to its facilities, and new research, production, testing equipment, and tooling totaled $1,185,805 in 1998, as compared to $3,004,926 in 1997, and $619,188 in 1996. The amount spent during 1998 is primarily attributed to the Company's purchase of approximately 3.5 acres of land adjacent to the Company's current facility in Salt Lake City in March 1998, as well as to continued upgrading of the Company's production fixturing, tooling and research and engineering capabilities. The increase in equipment purchases between 1997 and 1996 is primarily due to upgrading the Company's production fixturing, tooling and research and engineering capabilities.

The Company's working capital at December 31, 1998, was $11,669,033, compared to $17,235,516 at December 31, 1997, and $4,520,781 at December 31, 1996. The
portion of working capital represented by cash and short-term investments at such dates was $9,558,543, $12,663,535 and $2,228,164 respectively. The decrease in working capital during 1998 is primarily attributed to (i) the acquisitions of the product line from Nutrition Medical and the stock purchases of JTech and Aborn, (ii) increases in accounts and accrued payables, and (iii) an increase of the Company's line of credit. In 1997, the increase in working capital was primarily attributed to (i) completion of a secondary offering of the Company's common stock in November, 1997, of approximately $13 million, (ii) increased income from operations during the year, and (iii) a private placement that was completed in February, 1997. In 1996, the Company used net cash flow of $175,141 in operating activities, as the Company funded an increase in accounts receivable and inventories.

On December 23, 1998, ZEVEX International issued 115,000 shares of Common Stock and paid $500,000 to Nutrition Medical, Inc. as consideration for the acquisition of Nutrition Medical's assets relating to its enteral feeding pump and related disposable feeding product business.

On December 31, 1998, ZEVEX International committed to pay cash of $1,572,500 and a convertible debentures in the aggregate amount of $1,350,000 to Vijay Lumba and Harry Parmar as partial consideration for the acquisition of all issued and outstanding stock of Aborn. All or part of the outstanding principal of each debenture is convertible by the holder into ZEVEX International Common Stock at a rate of $11.00 per share at any time between one and three years from the date of issuance. On December 31, 1998, ZEVEX International committed to pay cash of $2,635,000 and a convertible debentures in the aggregate amount of $3,000,000 to Leonard Smith, Tracy Livingston, and David Bernardi as partial consideration for the acquisition of all issued and outstanding stock of JTech. All or part of the outstanding principal of each debenture is convertible by the holder into ZEVEX International Common Stock at a rate of $11.00 per share at any time between one and three years from the date of issuance.

On February 12, 1997, the Company completed a private placement of $1,250,000 of its securities, which consisted of 500,000 units at a price of $2.50 per unit. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock at a price of $3.50 per share. As of December 31, 1998, 30,000 of the warrants included in the above units have been exercised.

The Company has agreed to register on demand 350,000 shares of the outstanding warrants issued in connection with the private placement of February 12, 1997. The demand registration rights have been granted for a period of two years from the registration rights agreement, dated February 1, 1998. As of December 31, 1998, demand registration rights have not been exercised.

On December 11, 1996, the Company entered into a $500,000 open line of credit arrangement with a financial institution. The line of credit was increased to $1,000,000 on September 10, 1997, and increased again to $5,000,000 on December 31, 1997. The line is matures on May 31, 1999. The line of credit is collateralized by accounts receivable and inventories, and bears interest at prime rate. The Company owed $541,993 on the line of credit at December 31, 1998, zero at December 31, 1997, and $60,108 at December 31, 1996.

Inflation and Changing Prices

The Company has not been, and in the near term is not expected to be, materially affected by inflation or changing prices.

Year 2000 Compliance

Many existing computer programs, worldwide, use only the last two digits to refer to a year. Such computer programs may not properly recognize a year beginning with "20" instead of the current "19". If not corrected, many computer applications could fail or create incorrect results. This phenomena is often referred to as the "Year 2000" or "Y2K" problem. There is substantial concern that if the Year 2000 problem is not adequately addressed, there may be widespread problems with computer applications in all areas of use, potentially affecting the global economy.

If the Company's internal systems and products do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Additionally, if the Company's supplier, customers, and other parties experience Y2K difficulties, the Company could be adversely affected. The Company is continuing the process of assessing and correcting potential Year 2000 problems with the Company's operations.

         State of Readiness

With regard to its information systems (financial, supply, inventory, order, office support, etc.) the Company has developed and begun implementing a plan to convert all necessary systems to be ready for the year 2000. Approximately 95% of the necessary systems have been determined to be Y2K compliant by the Company, or have been upgraded to new systems which are certified by the manufacturer as Year 2000 compliant. Completion of correction or upgrading of the remaining necessary systems is expected by July 1, 1999.

With regard to its non-information system operations, the Company is in the process of reviewing and correcting Y2K problems in the following areas: products currently manufactured by the Company; manufacturing and engineering systems; and building systems. This review is approximately 95% complete and the Company has been able to correct or plans to correct prior to 2000 each material Y2K issue identified in the review.

With regard to potential Y2K issues for the Company's major material suppliers, the Company is in the process of communicating with such parties. Although not all major suppliers have indicated their Y2K compliance, the Company has not yet identified any major supplier that believes it will be unable to operate due to Y2K problems in 2000. Generally, the Company has alternative sources for supplies in the event a supplier experiences such difficulties and the Company does not presently anticipate material difficulties in obtaining materials due to suppliers' Y2K problems.

With regard to major customers, the Company has had communications with such parties and is reviewing responses regarding the Companies Y2K compliance. To date, the Company has insufficient information from such parties to determine the potential impact on the Company if such parties experience Y2K difficulties.

With regard to third-party utilities and services (for example, telephone electrical, bankcard processing and shipping services), the Company has no plans to evaluate the Y2K readiness of such providers.

         Cost to Address Y2K Issues

As of March 1, 1999, the Company has spent approximately $180,000 in hardware and software expenses to upgrade or correct Y2K problems with the Company's internal systems. The Company currently expects to incur approximately an additional $20,000 in costs for further upgrades and corrections. These costs include, however, costs to upgrade and replace systems that the Company would otherwise would have done in the normal course of business. The estimated costs are based on management's best projections but there can be no guarantee that these forecasts will be achieved and actual results could differ materially from those anticipated. Company management anticipates that these costs will be funded through operating cash flows. The Company has not yet been able to estimate the costs it may incur as a result of its suppliers and customers experiencing Y2K difficulties.

         Risk of the Company's Y2K Issues

The Company anticipates that the material risks related to its information and non-information systems will be timely mitigated by current efforts being made by the Company to identify and correct internal Y2K problems. However, there is no guarantee that the Company will successfully identify or correct all Y2K problems in a timely manner. For example, due to the inherent limitations of real-time clock devices and system BIOS in the Company's manufacturing equipment or building systems, continued review and testing could uncover additional problems. In some cases, problems may be unforeseen, and occur regardless of the testing and review that is done. Other major Y2K risks for the Company arise from the potential for major customers to experience financial or operational difficulties resulting from Y2K problems. If such customers reduce their orders for the Company's products or services, the Company's operations could be adversely affected.

Additionally, a major potential Y2K risk to the Company's operations is service disruption from third-party providers that supply telephone, electrical, banking and shipping services. Any disruption of these critical services would hinder the Company's ability to receive, process and ship orders.

         Contingency Plan.

The Company has not yet considered adoption of a formal contingency plan for Y2K issues.

Other Matters

Summary of Quarterly Data

                            12/98         9/98         6/98         3/98         12/97        9/97          6/97         3/97
Revenue                   $3,451,206    $2,346,143   $3,099,353   $2,187,711   $2,656,935   $2,497,125    $1,603,260   $2,211,105
Gross profit               1,502,990       307,943    1,516,749      910,288    1,375,032      962,760       835,146    1,038,430
Net income                   319,748     (419,844)      347,281      115,008      307,479      128,238        56,987      225,538
EPS basic                        .09         (.13)          .11          .04          .13          .06           .03          .13
EPS diluted                      .09         (.13)          .10          .03          .11          .05           .02          .12


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon its industrial development bond of $1,900,000. The variable rate on the industrial development bond is based on a weekly tax-exempt floater rate until October 1, 2016.

         Additionally, the Company holds marketable securities of $1,209,235 with fixed interest rates of 5.40% and 6.375% and maturities ranging from 1999 to 2000. The Company's marketable equity securities of $388,797 consist primarily of public companies listed in small-cap market.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company=s financial statements for the fiscal years ended December 31, 1998 and 1997, are included beginning at page 50, immediately follows Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has no changes in or disagreements with its independent auditors with regard to financial disclosures.





                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ZEVEX INTERNATIONAL

The following table sets forth the name, age, and principal position of each ZEVEX International director and executive officer, as well as the expiration of each director's term of office.

                                                                                                            Expiration
            Name               Age                                 Position                                  of Term
            ----               ---                                 --------                                  -------
Dean G. Constantine              46     President, Chief Executive Officer and Director                        2001
David J. McNally                 37     Executive Vice President and Director                                  2000
Phillip L. McStotts              41     Chief Financial Officer, Secretary/Treasurer and Director              1999
Bradly A. Oldroyd                41     Director                                                               2000
Darla R. Gill                    47     Director                                                               1999
Kirk Blosch                      43     Director                                                               1999



ZEVEX International executive officers serve at the discretion of the Board of Directors. None of the executive officers has an employment agreement with ZEVEX International. Certain biographical information with respect to each of the officers and directors is set forth below.

Dean G. Constantine is a founder of ZEVEX International and has served as ZEVEX International=s CEO, President, and Chairman of the Board since its inception in 1986. He also serves as a director of ZEVEX Inc., JTech, and Aborn, and as President and CEO of ZEVEX Inc. Prior to joining ZEVEX International, he was employed by EDO Corporation, Western Division, in Salt Lake City, Utah, from October 1985 to September 1987, and from January 1971, to June 1983. During his nearly fifteen years of employment with EDO Corporation, Mr. Constantine had various responsibilities including project supervision, management of engineering for commercial and industrial transducers, and research and development. From July 1983, through October 1985, Mr. Constantine was employed as an engineering specialist at Northrop Corporation Electro-Mechanical Division, Anaheim, California, where his responsibilities included engineering project management and applications engineering.

David J. McNally is a founder of ZEVEX International and has served as ZEVEX International=s Executive Vice President, and as a director since its inception in 1986. He also serves as a director of ZEVEX Inc., JTech, and Aborn, and as a Vice President of ZEVEX Inc. Prior to joining ZEVEX International, he was employed by EDO Corporation in Salt Lake City, Utah as a marketing manager of transducers from October 1985 to September 1987. From June 1984 to October 1985, Mr. McNally was employed by Physical Acoustics Corporation, a Princeton, New Jersey based manufacturer of acoustic testing systems, as its regional sales manager for the Southeastern United States. From June 1983, to June 1984, he was employed by Hercules, Inc., in Magna, Utah, as an advanced methods development engineer. Mr. McNally received a Bachelor of Science Degree in Mechanical Engineering from LaFayette College in May 1983 and a Master of Business Administration Degree from the University of Utah in June 1992.

Phillip L. McStotts is a founder of ZEVEX International and has served as ZEVEX International=s CFO, Secretary, and Treasurer, and as a director since its inception. He also serves as a director of ZEVEX Inc., JTech, and Aborn, as CFO, Secretary and Treasurer of ZEVEX Inc., and as Vice President and Secretary of Aborn and as CFO and Secretary of JTech. In addition to running his own professional corporation , Phillip L. McStotts, CPA P.C. since October 1986, Mr. McStotts was employed from May 1985 to September 1986, as an accountant with the Salt Lake City firm of Chachas & Associates, where he was tax manager. He has also worked in the tax departments of the regional accounting firms of Pearson, Del Prete & Company, and Petersen, Sorensen & Brough. Mr. McStotts received a Bachelor of Science Degree in Accounting from Westminster College in May 1980, and received a Master of Business Administration Degree in Taxation from Golden Gate University in May 1982.

Bradly A. Oldroyd has been a director of ZEVEX International since October 1991. He is the founder, principal shareholder of Pinnacle Management Group, a Salt Lake City-based personnel services firm, serving as its president since 1986. He is also a member of the faculty of the University of Phoenix campus in Salt Lake City, where he teaches management and marketing courses in undergraduate and graduate programs. Mr. Oldroyd received a Bachelor of Science degree in Marketing from Utah State University in 1981 and a Master of Business Administration Degree from the University of Utah in 1982.

Darla R. Gill is the owner of DRG Enterprises, a consulting company specializing in marketing, sales and new product development. Ms.Gill was also the founder, President and Chairman of Momentum Medical Corp., a Salt Lake City-based manufacturer and distributor of home health care products from 1993 to 1998. She continues to serve as a Director. Ms. Gill was a founder of Merit Medical Systems, Inc., in Salt Lake City, and served until 1992 as Executive Vice President and Director. She was also previously employed by Utah Medical Products, Inc., where she served as Vice President of Marketing and Sales. Ms. Gill also currently serves as a Director of the Board of NYB Corporation in Salt Lake City. Ms. Gill graduated from the University of Phoenix with a Bachelors Degree in Business Administration in 1988.

Kirk Blosch has been a general partner in the partnership of Blosch and Holmes , a business consulting and private venture funding general partnership since 1984. For the past fifteen years Mr. Blosch has been an advisor for various public and private companies. During 1995 and 1996 Mr. Blosch provide bridge financing for private companies prior to their initial offerings. Mr. Blosch graduated from the University of Utah with a Bachelors Degree in Speech Communications in 1977.

OTHER KEY EMPLOYEES

The other key employees of ZEVEX International are as follows:

Name                                Age    Position
Leonard C. Smith                    50     President and director of JTech
Vijay Lumba                         50     President, CEO and director of Aborn



Certain biographical information with respect to each key employee is set forth below.

Leonard C. Smith is a founder of JTech and has served as its President since 1995. Prior to joining JTech, in 1994 he established Athe Charles Group@, a medical marketing company specializing in diagnostic and rehabilitation products. From 1993 to 1994, Mr. Smith was Vice President with Four Corners, a large chain of health clubs, based in the Southwest. From 1979 to 1993, Mr. Smith was a partner and Vice President of Sales and Marketing at Hoggan Health Industries, a manufacturer of commercial fitness equipment. Mr. Smith received a Bachelor of Science Degree in Business Management from the University of Utah in June 1977.

Vijay Lumba is the founder of Aborn and has served as the President since 1983. He was also previously employed by Fairchild Semicondutor Optoelectronics Division, where he served as a Product Manager with responsibilities of design and development of new products and the transfer of manufacturing technologies to the Far East for high volume production. Mr. Lumba graduated from Delhi University, India with a Bachelors Degree in Physics, Chemistry and Mathematics in 1969. Mr. Lumba also graduated from Heald Engineering College, in San Francisco, California with a Bachelors Degree in Electrical Engineering in 1972.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has two committees, the Audit Committee and the Compensation Committee. The Audit Committee is composed of Ms. Darla R. Gill and Mr. Bradly A. Oldroyd. The Compensation Committee is also composed of
 Ms. Gill and Mr. Oldroyd. The Audit Committee is authorized to review proposals of ZEVEX International=s independent auditors regarding annual audits , recommend the engagement or discharge of ZEVEX International=s independent auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, to review the scope of the annual audit, approve or disprove each professional service or type of service other than standard auditing services to be provided by the auditors, and to review and discuss the audited financial statements with the auditors. The Compensation Committee makes recommendations to the Board of Directors regarding remuneration of the executive officers and directors of ZEVEX International and oversee the administration of the Company's stock option plan.




MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors held seven meetings during the last fiscal year. The Audit Committee held one meeting during the last fiscal year. The Compensation Committee held two meetings during the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by ZEVEX International to each of ZEVEX International's executive officers during the three-year period ended December 31, 1998.



         SUMMARY COMPENSATION TABLE

                                                                                                                    Long Term
Compensation
                                           Annual Compensation                                            Awards          Payouts
             (a)                (b)        (c)         (d)        (e)          (f)          (g)         (h)          (i)
                                                                 Other     Restricted                                All
Name and                                                         Annual       Stock                     LTIP        Other
Principal Position              Year     Salary       Bonus      Comp.       Awards       Options     Payouts       Comp.
------------------              ----     ------       -----      -----       ------       -------     -------       -----
Dean G. Constantine             1998      $107,755     $50,000     0            0            0           0          $5,000(1)
CEO and President               1997      $105,000     $11,125     0            0            0           0          $4,207(1)
                                1996       $77,917     $12,189     0            0            0           0          $6,286(1)

David J. McNally                1998      $107,755     $50,000     0            0            0           0          $5,000(1)
Executive Vice President        1997      $105,000     $11,125     0            0            0           0          $4,207(1)
                                1996       $77,917     $12,189     0            0            0           0          $6,286(1)

Phillip L. McStotts             1998      $107,755     $50,000     0            0            0           0          $5,000(1)
Secretary/Treasurer             1997      $105,000     $11,125     0            0            0           0          $4,207(1)
                                1996       $77,917     $12,189     0            0            0           0          $6,286(1)


(1) Represents the amount paid by ZEVEX International as a contribution to ZEVEX International's 401(k) Pension and Profit Sharing Plan on the officer's behalf.

OPTIONS GRANTS IN LAST FISCAL YEAR
The Company made no grants of stock options to its executive officers during the last fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

The following table sets forth the options exercised during the year ended December 31, 1998, by each executive officer of ZEVEX International and the value of options held by such persons at such year-end.


                                                                                Value of
                                                        Number of               Unexercised
                                                        Unexercised             In-the-Money
                                                        Options at              Options at
                                                        FY-End                  FY-End
                           Shares
Name and                   Acquired     Value           Exercisable/            Exercisable/
Principal Position         on Exercise  Realized        Unexercisable           Unexercisable
--------- --------         -- --------  --------        -------------           -------------
Dean G. Constantine
CEO, President                   0           0          29,900/52,500           $6,300/0
David J. McNally
Executive Vice President         0           0          29,900/52,500           $6,300/0
Phillip J. McStotts
Secretary/Treasurer              0           0          29,900/52,50            $6,300/0


Of the unexercised options listed above for each of Messrs. Constantine, McNally, and McStotts, 5,400 were granted on December 17, 1992, and expire on December 16, 2001. The exercise price on such options is $5.00. Of the unexercised options listed above for each of Messrs. Constantine, McNally, and McStotts, 7,000 were granted on February 13, 1997, and expire on February 12, 2002. The exercise price on such options is $3.85. Of the unexercised options listed above for each of Messrs. Constantine, McNally, and McStotts, 70,000 were granted on September 30, 1997 and expire on September 29, 2002. The exercise price on such options is $5.00. The value of the unexercised options was determined by reference to the closing sales price for ZEVEX International's Common Stock on the NASDAQ Stock Market as of the end of 1998.


REPORT ON OPTION REPRICING

The  following  table sets forth  information  with respect to the  repricing of
options  held  by  ZEVEX   International's   executive  officers.   For  further
information see Report of Compensation Committee.

Repriced Options Table


           (a)                (b)          (c)          (d)         (e)         (f)             (g)
                                           Number                 Original      Repriced   Time Remaining
                                                      Market
Name and                    Date of        Of        Price at    Exercise     Exercise     Before option
Principal Position          Reprice      Options     Repricing     Price       Price          Expired
Dean G. Constantine         10/22/98        70,000       $4.875     $16.44     $5.00         3yrs 11mo.
CEO and President

David J. McNally            10/22/98        70,000       $4.875     $16.44     $5.00         3yrs 11mo.
Executive Vice Pres.

Phillip L. McStotts         10/22/98        70,000       $4.875     $16.44     $5.00         3yrs 11mo.
Secretary/Treasurer


REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

         The Compensation Committee of the Board of Directors reviews and approves salaries, bonuses, and other benefits payable to the ZEVEX International's officers. The Compensation Committee is composed of Ms. Darla R. Gill and Mr. Bradly A. Oldroyd, both independent non-employee directors.

         The goals of the Compensation Committee in establishing compensation for executive officers are to align executive compensation with business objectives and performance and to enable ZEVEX International to attract, retain and reward executive officers who contribute to the long-term success of the ZEVEX International. The compensation policies and programs utilized by the Compensation Committee and endorsed by the Board of Directors generally consist of the following:

i. Recommending executive officer total compensation in relation to ZEVEX International's performance; ii. Providing a competitive compensation program in order to attract, motivate and retain qualified personnel; iii. Providing a management tool for focusing and directing the energies of the ZEVEX International's three executives toward achieving individual and corporate objectives; and
iv. Providing long-term incentive compensation in the form of annual stock option awards and performance-based stock option awards to link individual success to that of the ZEVEX International.

         ZEVEX   International's   executive   compensation  consists  of  three
components: base salary, annual incentive compensation in the form of cash bonuses, and stock options, each of which is intended to complement the others, and together are designed to satisfy the ZEVEX International's compensation objectives. The Compensation Committee's policies with respect to each of the three components are discussed below:

         Base Salary. The Compensation Committee considers several factors in determining base salaries for ZEVEX International's three executive officers, including industry averages for comparative positions, responsibilities of the executive officers, length of service with the ZEVEX International's, and corporate and individual performance.

         Cash Bonuses. Cash bonuses paid to ZEVEX International's three executive officers are discretionary and are based on the relative success of ZEVEX International in attaining certain financial objectives and the three officers' contribution to the achievement of those financial objectives.

         Stock Options. Stock options provide additional incentives to ZEVEX International's three executive officers to maximize long-term shareholder value. The options that have been granted vest over a defined period to encourage these officers to continue their employment with the ZEVEX International. ZEVEX International also grants stock options to all employees, commensurate with their potential contributions to the ZEVEX International.

         Committee Meeting Report October 22, 1998. It was resolved at a meeting of the compensation Committee that it is in the best interest of the Company to motivate several of its current option holders by reducing the exercise price of their outstanding stock option grants. Effective October 22, 1998, the Compensation Committee approved the repricing of the grants of Common Stock purchase options for 70,000 shares each to Messrs. Constantine, McNally, and McStotts issued on September 30, 1997. The options vest over a four-year period and are now exercisable at a price of $5.00 per share. Also, effective October 22, 1998, the Compensation Committee approved the repricing of grants of Common Stock purchase options to ZEVEX International=s three non-employee directors as follows: (1) 15,000 shares to Mr. Oldroyd and 13,000 shares to Ms. Gill, of which 14,000 and 12,000 respectively were issued on June 4, 1998 and vest over a four-year period and 1,000 each were issued on June 19, 1997 which are fully vested and are now exercisable at a price of $5.00 and 10,000 share to Mr. Blosch which were issued on June 4, 1998 and vest over a four-year period are now exercisable at a price of $5.00.

Chief Executive Officer Compensation

         Dean G. Constantine has been President and Chief Executive Officer of the ZEVEX International since its incorporation in 1986. For fiscal year 1998, Mr. Constantine received compensation consisting of a salary of $107,755, and a cash bonus of $50,000. The bonus was awarded because ZEVEX International met certain financial and other corporate goals. Also, options to purchase 70,000 additional shares of ZEVEX International's Common Stock held by Mr. Constantine were repriced from $16.44 per share to $5.00 per share. In determining Mr. Constantine's compensation, the Compensation Committee evaluates corporate performance, individual performance, compensation paid to the Company's two other executive officers, and compensation paid to chief executive officers of comparable companies. Through his equity ownership in ZEVEX International, consisting of 257,200 shares of Common Stock and options to purchase 82,400 shares of Common Stock, Mr. Constantine shares with other shareholders of the ZEVEX International have a significant stake in the success of the ZEVEX International's business.

                COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
                                  Darla R. Gill
                                Bradly A. Oldroyd

COMPANY STOCK PRICE PERFORMANCE

         The following graph shows a comparison of the cumulative total shareholder return on the ZEVEX International's Common Stock over the past five fiscal years with the cumulative total return of the Russell 2000 Stock Index and the Company's Peer Group, consisting of Novametrix Medical, Applied Biometrics, Inc., Candela Laser Corporation, Invivo Corporation, Zoll Med Corporation, Lectec Corporation and Medstone International. The graph assumes $100 is invested in ZEVEX International's Common Stock and in each of the two indices at the closing market quotation on December 31, 1993 and that dividends are reinvested.

         The stock price performance graph depicted below shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934. The stock price performance on the graph is not necessarily an indicator of future price performance.
[OBJECT OMITTED]


                           1993     1994    1995     1996     1997     1998
                         -------- ------- -------- -------- -------- --------

Russell 2000                100      98      122      143      164      164
Peer Group                  100      66       89       90       68       78
ZEVEX                       100      75       80       66      183       95





COMPENSATION OF DIRECTORS

The Company pays each director who is not an employee of the Company a director's fee of $625 per Board of Directors meeting attended, $250 for any annual meeting attended, and $125 per hour for any special meeting attended. Additionally, the Company has issued stock options to the non-employee directors in the past and may do so in the future. Although the Company may also issue stock options to directors who are employees for their service as directors, these employee directors currently receive no additional compensation for serving as directors or attending meetings of directors or shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of ZEVEX International's Common Stock (par value $0.001) as of March 15, 1999, by (i) each person (or group of affiliated persons) who is known by ZEVEX International to beneficially own more than 5% of the outstanding shares of ZEVEX International's Common Stock, (ii) each director and executive officer of ZEVEX International, and (iii) all executive officers and directors of ZEVEX International as a group. As of such date, ZEVEX International had a total of 3,418,876 shares of Common Stock outstanding. Unless indicated otherwise, the address for each officer, director and 5% shareholder is c/o ZEVEX International, 4314 ZEVEX Park Lane, Salt Lake City, Utah 84123.


                                                     Number of              Percent
 Name                                              Shares Owned           Of Class(1)

Kirk Blosch(2)                                        550,000                14.8%
Jeff Holmes(3)                                        550,000                14.8%
Blosch & Holmes, L.L.C.(4)                            250,000                 7.6%
Dean G. Constantine(5)                                287,130                 8.3%
David J. McNally(6)                                   270,098                 7.8%
Phillip L. McStotts(7)                                179,300                 5.2%
Bradly A. Oldroyd(8)                                  11,500                   *
Darla R. Gill(9)                                       9,480                   *
All Officers and Directors
as a Group (6 persons)                                757,508                21.5%


*Less than 1%
(1) For each shareholder, the calculation of percentage of beneficial ownership is based on 3,418,876 shares of Common Stock outstanding as of March 15, 1999, and shares of Common Stock subject to options held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options and conversion rights to obtain additional securities and that no other shareholder has exercised such rights. Except as indicated otherwise below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Director. Includes 125,000 shares of Common Stock held directly by Mr. Blosch, 175,000 shares of Common Stock issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days, and 250,000 shares of Common Stock held by Blosch & Holmes, L.L.C. of which Mr. Blosch is a principal (and which 250,000 shares are also reported as beneficially owned by Mr. Holmes and Blosch & Holmes, L.L.C.). Excludes 10,000 shares of Common Stock issuable upon exercise of options held by Mr. Blosch that are not currently exercisable and will not become exercisable within 60 days. Mr. Blosch's address is 2081 S. Lakeline Drive, Salt Lake City, UT 84109.

(3) Includes 125,000 shares of Common Stock held directly by Mr. Holmes, 175,000 shares of Common Stock issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days, and 250,000 shares of Common Stock held by Blosch & Holmes, L.L.C. of which Mr. Holmes is a principal (and which 250,000 shares are also reported as beneficially owned by Mr. Blosch and Blosch & Holmes, L.L.C.). Mr. Holmes' address is 8555 E. Voltaire Ave., Scottsdale, AZ 85260.

(4) Includes 250,000 shares of Common Stock held by Blosch & Holmes, L.L.C. of which Messrs. Blosch and Holmes are principals (and which 250,000 shares are also reported as beneficially owned by Mr. Holmes and Mr. Blosch). The address for Blosch & Holmes, L.L.C.
is 2081 S. Lakeline Drive, Salt Lake City, UT 84109.

(5) Chief Executive Officer, President and Chairman of ZEVEX International. Includes 257,000 shares of Common Stock held directly, 29,900 shares of Common Stock issuable upon exercise of options held by Mr. Constantine that are currently exercisable or will become exercisable within 60 days, and 230 shares of Common Stock owned by his dependent child. Excludes 52,500 shares of Common Stock issuable upon exercise of options held by Mr. Constantine that are not currently exercisable and will not become exercisable within 60 days.

(6) Executive Vice President and director of ZEVEX International. Includes 240,198 shares of Common Stock held directly and 29,900 shares of Common Stock issuable upon exercise of options held by Mr. McNally that are currently exercisable or will become exercisable within 60 days. Excludes 52,500 shares of Common Stock issuable upon exercise of options held by Mr. McNally that are not currently exercisable and will not become exercisable within 60 days.

(7) Chief Financial Officer, Secretary, Treasurer, and director of ZEVEX International. Includes 149,400 shares of Common Stock held directly and 29,900 shares of Common Stock issuable upon exercise of options held by Mr. McStotts that are currently exercisable or will become exercisable within 60 days. Excludes 52,500 shares of Common Stock issuable upon exercise of options held by Mr. McStotts that are not currently exercisable and will not become exercisable within 60 days.

(8) Director. Includes 11,500 shares of Common Stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days. Excludes 10,500 shares of Common Stock issuable upon exercise of options held by Mr. Oldroyd that are not currently exercisable and will not become exercisable within 60 days. (9) Director. Includes 480 shares of Common Stock held directly and 9,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days. Excludes 9,000 shares of Common Stock issuable upon exercise of options held by Ms. Gill that are not currently exercisable and will not become exercisable within 60 days.


SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the AExchange Act@), requires ZEVEX International=s directors, executive officers, and 10% shareholders to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to ZEVEX International and written representations that no other reports were required, ZEVEX International believes that all directors, executive officers, and 10% shareholders during 1998 complied on a timely basis with all applicable filing requirements under
Section 16(a) of the Exchange Act, except as follows: Dean G. Constantine, David
J. McNally. Phillip L. McStotts, Bradly A. Oldroyd, Darla R. Gill, and Kirk Blosch each filed one late report on of Form 5, due in February 1999, for one transaction regarding the October repricing of certain options held by such persons.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ZEVEX International has granted demand registration rights, for a two-year period commencing February 1, 1998, with respect to 350,000 shares of Common Stock issuable upon the exercise of warrants held by Kirk Blosch and Jeff W. Holmes, two of ZEVEX International=s principal shareholders. ZEVEX International has agreed to pay the registration expenses arising in connection with the registration of these shares. The selling expenses will be paid by Messrs. Blosch and Holmes.

On April 15, 1997, ZEVEX International entered into a consulting contract with DMG Advisors, L.L.C., a Nevada limited liability company (ADMG@). Kirk Blosch and Jeff W. Holmes, two of ZEVEX International=s principal shareholders, are members and managers of DMG. Under the consulting contract, ZEVEX International paid an initial fee of $50,000 and is paying $10,000 per month through March 15, 1999 in exchange for the consulting services of DMG in the nature of strategic planning, public relations, advice regarding financings, and the identification and evaluation of potential acquisitions of new products or companies. ZEVEX International is also obligated to pay reasonable business expenses incurred by DMG.

Pursuant to a Stock Purchase Agreement, dated December 31, 1996 between ZEVEX International and Blosch & Holmes, L.L.C., a Utah limited liability company (ABlosch & Holmes@), as amended on September 30, 1997, Blosch & Holmes has the right to appoint one member of ZEVEX International=s board of directors, provided that such nominee must be acceptable to ZEVEX International. Kirk Blosch and Jeff W. Holmes, principal shareholders of ZEVEX International, are the two member/managers of Blosch & Holmes. The right to appoint a member of ZEVEX International=s board of directors expires when Blosch & Holmes, together with Kirk Blosch and Jeff W. Holmes, no longer holds at least 6.5% of the voting stock of ZEVEX International. Blosch & Holmes have exercised this right with the appointment of Mr. Blosch to the board in June 1998.








                                     PART IV

ITEM 14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of this Report.

         (1) - Financial Statements.

The following Consolidated Financial Statements of ZEVEX International and its subsidiaries for the years ended December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998, are filed as part of this report:

Report of Ernst & Young LLP, Independent Auditors

Report of Daines and Rasmussen, P.C., Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders= Equity

Notes to Consolidated Financial Statements

         (2) - Financial Statement Schedules.

Not required in accordance with the applicable rules and regulations.

         (3) - Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                                          SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ZEVEX INTERNATIONAL, INC.

Dated:  March, __, 1999                         By: DEAN G. CONSTANTINE
                                                    ---- -- -----------
                                                  Dean G. Constantine
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.

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

  Signature                                 Title                            Date

DEAN G. CONSTANTINE        Chairman of the Board of Directors,                  March __, 1999
Dean G. Constantine                 Chief Executive Officer, and President
                                    (Principal Executive Officer)

DAVID J. MCNALLY           Director, Executive Vice President,                  March __, 1999
----- -- -------
David J. McNally

PHILLIP L. McSTOTTS        Director, Chief Financial Officer,                   March __, 1999
Phillip L. McStotts                 Secretary, and Treasurer (Principal
                                    Financial and Accounting Officer)

BRADLY A. OLDROYD          Director                                             March __, 1999
------ -- -------
Bradly A. Oldroyd

DARLA R. GILL              Director                                             March __, 1999
Darla R. Gill

KIRK BLOSCH                Director                                             March __, 1999
Kirk Blosch





                                INDEX TO EXHIBITS
                                  (Item 14(c))

Number                                               Exhibits

3.1 Articles of Incorporation of ZEVEX International, Inc., a Delaware corporation (1).
3.2     Bylaws of ZEVEX International, Inc., a Delaware corporation (1).
10.1 Revolving Line of Credit Agreement between Bank One and ZEVEX International, dated September 29, 1997 (1).
10.2 Amendment to Revolving Line of Credit Agreement between Bank One and ZEVEX International, dated December
        31, 1997 (2).
10.3 Stock Purchase Agreement between Blosch & Holmes, LLC and ZEVEX International, dated December 1, 1996, including one amendment dated September 30, 1997 (1).
10.4 Registration Rights Agreement among Kirk Blosch, Jeff W. Holmes and ZEVEX International, dated February 1,
        1998 (2).
10.5    ZEVEX International, Inc., Amended 1993 Stock Option Plan (3).
10.6    Industrial Development Bond Offering Memorandum,
        dated October 30, 1996 (4).
10.7    Industrial Development Bond Reimbursement Agreement, dated October
        30, 1996 (4).
10.8 Warrant to Purchase 50,000 shares of Common Stock issued to Wedbush Morgan Securities, Inc., dated November
        20, 1997 (2).
10.9 Warrant to Purchase 50,000 shares of Common Stock issued to Everen Securities, Inc., dated November 20,
        1997 (2).
10.10 Warrant to Purchase 500,000 shares of Common Stock originally issued to Blosch & Holmes, LLC, dated
        February 12, 1997 (2).
10.11   Description of Property Acquisition, dated March 4, 1998 (2).
10.12   Quit-Claim Deed for purchase of 3.47 acres of land, dated March
        4, 1998 (2).
10.13 Stock Purchase Agreement, dated December 31, 1998, between ZEVEX International and Vijay Lumba (5).
10.14 Stock Purchase Agreement, dated December 31, 1998, among ZEVEX International, Leonard Smith, Tracy
        Livingston,  David  Bernardi,  and Corporation of the
        President of the Church of Jesus Christ of Latter Day
        Saints (5).
10.15   Convertible Debenture, dated January 6, 1999, issued to Vijay Lumba.
10.16   Convertible Debenture, dated January 6, 1999, issued to Leonard Smith.
10.17   Convertible Debenture, dated January 6, 1999, issued to Tracy
        Livingston.
10.18   Convertible Debenture, dated January 6, 1999, issued to David Bernardi.
10.19   1998 Stock Option Plan and Form of Stock Option Grant
21      List of Subsidiaries.
27      Financial Data Schedule.

(1) Incorporated by reference to Amendment No. 1 on Registration Statement on Form S-1 filed October 24, 1997 (File No.
333-37189).



(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-12965).

(3) Incorporated by reference to Registration Statement on Form S-1 filed October 3, 1997 (File No. 333-37189).

(4) Incorporated by reference to the Company's amended Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 033-19583).

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed January 14, 1999 (File No. 001-12965).

#        Identifies a "management contract or compensatory plan or arrangement".

                        Consolidated Financial Statements

                            ZEVEX International, Inc.

                    For the years ended December 31, 1998 and
                                December 31, 1997
                       with Independent Auditors' Reports

                            ZEVEX International, Inc.

                        Consolidated Financial Statements

                    For the years ended December 31, 1998 and
                                December 31, 1997




                                    Contents

Report of Daines & Rasmussen, P.C., Independent Auditors.......................
Report of Ernst & Young LLP, Independent Auditors..............................

Consolidated Financial Statements

Consolidated Balance Sheets ...................................................
Consolidated Statements of Operations .........................................
Consolidated Statements of Stockholders' Equity ...............................
Consolidated Statements of Cash Flows .........................................
Notes to Consolidated Financial Statements ....................................

                          Independent Auditors' Report

Board of Directors and Stockholders
ZEVEX International, Inc.

We have audited the accompanying consolidated balance sheets of ZEVEX International, Inc. and its subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZEVEX International, Inc. and its subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Salt Lake City, Utah                                  /Daines & Rasmussen, P.C.
February 13, 1997

                          Independent Auditors' Report

Board of Directors and Stockholders
ZEVEX International, Inc.

We have audited the accompanying consolidated balance sheets of ZEVEX International, Inc. and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZEVEX International, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Salt Lake City, Utah                                          /Ernst & Young LLP
February 24, 1999

                            ZEVEX International, Inc.

                           Consolidated Balance Sheets

                                                                                   December 31
                                                                             1998              1997
                                                                       ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                              $   7,960,511    $   2,260,426
   Cash restricted for sinking fund payment on industrial
     development bond                                                           182,049           76,164
   Accounts receivable, net of allowance for doubtful
     accounts of $138,000 in 1998 and $33,000 in 1997                         3,435,181        2,095,455
   Inventories                                                                5,574,394        3,540,591
   Marketable securities                                                      1,598,032       10,403,109
   Deferred income taxes                                                        249,251           82,930
   Prepaid expenses                                                              65,561           67,307
                                                                       ------------------------------------
                                                                       ------------------------------------
Total current assets                                                         19,064,979       18,525,982

Property and equipment, net                                                   5,505,643        3,933,804
Patents and trademarks, net of amortization of $17,439
   and $7,718                                                                   139,792          122,002
Goodwill                                                                      8,998,006                -
Other assets                                                                     52,559              755
                                                                       ====================================
                                                                          $  33,760,979    $  22,582,543
                                                                       ====================================

Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                       $   1,076,110    $     640,579
   Accrued liabilities                                                          469,079          244,484
   Income taxes payable                                                          50,891          285,403
   Bank lines of credit                                                         541,993                -
   Current portion of long-term debt                                          5,042,000          100,000
   Other                                                                        215,873           20,000
                                                                       ------------------------------------
Total current liabilities                                                     7,395,946        1,290,466

Deferred income taxes                                                            97,228          126,380
Industrial development bond                                                   1,800,000        1,900,000
Convertible debt, long-term portion                                           4,350,000                -
Other long-term liabilities                                                       3,270                -

Stockholders' equity:
   Common stock, $.001 par value: 10,000,000 shares
     authorized; 3,418,876 and 3,264,326 shares issued
     and outstanding in 1998 and 1997, respectively                               3,419            3,265
   Additional paid in capital                                                17,381,793       16,697,203
   Retained earnings                                                          2,927,422        2,565,229
   Treasury stock, 6,700 shares at cost                                         (50,790)               -
   Unrealized loss on available-for-sale securities, net
     of tax benefit of $87,633                                                 (147,309)               -
                                                                       ------------------------------------
Total stockholders' equity                                                   20,114,535       19,265,697
                                                                       ====================================
                                                                          $  33,760,979    $  22,582,543
                                                                       ====================================


See accompanying notes.

                            ZEVEX International, Inc.

                      Consolidated Statements of Operations



                                                                         Year ended December 31
                                                          -----------------------------------------------------
                                                                 1998             1997             1996
                                                          -----------------------------------------------------
Revenues:
   Product sales                                              $10,475,256      $  8,176,155     $  4,891,272
   Engineering services                                           609,157           792,270          772,461
                                                          -----------------------------------------------------
                                                               11,084,413         8,968,425        5,663,733

   Cost of sales                                                6,846,443         4,757,057        2,936,055
                                                          -----------------------------------------------------
Gross profit                                                    4,237,970         4,211,368        2,727,678

Operating expenses:
   General and administrative                                   2,609,763         1,738,375        1,363,900
   Selling and marketing                                        1,269,645           742,715          528,417
   Research and development                                       290,669           702,563          527,562
                                                          -----------------------------------------------------
                                                                4,170,077         3,183,653        2,419,879
                                                          -----------------------------------------------------

Operating income                                                   67,893         1,027,715          307,799

Other income (expense):
   Interest income                                                567,991           125,315           53,819
   Interest expense                                               (92,152)          (78,179)         (12,981)
   Unrealized gain (loss) on marketable securities                (68,370)                -          203,109
                                                          -----------------------------------------------------
Income before provision for income taxes                          475,362         1,074,851          551,746

Provision for income taxes                                       (113,169)         (356,609)        (206,169)
                                                          -----------------------------------------------------

Net income                                                  $     362,193     $     718,242    $     345,577
                                                          =====================================================

Basic net income per common share                         $             .11   $         .34    $         .25
                                                          =====================================================

Diluted net income per common share                       $             .10   $         .29    $         .24
                                                          =====================================================



  See accompanying notes.

                            ZEVEX International, Inc.

                 Consolidated Statements of Stockholders' Equity




                                                                                                  Unrealized
                                                                                                    Loss on
                                                            Additional                           Available-for-Sale
                                        Common Stock          Paid-in     Retained     Treasury
                                   ------------------------
                                     Shares      Amount       Capital     Earnings      Stock     Securities      Total

                                   -----------------------------------------------------------------------------------------

Balances at December 31, 1995       1,365,716     $1,366   $  1,398,096   $1,501,410 $           $           -$  2,900,872
                                                                                             -
   Issuance of common stock for
     acquisition of land              130,000        130        454,870            -         -             -       455,000
   Net income                               -          -              -      345,577         -             -       345,577
                                   -----------------------------------------------------------------------------------------
Balances at December 31, 1996       1,495,716      1,496      1,852,966    1,846,987         -                   3,701,449
   Issuance of common stock for
     cash                           1,700,000      1,700     14,592,681            -         -             -    14,594,381
   Exercise of stock options for
     cash                              44,610         45         70,580            -         -             -        70,625
   Exercise of warrants for cash       24,000         24        179,976            -         -             -       180,000
   Issuance of warrants to
     purchase 100,000 shares of
     common stock for cash                  -          -          1,000            -         -             -         1,000
   Net income                               -          -              -      718,242         -             -       718,242
                                   -----------------------------------------------------------------------------------------
Balances at December 31, 1997       3,264,326     $3,265     16,697,203    2,565,229         -             -    19,265,697

   Comprehensive income:
     Net income                             -          -              -      362,193         -             -       362,193
     Other comprehensive income,
        net of tax:
          Unrealized loss on
            available-for-sale
            securities                      -          -              -            -         -      (147,309)     (147,309)
                                                                                                              --------------
   Total comprehensive income                                                                                      214,884
                                                                                                              --------------

   Exercise of stock options for
     cash                               9,550          9         33,485            -         -             -        33,494
   Exercise of warrants for cash       30,000         30        104,970            -         -             -       105,000
   Issuance of common stock for
     product line acquisition         115,000        115        546,135            -         -             -       546,250
   Purchase of 6,700 shares of
     treasury stock                         -          -              -            -   (50,790)            -       (50,790)
                                   =========================================================================================
Balances at December 31, 1998       3,418,876     $3,419    $17,381,793   $2,927,422  $(50,790)    $(147,309)  $20,114,535
                                   =========================================================================================




See accompanying notes.

                            ZEVEX International, Inc.

                      Consolidated Statements of Cash Flows

                                                                     Year ended December 31,
                                                          -----------------------------------------------
                                                               1998            1997           1996
                                                          -----------------------------------------------
 Cash flows from operating activities
 Net income                                                 $   362,193    $   718,242     $   345,577
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Depreciation and amortization expense                     471,752        284,174         232,625
      Provision (benefit) for deferred income taxes            (136,473)       (35,762)         79,212
      Unrealized loss (gain) on marketable securities            68,370              -        (203,109)
      Changes in operating assets and liabilities, net of
        acquisitions:
        Increase in restricted cash for sinking fund
          payment on industrial development bond               (105,885)       (76,164)              -
        Increase in accounts receivable                        (989,046)      (665,934)       (219,727)
        Increase in inventories                              (1,612,638)    (2,196,294)       (552,337)
        (Increase) decrease prepaid expenses                     12,411        (20,499)        (43,973)
        (Increase) decrease in other assets                     (46,539)         2,734           5,193
        Increase in accounts payable                            260,235        301,556         147,461
        Increase in accrued liabilities and other               112,384         75,606          92,672
        Increase (decrease) in income taxes payable            (234,512)       285,403         (58,735)
                                                          -----------------------------------------------
 Net cash flows used in operating activities                 (1,837,748)    (1,326,938)       (175,141)

 Cash flows from investing activities
 Purchase of property and equipment                          (1,185,805)    (3,004,926)       (619,188)
 Purchase of businesses, net of cash acquired                (9,480,313)             -               -
 Purchases of available-for-sale marketable securities       (1,698,235)   (10,200,000)              -
 Redemptions of available-for-sale marketable securities     10,200,000              -               -
 Addition of patents and trademarks                             (27,511)       (78,663)        (51,057)
                                                          -----------------------------------------------
 Net cash flows used in investing activities                 (2,191,864)   (13,283,589)       (670,245)

 Cash flows from financing activities
 Proceeds from issuance of common stock                               -     14,594,381               -
 Proceeds from exercise of warrants                             105,000        180,000               -
 Proceeds from exercise of stock options                         33,494         70,625               -
 Proceeds from sale of 100,000 warrants                               -          1,000               -
 Issuance of debt related to business acquisitions            9,300,000              -               -
 Proceeds from bank line of credit                              441,993        639,892          60,108
 Repayments of bank line of credit                                    -       (700,000)              -
 Purchase of treasury stock                                     (50,790)             -               -
 Proceeds from industrial development bonds                           -              -       2,000,000
 Payments on industrial development bond                       (100,000)             -               -
                                                          -----------------------------------------------
 Net cash flows provided by financing activities              9,729,697     14,785,898       2,060,108
                                                          -----------------------------------------------
 Net  increase in cash and cash equivalents                   5,700,085        175,371       1,214,722
 Cash and cash equivalents at beginning of year               2,260,426      2,085,055         870,333
                                                          -----------------------------------------------
 Cash and cash equivalents at end of year                   $ 7,960,511    $ 2,260,426      $2,085,055
                                                          ===============================================



 See accompanying notes.

1. Summary of Significant Accounting Policies

Description of Organization and Business

The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to ZEVEX International, Inc. on August 15, 1988. In November 1998 the Company reincorporated into Delaware. During 1998, the Company's operations consisted of the business of its wholly-owned subsidiary, ZEVEX, Inc. In December 1998, the Company acquired an additional product line and completed the acquisition of two additional subsidiaries (See Note 2). The Company and its subsidiaries design and manufacture advanced medical devices, including surgical systems, device components, and sensors for medical and industrial technology companies. The Company and its subsidiaries also design, manufacture, and market their own medical devices using its proprietary technologies. The Company's design and manufacturing service customers are primarily medical technology companies, which sell the Company's systems and devices under private labels or incorporate the Company's devices into their products.

Principles of Consolidation

The consolidated balance sheet at December 31, 1998 includes the accounts of ZEVEX International, Inc. (Company) and its wholly-owned operating subsidiaries ZEVEX, Inc., Aborn Electronics, Inc., and JTech Medical Industries, Inc. The consolidated statement of operations excludes the results of Aborn and JTech for 1998, because these two acquisitions were consummated effective as of December 31, 1998. At December 31, 1997, the consolidated financial statements include the accounts of ZEVEX International, Inc. (Company) and its wholly-owned operating subsidiary ZEVEX, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all certificates of deposit and highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

The Company's financial instruments consist primarily of cash, cash equivalents, marketable securities and trade accounts receivable. Cash and cash equivalents are held in federally insured financial institutions or invested in high grade short-term commercial paper issued by major United States corporations. Marketable securities consist principally of high grade corporate and municipal bonds. The Company sells its products primarily to, and has trade receivables with, independent durable medical equipment manufacturers and dealers in the United States and abroad. During the years ended December 31, 1998 and 1996, three of the Company's customers each accounted for more than 10% of net product sales; whereas, for the year ended December 31, 1997, four of the Company's customers each accounted for more than 10% of net product sales. Less than 10% of product sales are to foreign customers.

As a  general  policy,  collateral  is not  required  for  accounts  receivable;
however, the Company periodically monitors the need for an allowance for doubtful accounts based upon expected collections of accounts receivable and specific identification of uncollectible accounts. Additionally, customers' financial condition and credit worthiness are regularly evaluated. Historical losses have not been material.

Inventories

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

Marketable Securities

The Company's short-term investments are comprised of debt and equity securities, all classified as either trading or available-for-sale securities, which are carried at their fair value based upon quoted market prices of those investments at December 31, 1998 and 1997. Unrealized gains or losses for trading securities are included in income. Unrealized gains and losses on available-for-sale securities are reported, net of tax, in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Net unrealized holding losses on trading securities for the periods ending December 31, 1998 and 1997 of $68,370 and zero, respectively, are included in net income; and, net unrealized holding losses on available-for-sale securities for the periods ending December 31, 1998 and 1997 of $234,942 ($147,309 net of taxes) and zero, respectively, are included in stockholders' equity.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over expected useful lives of three to twenty-five years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining lease term or their estimated useful lives.

Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are charged to costs and expenses as incurred.

Patents and Trademarks

The costs of acquired and internally developed patents and trademarks are amortized over the lesser of fifteen years or the estimated useful life of the intangible asset on the straight-line basis. The Company periodically reviews the recoverability of patents and trademarks as well as other long-term assets and, where impairment in value has occurred, such intangibles are written down to net realizable value.

Goodwill

Goodwill is recorded at the lower of cost or its net realizable value and is being amortized on a straight-line basis over fifteen years. At December 31, 1998, no accumulated amortization for goodwill has been recorded, since the acquisitions giving rise to the goodwill were consummated effective December 31, 1998 The Company periodically reviews the recoverability of these intangible assets in order to determine if they should be written down to their net realizable value.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," the Company reviews long-lived and intangible assets for impairment whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

Income Taxes

The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

New Accounting Pronouncement

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The effect of adoption of SFAS No. 130 was a decrease in comprehensive income to $214,884, which reflects the change in the unrealized loss on available-for-sale securities of $147,309, net of tax benefit of $87,633, for the year ended December 31, 1998. There were no items of other comprehensive income prior to 1998.

Revenue Recognition

The Company records revenue from the sale of manufactured products upon shipment. Revenue from contracts to perform engineering design and product development services are generally recognized as milestones are achieved; costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed during the year in which they are incurred. Advertising expenses were $137,627, $82,530 and $113,566, respectively for the years ended December 31, 1998, 1997 and 1996.

Net Income Per Common Share

Basic net income per common share is  calculated  by dividing net income for the
period  by  the   weighted-average   number  of  the  Company's   common  shares
outstanding.

Diluted net income per common share includes the dilutive  effect of options and
warrants  in  the  weighted-average   number  of  the  Company's  common  shares
outstanding as calculated using the treasury stock method.

Net income as presented on the statement of operations represents the numerator used in calculating basic and diluted net income per common share. The following table sets forth the computation of the shares used in determining basic and diluted net income per common share:

(in thousands)                                                       1998            1997           1996
                                                                  -----------     -----------    ------------

Denominator for basic net income per common share -
   weighted average shares                                           3,298           2,098          1,389
Dilutive securities: warrants and stock options                        338             345             23
                                                                  ===========     ===========    ============
Denominator for diluted net income per common share -
   adjusted weighted average shares                                  3,636           2,443          1,412
                                                                  ===========     ===========    ============


Options and warrants to purchase 229,500, 312,000, and 56,100 shares of common stock were outstanding at December 31, 1998, 1997, and 1996, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

All shares  held in the  Company's  Employee  Stock  Ownership  Plan  (ESOP) are
considered   outstanding   for  both  basic  and  diluted   earnings  per  share
calculations.

Supplemental Cash Flow Information

 Supplemental disclosures of cash flow information were as follows:


                                                               1998            1997           1996
                                                          -----------------------------------------------
 Cash paid during the year for:
    Interest                                                $    92,887    $    77,641      $    6,530
    Income taxes                                                481,589         71,206         170,839

 Schedule of non cash financing activities
    Issuance of common stock for acquisition
      of land, 130,000 shares                                         -              -         455,000
    Issuance of common stock for acquisition
      of Nutrition Medical product line                         546,250              -               -


2. Acquisitions

On December 23, 1998, the Company acquired a product line of enteral feeding pumps from Nutrition Medical, Inc. to complement its own existing product line. The aggregate purchase price of $1,072,469, including legal expenses of $26,219, is payable in cash of $500,000 (see Note 15 - Subsequent Event), which is included in current portion of long-term debt and 115,000 shares of the Company's common stock. In addition, Nutrition Medical, Inc. entered into a noncompete agreement. The acquisition has been accounted for as a purchase and, accordingly, the 1998 consolidated statement of income includes the results of operations of the product line from the date of acquisition.

On December 31, 1998, the Company acquired all of the issued and outstanding capital stock of Aborn Electronics, Inc. (Aborn), a California corporation engaged in designing, developing and manufacturing optical sensor components for medical and industrial applications. These components are incorporated into the end products of Aborn's design and manufacturing service customers, which are primarily medical products and electronic products companies. The aggregate purchase price of $5,100,000 is payable in cash of $1,350,000 (see Note 15 - Subsequent Event), which is included in current portion of long-term debt, and a 7% interest bearing convertible debenture of $1,350,000. Included in the purchase price is an earn-out provision that provides additional consideration, not to exceed cash of $950,000 and a convertible debenture of $950,000.

This earn-out provision is triggered if Aborn achieves certain levels of revenue and pretax income. Additional consideration may range from zero to the full $1,900,000, depending on achievement of levels of revenue and income within the earn-out formula. Any additional consideration paid will result in an adjustment to goodwill. The convertible debentures are convertible into ZEVEX common stock at $11 per share between one to three years from the issuance dates. The acquisition has been accounted for as a purchase.

On December 31, 1998, the Company acquired all of the issued and outstanding capital stock of JTech Medical Industries, Inc. (JTech), a Utah corporation engaged in designing, developing and manufacturing advanced medical devices for use in several medical specialties, including occupational medicine, orthopedics, physical medicine and rehabilitation, chiropractic, physical therapy, neurology, podiatry and athletic training. JTech also provides educational products and services, such as in-office training, seminars, and multimedia disks. The aggregate purchase price of $7,250,000 is payable in cash of $3,100,000 (see Note 15 Subsequent Event), which is included in current portion of long-term debt, and a 8% interest bearing convertible debenture of $3,000,000. Included in the aggregate purchase price are earn-out provisions over the following two years that provide additional consideration not to exceed cash of $575,000 and a convertible debenture of $575,000. The earn-out provision is triggered if JTech achieves certain levels of pretax income. Additional consideration may range from zero to the full $1,150,000, depending on achievement of pretax income within the earn-out formula. Any additional consideration paid will result in an adjustment to goodwill. The convertible debentures are convertible into common stock at $11 per share between December 31, 1999 and 2001. The acquisition has been accounted for as a purchase.

The unaudited pro forma results of operations assuming consummation of these acquisitions as of January 1, 1997 are as follows:


                                                            1998                1997
                                                     ----------------------------------------

Revenues                                               $    15,131,000    $    13,049,000
Net income                                                     461,000            894,000

Basic net income per common share                      $           .14    $           .43
Diluted net income per common share                                .13                .35
                                                     ========================================

3. Inventories

Inventories consist of the following at December 31, 1998 and 1997:


                                                             1998               1997
                                                      ---------------------------------------

Materials                                                $    3,156,276     $    2,306,818
Work in Progress                                              1,831,112          1,044,331
Finished goods, including completed subassemblies
                                                                587,006            189,442
                                                      =======================================
                                                         $    5,574,394     $    3,540,591
                                                      =======================================


4. Marketable Securities

The following is a summary of available-for-sale securities at December 31, 1998:


                                              Gross Unrealized  Gross Unrealized  Estimated Fair
                                  Cost             Gains             Losses           Value
                             ---------------- ----------------- ----------------------------------

U.S. corporate securities        $1,209,235         $     -        $         -       $1,209,235
Equity securities                   489,000               -            234,942          254,058
                             ---------------- ----------------- ----------------------------------

                                 $1,698,235         $     -        $   234,942       $1,463,293
                             ================ ================= ==================================

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                 Estimated Fair
                                               Cost            Value
                                         ----------------------------------

U.S. corporate securities:
   Due within 1 year                        $   717,536      $   717,536
   Due after 1 to 5 years                       491,699          491,699
                                         ----------------------------------

                                              1,209,235        1,209,235

Equity securities                               489,000          254,058
                                         ----------------------------------

Total                                        $1,698,235       $1,463,293
                                         ==================================

5. Property and Equipment

At December 31, 1998 and 1997, property and equipment consists of the following:


                                                             1998                1997
                                                       ------------------ -------------------

Machinery and equipment                                 $    1,351,078     $      497,540
Furniture and fixtures                                       1,017,847            592,889
Vehicles                                                        13,000              4,500
Tooling costs                                                  753,786            495,986
Building                                                     2,755,644          2,717,962
Land                                                         1,084,415            505,000
                                                       ------------------ -------------------
                                                             6,975,770          4,813,877
Less accumulated depreciation and amortization
                                                             1,470,127            880,073
                                                       ------------------ -------------------
                                                        $    5,505,643     $    3,933,804
                                                       ================== ===================


Depreciation expense for the years ended December 31, 1998, 1997 and 1996 amounted to $462,031, $278,156 and $230,925, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following:

                                                             1998                1997
                                                       ------------------ -------------------

Accrued payroll and related taxes and benefits
                                                              $311,558           $167,164
Accrued vacation                                                86,267             45,331
Warranty reserve                                                65,000             25,000
Accrued interest                                                 6,254              6,989
                                                       ------------------ -------------------
                                                              $469,079           $244,484
                                                       ================== ===================


7. Income Taxes

The provision for income taxes is made, at Federal and State statutory rates, based on pretax income reported in the financial statements.

Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Significant components of the Company's net deferred income taxes as of December 31, 1998 and 1997 are as follows:


                                                                          1998                1997
                                                                     ------------------- --------------------
Deferred tax assets:
    Non-deductible accruals and expenses                                  $ 161,618             $ 82,930
    Unrealized loss on available-for-sale securities                         87,633                    -
                                                                     ------------------- --------------------
Total deferred tax assets                                                   249,251               82,930

Deferred tax liabilities:
    Accelerated depreciation                                               (46,970)             (50,620)
    Net unrealized gains on trading securities                             (50,258)             (75,760)
                                                                     ------------------- --------------------
Total deferred tax liabilities                                             (97,228)            (126,380)
                                                                     =================== ====================
                                                                          $ 152,023            $(43,450)
                                                                     =================== ====================

The provision for income taxes consists of the following:


                                                                1998             1997             1996
                                                           ---------------- ---------------- ----------------
Current taxes:
Federal                                                        $(165,840)       $(333,620)        $(137,196)
State                                                            (24,244)         (56,793)          (17,936)
R&D credit                                                        28,075           69,565            28,175

Deferred taxes:
Federal                                                           44,519          (31,176)          (69,057)
State                                                              4,321           (4,585)          (10,155)
                                                           ---------------- ---------------- ----------------

Provision for income taxes                                   $  (113,169)       $(356,609)        $(206,169)
                                                           ================ ================ ================


The actual tax expense differs from the 34% Federal statutory rate as follows:

                                                                1998             1997             1996
                                                           ---------------- ---------------- ----------------

Expected tax (expense) at federal rate                         $(161,623)       $(365,449)       $(187,594)
State income tax expense, net of federal benefit
                                                                 (15,687)         (35,470)         (18,208)
Research and development credit                                   28,075           69,565           28,175
Non-deductible expenses                                          (11,985)          (8,782)          (6,164)
Tax-exempt interest                                               57,549            7,381                -
Other                                                             (9,498)         (23,854)         (22,378)
                                                           ---------------- ---------------- ----------------
Total provision for income taxes                               $(113,169)       $(356,609)       $(206,169)
                                                           ================ ================ ================

8. Debt

Bank Lines of Credit

The Company renewed its line of credit arrangement with a financial institution for $5 million. The line matures on May 31, 1999. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which is 7.75% at December 31, 1998 and 8.25% at December 31, 1997. The Company's balance on its line of credit was $441,993 at December 31, 1998 and zero at December 31, 1997. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of December 31, 1998, the Company was in compliance with these financial covenants.

In addition, JTech also has a line of credit with a financial institution for $150,000. The line bears interest at the prime rate plus 1% (8.75% at December 31, 1998) and matures on March 15, 1999. The balance under this line of credit was $100,000 at December 31, 1998. The line of credit is collateralized by all of the assets of JTech and contains certain covenants. JTech was in compliance with the debt covenants at December 31, 1998.


Industrial Development Bond

On October 30, 1996, the Company completed a transaction defined as "Murray City, Utah, Adjustable Rate Industrial Development Revenue Bonds, Series 1997 (ZEVEX, Inc. Project)" in the amount of $2,000,000. The bonds are secured by an irrevocable Letter of Credit issued by a bank, which is subject to expiration no later than April 15, 2002. The bonds bear interest at an adjustable rate based on the weekly tax-exempt floater rate as determined by the remarketing agent. The bonds mature on October 1, 2016. Principal reductions occur in the amount of $100,000 per year at a rate of $8,333 per month starting April 1, 1997. The outstanding balance was $1,900,000 at December 31, 1998, of which $100,000 is classified as current.

Convertible Debt

In connection with the acquisitions of Aborn and JTech, the Company issued $1,350,000 in 7% interest bearing convertible debentures and $3,000,000 in 8% interest bearing convertible debentures (See Note 2). Accrued interest is due and payable quarterly beginning on April 1, 1999. All accrued interest and principal is due and payable December 31, 2002. The bonds are convertible between December 31, 1999 and December 31, 2002 at $11 per share.

9. Employee Benefit Plans

401(k) Profit Sharing Plan

During 1991, the Company established a qualified 401(k) profit sharing plan covering substantially all employees. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make a contribution of an additional amount of up to four percent (4%) of the eligible employees' salary and a discretionary amount to be determined each year by the Board of Directors. Employees are fully vested after seven years. Contributions to the plan for the year ended December 31, 1998, 1997 and 1996 were $98,865, $60,274 and $86,035, respectively. The Company has recorded a payable to the plan of $18,844 and $25,410 at December 31, 1998 and 1997, respectively, which is included in accrued liabilities.

Employees' Stock Ownership Plan

Effective October 14, 1993, the Company adopted an Employee Stock Ownership Plan that covers all employees who are over the age of 21, have been employed for at least 90 days and who provide at least 1,000 hours of service.

Full vesting will occur after seven years of service or upon normal retirement at 65 years of age. Contributions to the plan are at the discretion of the Board of Directors with no minimum annual funding requirements. Contributions to the plan will be primarily made with common stock of the Company.

No contribution was made for the years ended December 31, 1998 and 1997.

10. Stockholders' Equity

Change in Authorized Shares and Par Value

In connection with the 1997 reincorporation into Delaware, the Company adopted an Amended and Restated Certificate of Incorporation which provides that the Company is authorized to issue 2,000,000 shares of $.001 par value preferred stock and 10,000,000 shares of $.001 par value common stock.

Issuance of Common Stock

On November 29, 1996, the Company paid cash of $50,000 and issued 130,000 shares of the Company's common stock for the purchase of 3.7 acres of land in Murray, Utah for the purpose of constructing a manufacturing facility.

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

In November 1997 the Company completed a secondary public offering of 1,200,000 shares of its common stock. Total net proceeds from the offering were $13,344,381.

Warrants

In February 1997, the Company issued 500,000 warrants in connection with a $1,250,000 private placement offering, as discussed above. As of December 31, 1998, 30,000 warrants have been exercised for a total consideration of $105,000.

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

Common Stock Reserved for Future Issuance

At December 31, 1998, the Company had reserved 1,135,840 shares of common stock for future issuance, including 590,000 shares reserved for exercise of warrants and 545,840 shares reserved under the Company's stock option plan.

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

On September 30, 1997, the Company granted a total of 210,000 options with an exercise price of $16.44 to three officers/directors. In 1998, the options were subsequently repriced with an exercise price of $5.00. The options vest ratably over a four year period from the grant date.

All options granted under the Stock Option Plan expire after five to seven years from the grant date and becomes exercisable no later than four years from the grant date.

A summary of stock option activity, and related information for the years ended December 31, 1996, 1997 and 1998 follows:


                                       Shares            Outstanding Stock Options           Weighted-
                                                    ------------------------------------
                                      Available         Number of           Price             Average
                                      for Grant          shares           Per Share       Exercise Price
                                  ------------------------------------ ----------------- ------------------

Balance at December 31, 1995            222,840           77,160          $.79-5.00           $  2.70
   Additional authorization             100,000                -              -                     -
   Options granted                      (12,000)          12,000            $4.50             $  4.50
   Options canceled                       3,060           (3,060)         $2.50-5.00          $  3.24
                                  ------------------------------------ ----------------- ------------------

Balance at December 31, 1996            313,900           86,100          $.79-5.00           $  2.93
   Additional authorization             200,000                -              -                     -
   Options granted                     (275,050)         275,050         $3.50-17.50           $13.51
   Options exercised                          -          (44,610)         $.79-$5.00          $  1.58
   Options canceled                       2,850           (2,850)        $3.50-$5.00          $  3.97
                                  ------------------------------------ ----------------- ------------------

Balance at December 31, 1997            241,700          313,690         $2.50-17.50           $12.39
   Options granted                     (390,000)         390,000          $5.00-7.64          $  6.48
   Options exercised                          -           (9,550)         $2.50-5.00          $  3.51
   Options canceled                     299,500         (299,500)        $3.50-17.50           $15.77
                                  ------------------------------------ ----------------- ------------------

Balance at December 31, 1998            151,200          394,640          $2.50-5.00          $  4.76
                                  ==================================== ================= ==================

Stock Option Plan

The weighted average fair value of options granted in the years ended December 31, 1998, 1997, and 1996 were $3.29, $9.98, and $1.33, respectively. During
1998, the Company canceled options to purchase up to 298,000 shares with exercise prices ranging from $7.63 to $17.50 and regranted options to purchase the same number shares at an exercise price of $5.00 per share. Of these 298,000 options, 212,000 were outstanding at the beginning of the year, with the remaining 86,000 shares granted in early 1998.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997, and 1996, respectively: risk-free interest rate of 5.3%, 5.9%, and 6.1%, dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .88, .90, and .40; and a weighted-average expected life of the option of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Because the effect of SFAS No. 123 is prospective, the initial impact on pro forma net income may not be representative of compensation expense in future years. The effect on the Company's pro forma results for fiscal year 1996 was not material (less than $.01 per share).

For the years ended December 31, 1998 and 1997, pro forma net income and pro forma net income per common share were as follows:

                                                               1998                1997
                                                         ------------------ -------------------

Pro forma:
   Net income                                                   $10,000          $554,000
   Basic net income per common share                                  -               .26
   Diluted net income per common share                                -               .23


Additionally, SFAS No. 123 requires that companies with wide ranges between the high and low exercise prices of its stock options segregate the exercise prices into ranges that are meaningful for assessing the timing and number of additional shares that may be issued and the cash that may be received as a result of the option exercises. Below are the segregated ranges of exercise prices as of December 31, 1998:


                         Options Outstanding                                   Options Exercisable
----------------------------------------------------------------------    -------------------------------
                                       Weighted
                                        Average          Weighted                            Weighted
    Range of                           Remaining         Average                             Average
    Exercise           Number         Contractual        Exercise             Number         Exercise
     Prices         Outstanding          Life             Price            Exercisable        Price
----------------- ----------------- ---------------- -----------------    --------------- ---------------

   $2.50-3.50           35,140        2.48 years           $3.20               35,140           $3.20
   $3.85-5.00          359,500        4.17 years           $4.92             124,750            $4.76
----------------- ----------------- ---------------- -----------------    --------------- ---------------
                                                     -----------------

   $2.50-5.00          394,640        4.02 years           $4.76             159,890            $4.42
================= ================= ================ =================    =============== ===============

11. Lease Commitments

In 1996 the Company and its subsidiary occupied an administrative and manufacturing facility under the terms of an operating lease agreement. In June 1997 the Company moved into a new facility owned by and constructed for the Company.

Lease expense of $55,695 and $109,505 has been charged to operations for the years ended December 31, 1997 and 1996, respectively. The lease expired in April 1997.

12. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Marketable securities: The Company determines fair values based on quoted market prices.

     Convertible debt and Industrial development bond: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments are as follows:


                                                    1998                               1997
                                     ----------------------------------------------------------------------
                                     Carrying Amount         Fair       Carrying Amount         Fair
                                                            Value                              Value
                                     ----------------- ---------------------------------- -----------------

Cash and cash equivalents             $   7,960,511      $   7,960,511  $    2,260,426      $   2,260,426
Marketable securities:
   Trading securities                       134,739            134,739      10,403,109         10,403,109
   Available-for-sale securities          1,463,293          1,463,293               -                  -
Convertible debt                          4,350,000          4,350,000               -                  -
Industrial development bond               1,900,000          1,900,000       2,000,000          2,000,000

13. Major Customers

Sales to major customers for the years ended December 31, 1998, 1997 and 1996, are summarized as follows (percent of product sales):

                                              Year ended December 31,
                                -----------------------------------------------
                                      1998             1997              1996
                                ----------------- ---------------- ------------

Customer A                               16%               17%               *%
Customer B                               15%               15%              23%
Customer C                               13%               18%              33%
Customer D                                *%               15%              10%
                                ----------------- ---------------- ------------

                                         44%               65%              66%
                                ================= ================ ============
-----------------
* Less than 10% of sales.

14. Related Party Transactions

On April 15 1997, the Company entered into a consulting agreement with another company owned by certain stockholders to provide services related to strategic planning, public relations, financing and potential acquisition of new products or companies. Under the consulting agreement, the Company paid an initial fee of $50,000 and must pay $10,000 per month for two years. In addition, these certain stockholders have the right to appoint one director to the Company's Board of Directors.

In connection with the secondary public offering completed in November 1997, certain stockholders waived their registration rights on 350,000 warrants. In exchange, the Company and the stockholders executed a registration rights agreement, entitling the stockholders to certain demand registration rights for a period of two years from the agreement's effective date.

15. Subsequent Event

In January 1999, the Company paid cash of $4,950,000 to Nutrition Medical, Inc. and to the former stockholders of Aborn and JTech in connection with the acquisitions described in Note 2.

                                  Exhibit 10.15
       Convertible Debenture, dated January 6, 1999, issued to Vijay Lumba


         THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR APPLICABLE STATE LAW AND MAY NOT BE OFFERED, SOLD, OR OTHERWISE TRANSFERRED, PLEDGED, OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER THE ACT OR STATE LAW OR, IN THE OPINION OF COUNSEL IN FORM AND SUBSTANCE SATISFACTORY TO THE ISSUER OF THE SECURITIES, SUCH OFFER, SALE, OR TRANSFER, PLEDGE, OR HYPOTHECATION IS IN COMPLIANCE THEREWITH.


                              CONVERTIBLE DEBENTURE

                              (Due January 5, 2002)

January 6, 1999                                                   $1,134,000.00
                                                                  -------------
(the "Issuance Date")

         The undersigned, ZEVEX INTERNATIONAL, INC., a Delaware corporation (the "Company"), for value received, hereby promises to pay to the order of VIJAY LUMBA (the "Holder") the principal amount of One Million One Hundred Thirty-Four Thousand Dollars ($1,134,000.00) together with interest on such principal amount and any other amounts due under this Debenture.

         This Debenture (the "Debenture") is issued pursuant to that certain Stock Purchase Agreement, dated December 31, 1998, entered into between the Company and the Holder of this Debenture (the "Agreement"). This Debenture is also subject to the following additional terms and conditions:

1. Interest. Commencing on the date of this Debenture and continuing until all principal and interest due under this Debenture are paid in full, the outstanding principal balance of this Debenture shall bear interest at the rate of seven percent (7%) per annum, compounded annually. Interest shall accrue daily and be calculated on the basis of a three hundred sixty (360) day year and the actual number of days elapsed in any partial calendar month.

2. Payment. Accrued interest shall be due and payable beginning April 1, 1999 and on each July 1, October 1, January 1, and April 1 thereafter until this Debenture is paid in full. The unpaid principal balance of this Debenture, together with any and all accrued but unpaid interest, shall be due and payable in full three (3) years from the Issuance Date. All payments of principal and interest shall be made in lawful money of the United States of America at the address of the Holder set forth in Section 7.1 below. Unless the Holder shall elect otherwise, each payment made under this Debenture shall be applied first to interest due under this Debenture and any balance shall be applied to reduce the principal balance of this Debenture.

3.       Right of Conversion

         3.1 Conversion  Into Company  Securities.  At any time after a date one
(1) year from the Issuance Date until a date three (3) years after the Issuance Date, and from time to time during such period, the Holder may elect to convert all or a portion of the unpaid principal amount and all accrued but unpaid interest of this Debenture into fully paid and nonassessable shares of Company Common Stock, $0.001 par value (the "Conversion Shares") at the conversion price of eleven dollars ($11.00) per share (the "Conversion Price"); provided that any partial conversion of less than the entire remaining principal balance of this Debenture may not be less than $25,000 in principal and accrued and unpaid interest.

         3.2 Mechanics of Conversion. Upon the Holder's election to convert pursuant to Section 3.1 above, the Holder shall send written notice of its election to the Company and shall surrender this Debenture to the Company at its principal office. The written election shall specify the amount of principal and accrued and unpaid interest that is to be converted. Each conversion shall be deemed to have been effected as of the close of the business on the date on which the notice is delivered to the Company and the outstanding principal balance and accrued and unpaid interest shall be reduced by the amount converted as set forth in the notice. Within a reasonable time thereafter, the Company shall cancel the designated portion of the unpaid principal amount of this Debenture converted by the Holder and issue and deliver to the Holder a certificate or certificates (the "Conversion Certificates"), registered in the name of such Holder, for the number of full shares of the Conversion Shares issuable at the Conversion Price, bearing such restrictive legends as may be required by federal and state securities laws. In the event of a partial Conversion, the Company shall return with the Conversion Certificates this Debenture, bearing a proper notation of the principal amount that remains due and payable after Holder's partial conversion, but otherwise unaltered.

         3.3 Effects of Conversion. Upon conversion of the entire amount of principal and unpaid interest of this Debenture, the rights of the Holder of the Debenture as such shall cease. The person or persons in whose name or names the Conversion Certificates are issued shall be deemed to have become the holder or holders of record of the Conversion Shares represented thereby.

         3.4 No Fractional Shares. No fractional share of the Conversion Shares will be issued in connection with any conversion hereunder. Instead of any fractional share the Company shall pay a cash adjustment in respect of such fractional interest as determined by reference to the Conversion Price.

         3.5 No Rights as Stockholders. Prior to the conversion of all or any portion of this Debenture, the Holder shall not be entitled to any right as a stockholder, including without limitation the right to vote or to receive dividends or other distribution, and shall not be entitled to receive any notice of any proceeding of the Company, except as provided herein.

         3.6 Taxes on Conversion. Any taxes required upon the issuance of Conversion Certificates on conversion of this Debenture shall be paid by the Holder.

         3.7 Adjustments. In the event of any Company stock split, stock combination, merger, consolidation or recapitalization affecting the Common Stock of the Company prior to repayment or conversion under this Debenture, the Company shall make appropriate, proportionate adjustments to the Conversion Shares issued to Holder under Holder's conversion right.

         3.8 Notices of Record Date. In the event of (i) any taking by the Company of a record of the holders of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution or (ii) any reclassification or recapitalization of the capital stock of the Company, any merger or consolidation of the Company, or any transfer of all or substantially all of the assets of the Company to any other corporation, entity, or person, or any voluntary or involuntary dissolution, liquidation, or a winding-up of the Company, which occurs during the conversion period, the Company shall mail to the Holder of the Debenture, at least fifteen
(15) days prior to the record date specified therein, a notice specifying (A) the date on which any such record is to be taken for the purpose of such dividend or distribution and a description of such dividend or distribution, (B) the date on which any such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation, or winding-up is expected to become effective, and (C) the time, if any is to be set, as to when the holders of record of such security shall be entitled to exchange their shares for securities or other property deliverable upon such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation, or winding-up.

4.       Events of Default; Acceleration

         4.1 Events, Remedy. If any of the following conditions or events ("Events of Default") shall occur:

                  (a) if the Company shall default in the payment of the principal or interest on the Debenture when due and such default continues for a period of 30 days after written notice thereof to the Company from Holder; or

                  (b) if the Company shall default in the performance of or compliance with any term or covenant contained in this Debenture, the Agreement, or the Stock Pledge Agreement (defined below) and such default shall not have been remedied within 30 days after written notice thereof shall have been given to the Company by Holder (provided, however, if such default is not cured within such 30-day period and the Company is diligently pursuing such cure, the Company shall have an additional period of time not to exceed ninety (90) days in which to cure such default); or

                  (c) if the Company shall make an assignment for the benefit of creditors, or shall admit in writing its inability to pay its debts as they become due, or shall file a voluntary petition in bankruptcy, or shall be adjudicated a bankrupt or insolvent, or shall file any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any present or future statute, law or regulation, or shall file any answer admitting or not contesting the material allegations of a petition filed against the Company in any such proceeding, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company, or if the Company or its directors or majority stockholders shall take any action looking to the dissolution or liquidation of the Company; or

                  (d) if, within 60 days after the service of process on Company following commencement of an action against the Company seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, such action shall not have been dismissed or if, alternatively, all orders or proceedings thereunder affecting the operations or the business of the Company stayed, or if the stay of any such order or proceeding shall thereafter be set aside, or if, within 60 days after the appointment without the consent or acquiescence of the Company of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company, such appointment shall not have been vacated;

then and in any such event Holder may at any time (unless all defaults shall theretofore have been remedied) at his option, by written notice to the Company, declare the entire principal and interest of the Debenture then remaining unpaid to be due and payable immediately. Notwithstanding the foregoing, this Debenture shall not be in default to the extent that the Company has exercised its rights of recoupment under Section 8(f) of the Agreement.

         4.2 Other Remedies on Default, Etc. In case any one or more Events of Default shall occur, be continuing, and not have been waived, Holder may proceed to protect and enforce the rights of such Holder by an action at law, suit in equity, or other appropriate proceeding, whether for the specific performance of any agreement contained herein or under terms of the Agreement or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law. In case of a default in the payment of principal or interest on the Debenture, the Company will pay to the Holder thereof such further amount as shall be sufficient to cover the costs and expenses of collection, including, without limitation, reasonable attorneys' fees. No course of dealing and no delay on the part of any Holder in exercising any right shall operate as a waiver thereof or otherwise prejudice such Holder's rights. No right conferred hereby or by the Agreement upon any Holder shall be exclusive of any other right referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise.

5.       Prepayment

         This Debenture may be prepaid (including a recoupment deemed a prepayment hereof under Section 8(f) of the Agreement) without penalty upon thirty (30) days prior written notice by the Company to Holder. Except in the event of a deemed prepayment in accordance with Section 8(f) of the Agreement, Holder shall have the right within such thirty day period to convert all or part of this Debenture at Holder's election pursuant to Section 3 above.

6.       Security for Debenture

         This Debenture is secured by a Stock Pledge Agreement (the "Stock Pledge Agreement") of even date herewith by and between the Company and Holder.

7.       Miscellaneous Provisions

         7.1 Notices. Any notice herein required or payment required hereunder shall be made or given to the address of the parties as specified in the Agreement.

         7.2 Amendments or Waivers. Any provision of this Debenture may be amended, waived, or modified, but only upon the written consent of the Company and the Holder.

         7.3 Governing Law. This Debenture has been executed in and shall be governed by the laws of the State of Utah excluding that body of law pertaining to conflicts of law.

         7.4 Miscellaneous. The unenforceability or invalidity of any provision of this Debenture shall not affect the enforceability or validity of any other provision of this Debenture. The terms of this Debenture shall bind the undersigned and inure to the benefit of Holder and their respective heirs, successors, assigns and legal representatives. The Holder may, with prior written notice to the Company in accordance with the terms of the Agreement, assign all or part of Holder's interest under this Debenture.

         IN WITNESS WHEREOF, the Company has caused this Debenture to be issued this 6th day of January, 1999.


                                                      ZEVEX INTERNATIONAL, INC.



                                                           Phillip L. McStotts,
                                                        Chief Financial Officer

                                  Exhibit 10.16
      Convertible Debenture, dated January 6, 1999, issued to Leonard Smith

         THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR APPLICABLE STATE LAW AND MAY NOT BE OFFERED, SOLD, OR OTHERWISE TRANSFERRED, PLEDGED, OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER THE ACT OR STATE LAW OR, IN THE OPINION OF COUNSEL IN FORM AND SUBSTANCE SATISFACTORY TO THE ISSUER OF THE SECURITIES, SUCH OFFER, SALE, OR TRANSFER, PLEDGE, OR HYPOTHECATION IS IN COMPLIANCE THEREWITH.


                              CONVERTIBLE DEBENTURE

                              (Due January 6, 2002)

January 6, 1999                                                   $1,290,000.00
(the "Issuance Date")

         The undersigned, ZEVEX INTERNATIONAL, INC., a Delaware corporation (the "Company"), for value received, hereby promises to pay to the order of Leonard
C. Smith (the "Holder") the principal amount of One Million Two Hundred Ninety Thousand Dollars ($1,290,000.00) together with interest on such principal amount and any other amounts due under this Debenture.

         This Debenture (the "Debenture") is issued pursuant to that certain Stock Purchase Agreement, dated December 31, 1998, entered into between the Company and the Holder of this Debenture (the "Agreement"). This Debenture is also subject to the following additional terms and conditions:

1. Interest. Commencing on the date of this Debenture and continuing until all principal and interest due under this Debenture are paid in full, the outstanding principal balance of this Debenture shall bear interest at the rate of eight percent (8%) per annum, compounded annually. Interest shall accrue daily and be calculated on the basis of a three hundred sixty (360) day year and the actual number of days elapsed in any partial calendar month.

2. Payment. Accrued interest shall be due and payable beginning April, 1, 1999, and on each July 1, October 1, January 1, and April 1 thereafter until this Debenture is paid in full. The unpaid principal balance of this Debenture, together with any and all accrued but unpaid interest, shall be due and payable in full three (3) years from the Issuance Date. All payments of principal and interest shall be made in lawful money of the United States of America at the address of the holder set forth in Section 8.1 below. Unless the Holder shall elect otherwise, each payment made under this Debenture shall be applied first to interest due under this Debenture and any balance shall be applied to reduce the principal balance of this Debenture.

3.       Right of Conversion

         3.1 Conversion  Into Company  Securities.  At any time after a date one
(1) year from the Issuance Date until a date three (3) years after the Issuance Date, and from time to time during such period, the Holder may elect to convert all or a portion of the unpaid principal amount and all accrued but unpaid interest of this Debenture into fully paid and nonassessable shares of Company Common Stock, $0.001 par value (the "Conversion Shares") at the conversion price of eleven dollars ($11.00) per share (the "Conversion Price"); provided that any partial conversion of less than the entire remaining principal balance of this Debenture may not be less than $25,000 in principal and accrued and unpaid interest.

         3.2 Mechanics of Conversion. Upon the Holder's election to convert pursuant to Section 3.1 above, the Holder shall send written notice of its election to the Company and shall surrender this Debenture to the Company at its principal office. The written election shall specify the amount of principal and accrued and unpaid interest that is to be converted. Each conversion shall be deemed to have been effected as of the close of the business on the date on which the notice is delivered to the Company and the outstanding principal balance and accrued and unpaid interest shall be reduced by the amount converted as set forth in the notice. Within a reasonable time thereafter, the Company shall cancel the designated portion of the unpaid principal amount of this Debenture converted by the Holder and issue a certificate or certificates (the "Conversion Certificates"), registered in the name of such Holder, for the number of full shares of the Conversion Shares issuable at the Conversion Price, bearing such restrictive legends as may be required by federal and state securities laws. In the event of a Partial Conversion, the Company shall return with the Conversion Certificates this Debenture, bearing a proper notation of the principal amount that remains due and payable after Holder's partial conversion, but otherwise unaltered. Conversion Certificates will be delivered promptly to the Holder after issuance by the Company; provided, however, the Company may, in its discretion, hold in its possession Conversion Certificates for that number of Conversion Shares which are subject to forfeiture as described in Section 7 below. Each Conversion Certificate shall bear a legend to the extent it is subject to forfeiture.

         3.3 Effects of Conversion. Upon conversion of the entire amount of principal and unpaid interest of this Debenture, the rights of the Holder of the Debenture as such shall cease. The person or persons in whose name or names the Conversion Certificates are issued shall be deemed to have become the holder or holders of record of the Conversion Shares represented thereby.

         3.4 No Fractional Shares. No fractional share of the Conversion Shares will be issued in connection with any conversion hereunder. Instead of any fractional share the Company shall pay a cash adjustment in respect of such fractional interest as determined by reference to the Conversion Price.

         3.5 No Rights as Stockholders. Prior to the conversion of all or any portion of this Debenture, the Holder shall not be entitled to any right as a stockholder, including without limitation the right to vote or to receive dividends or other distribution, and shall not be entitled to receive any notice of any proceeding of the Company, except as provided herein.

         3.6 Taxes on Conversion. Any taxes required upon the issuance of Conversion Certificates on conversion of this Debenture shall be paid by the Holder.


         3.7 Adjustments. In the event of any Company stock split, stock combination, merger, consolidation or recapitalization affecting the Common Stock of the Company prior to repayment or conversion under this Debenture, the Company shall make appropriate, proportionate adjustments to the Conversion Shares issued to Holder under Holder's conversion right.

         3.8 Notices of Record Date. In the event of (i) any taking by the Company of a record of the holders of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution or (ii) any reclassification or recapitalization of the capital stock of the Company, any merger or consolidation of the Company, or any transfer of all or substantially all of the assets of the Company to any other corporation, entity, or person, or any voluntary or involuntary dissolution, liquidation, or a winding-up of the Company, which occurs during the conversion period, the Company shall mail to the Holder of the Debenture, at least fifteen
(15) days prior to the record date specified therein, a notice specifying (A) the date on which any such record is to be taken for the purpose of such dividend or distribution and a description of such dividend or distribution, (B) the date on which any such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation, or winding-up is expected to become effective, and (C) the time, if any is to be set, as to when the holders of record of such security shall be entitled to exchange their shares for securities or other property deliverable upon such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation, or winding-up.

4.       Events of Default; Acceleration

         4.1 Events, Remedy. If any of the following conditions or events ("Events of Default") shall occur:

                  (a) if the Company shall default in the payment of the principal or interest on the Debenture when due and such default continues for a period of 30 days after written notice thereof to the Company from Holder; or

                  (b) if the Company shall default in the performance of or compliance with any term or covenant contained in this Debenture, the Agreement, or the Pledge Agreement and such default shall not have been remedied within 30 days after written notice thereof shall have been given to the Company by Holder (provided, however, if such default is not cured within such 30-day period and the Company is diligently pursuing such cure, the Company shall have an additional period of time not to exceed ninety (90) days in which to cure such default); or

                  (c) if the Company shall make an assignment for the benefit of creditors, or shall admit in writing its inability to pay its debts as they become due, or shall file a voluntary petition in bankruptcy, or shall be adjudicated a bankrupt or insolvent, or shall file any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any present or future statute, law or regulation, or shall file any answer admitting or not contesting the material allegations of a petition filed against the Company in any such proceeding, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company, or if the Company or its directors or majority stockholders shall take any action looking to the dissolution or liquidation of the Company; or

                  (d) if, within 60 days after the service of process on Company following commencement of an action against the Company seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, such action shall not have been dismissed or if, alternatively, all orders or proceedings thereunder affecting the operations or the business of the Company stayed, or if the stay of any such order or proceeding shall thereafter be set aside, or if, within 60 days after the appointment without the consent or acquiescence of the Company of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company, such appointment shall not have been vacated;

then and in any such event Holder may at any time (unless all defaults shall theretofore have been remedied) at his option, by written notice to the Company, declare the entire principal and interest of the Debenture then remaining unpaid to be due and payable immediately. Notwithstanding the foregoing, this Debenture shall not be in default to the extent that the Company has exercised its rights of recoupment under Section 8(f) of the Agreement.

         4.2 Other Remedies on Default, Etc. In case any one or more Events of Default shall occur, be continuing, and not have been waived, Holder may proceed to protect and enforce the rights of such Holder by an action at law, suit in equity, or other appropriate proceeding, whether for the specific performance of any agreement contained herein or under terms of the Agreement or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law. In case of a default in the payment of principal or interest on the Debenture, the Company will pay to the Holder thereof such further amount as shall be sufficient to cover the costs and expenses of collection, including, without limitation, reasonable attorneys' fees. No course of dealing and no delay on the part of any Holder in exercising any right shall operate as a waiver thereof or otherwise prejudice such Holder's rights. No right conferred hereby or by the Agreement upon any Holder shall be exclusive of any other right referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise.

5.       Prepayment

         This Debenture may be prepaid (including a deemed prepayment under Section 8(f) of the Purchase Agreement) without penalty upon thirty (30) days prior written notice by the Company to Holder. Except in the event of a deemed prepayment in accordance with Section 8(f) of the Purchase Agreement, Holder shall have the right within such thirty day period to convert all or part of this Debenture at Holder's election pursuant to Section 3 above.

6.       Security for Debenture

         This Debenture is secured by a Stock Pledge Agreement of even date herewith by and between the Company and Holder.

7.       Forfeiture of Debenture/Conversion Shares

         Holder acknowledges and agrees that this Debenture and any Conversion Shares issued upon conversion of this Debenture are subject to the forfeiture provisions of Section 10.1(iii) of that certain Employment Agreement between Holder and JTech Medical Industries, Inc., dated as of the date hereof. In the event of a forfeiture of this Debenture in accordance with the terms of such
Section 10.1(iii), Holder shall promptly surrender this Debenture to the Company at its principal office. The Company shall promptly thereafter return this Debenture to Holder, bearing a proper notation of the principal amount that remains due and payable after such forfeiture, but otherwise unaltered. In the event of a forfeiture of Conversion Shares in accordance with the terms of
Section 10.1(iii) of the Employment Agreement, the Company shall promptly cancel the Conversion Certificates applicable to the forfeited Conversion Shares and issue and deliver to Holder new certificates for any Conversion Shares that were not forfeited by Holder.

8.       Miscellaneous Provisions

         8.1 Notices. Any notice herein required or payment required hereunder shall be made or given to the address of the parties as specified in the Agreement.

         8.2 Amendments or Waivers. Any provision of this Debenture may be amended, waived, or modified, but only upon the written consent of the Company and the Holder.

         8.3 Governing Law. This Debenture has been executed in and shall be governed by the laws of the State of Utah excluding that body of law pertaining to conflicts of law.

         8.4 Miscellaneous. The unenforceability or invalidity of any provision of this Debenture shall not affect the enforceability or validity of any other provision of this Debenture. The terms of this Debenture shall bind the undersigned and inure to the benefit of Holder and their respective heirs, successors, assigns and legal representatives. The Holder may, in accordance with the terms of the Agreement, assign all or part of Holder's interest under this Debenture upon prior written notice to the Company.

         IN WITNESS WHEREOF, the Company has caused this Debenture to be issued this 6th day of January, 1999.


                                                      ZEVEX INTERNATIONAL, INC.



                                                           Phillip L. McStotts,
                                                        Chief Financial Officer

                                  Exhibit 10.17
    Convertible Debenture, dated January 6, 1999, issued to Tracy Livingston

  UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR APPLICABLE  STATE LAW AND MAY
        NOT BE OFFERED, SOLD, OR OTHERWISE TRANSFERRED, PLEDGED, OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER THE ACT OR STATE LAW OR, IN THE OPINION OF COUNSEL IN FORM AND SUBSTANCE SATISFACTORY TO THE ISSUER OF THE SECURITIES, SUCH OFFER, SALE, OR TRANSFER, PLEDGE, OR HYPOTHECATION IS IN COMPLIANCE THEREWITH.


                              CONVERTIBLE DEBENTURE

                              (Due January 6, 2002)

January 6, 1999                                                   $1,290,000.00
(the "Issuance Date")

         The undersigned, ZEVEX INTERNATIONAL, INC., a Delaware corporation (the "Company"), for value received, hereby promises to pay to the order of J. Tracy Livingston (the "Holder") the principal amount of One Million Two Hundred Ninety Thousand Dollars ($1,290,000.00) together with interest on such principal amount and any other amounts due under this Debenture.

         This Debenture (the "Debenture") is issued pursuant to that certain Stock Purchase Agreement, dated December 31, 1998, entered into between the Company and the Holder of this Debenture (the "Agreement"). This Debenture is also subject to the following additional terms and conditions:

1. Interest. Commencing on the date of this Debenture and continuing until all principal and interest due under this Debenture are paid in full, the outstanding principal balance of this Debenture shall bear interest at the rate of eight percent (8%) per annum, compounded annually. Interest shall accrue daily and be calculated on the basis of a three hundred sixty (360) day year and the actual number of days elapsed in any partial calendar month.

2. Payment. Accrued interest shall be due and payable beginning April, 1, 1999, and on each July 1, October 1, January 1, and April 1 thereafter until this Debenture is paid in full. The unpaid principal balance of this Debenture, together with any and all accrued but unpaid interest, shall be due and payable in full three (3) years from the Issuance Date. All payments of principal and interest shall be made in lawful money of the United States of America at the address of the holder set forth in Section 8.1 below. Unless the Holder shall elect otherwise, each payment made under this Debenture shall be applied first to interest due under this Debenture and any balance shall be applied to reduce the principal balance of this Debenture.

3.       Right of Conversion

         3.1 Conversion  Into Company  Securities.  At any time after a date one
(1) year from the Issuance Date until a date three (3) years after the Issuance Date, and from time to time during such period, the Holder may elect to convert all or a portion of the unpaid principal amount and all accrued but unpaid interest of this Debenture into fully paid and nonassessable shares of Company Common Stock, $0.001 par value (the "Conversion Shares") at the conversion price of eleven dollars ($11.00) per share (the "Conversion Price"); provided that any partial conversion of less than the entire remaining principal balance of this Debenture may not be less than $25,000 in principal and accrued and unpaid interest.

         3.2 Mechanics of Conversion. Upon the Holder's election to convert pursuant to Section 3.1 above, the Holder shall send written notice of its election to the Company and shall surrender this Debenture to the Company at its principal office. The written election shall specify the amount of principal and accrued and unpaid interest that is to be converted. Each conversion shall be deemed to have been effected as of the close of the business on the date on which the notice is delivered to the Company and the outstanding principal balance and accrued and unpaid interest shall be reduced by the amount converted as set forth in the notice. Within a reasonable time thereafter, the Company shall cancel the designated portion of the unpaid principal amount of this Debenture converted by the Holder and issue a certificate or certificates (the "Conversion Certificates"), registered in the name of such Holder, for the number of full shares of the Conversion Shares issuable at the Conversion Price, bearing such restrictive legends as may be required by federal and state securities laws. In the event of a Partial Conversion, the Company shall return with the Conversion Certificates this Debenture, bearing a proper notation of the principal amount that remains due and payable after Holder's partial conversion, but otherwise unaltered. Conversion Certificates will be delivered promptly to the Holder after issuance by the Company; provided, however, the Company may, in its discretion, hold in its possession Conversion Certificates for that number of Conversion Shares which are subject to forfeiture as described in Section 7 below. Each Conversion Certificate shall bear a legend to the extent it is subject to forfeiture.

         3.3 Effects of Conversion. Upon conversion of the entire amount of principal and unpaid interest of this Debenture, the rights of the Holder of the Debenture as such shall cease. The person or persons in whose name or names the Conversion Certificates are issued shall be deemed to have become the holder or holders of record of the Conversion Shares represented thereby.

         3.4 No Fractional Shares. No fractional share of the Conversion Shares will be issued in connection with any conversion hereunder. Instead of any fractional share the Company shall pay a cash adjustment in respect of such fractional interest as determined by reference to the Conversion Price.

         3.5 No Rights as Stockholders. Prior to the conversion of all or any portion of this Debenture, the Holder shall not be entitled to any right as a stockholder, including without limitation the right to vote or to receive dividends or other distribution, and shall not be entitled to receive any notice of any proceeding of the Company, except as provided herein.

         3.6 Taxes on Conversion. Any taxes required upon the issuance of Conversion Certificates on conversion of this Debenture shall be paid by the Holder.


         3.7 Adjustments. In the event of any Company stock split, stock combination, merger, consolidation or recapitalization affecting the Common Stock of the Company prior to repayment or conversion under this Debenture, the Company shall make appropriate, proportionate adjustments to the Conversion Shares issued to Holder under Holder's conversion right.

         3.8 Notices of Record Date. In the event of (i) any taking by the Company of a record of the holders of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution or (ii) any reclassification or recapitalization of the capital stock of the Company, any merger or consolidation of the Company, or any transfer of all or substantially all of the assets of the Company to any other corporation, entity, or person, or any voluntary or involuntary dissolution, liquidation, or a winding-up of the Company, which occurs during the conversion period, the Company shall mail to the Holder of the Debenture, at least fifteen
(15) days prior to the record date specified therein, a notice specifying (A) the date on which any such record is to be taken for the purpose of such dividend or distribution and a description of such dividend or distribution, (B) the date on which any such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation, or winding-up is expected to become effective, and (C) the time, if any is to be set, as to when the holders of record of such security shall be entitled to exchange their shares for securities or other property deliverable upon such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation, or winding-up.

4.       Events of Default; Acceleration

         4.1 Events, Remedy. If any of the following conditions or events ("Events of Default") shall occur:

                  (a) if the Company shall default in the payment of the principal or interest on the Debenture when due and such default continues for a period of 30 days after written notice thereof to the Company from Holder; or

                  (b) if the Company shall default in the performance of or compliance with any term or covenant contained in this Debenture, the Agreement, or the Pledge Agreement and such default shall not have been remedied within 30 days after written notice thereof shall have been given to the Company by Holder (provided, however, if such default is not cured within such 30-day period and the Company is diligently pursuing such cure, the Company shall have an additional period of time not to exceed ninety (90) days in which to cure such default); or

                  (c) if the Company shall make an assignment for the benefit of creditors, or shall admit in writing its inability to pay its debts as they become due, or shall file a voluntary petition in bankruptcy, or shall be adjudicated a bankrupt or insolvent, or shall file any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any present or future statute, law or regulation, or shall file any answer admitting or not contesting the material allegations of a petition filed against the Company in any such proceeding, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company, or if the Company or its directors or majority stockholders shall take any action looking to the dissolution or liquidation of the Company; or

                  (d) if, within 60 days after the service of process on Company following commencement of an action against the Company seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, such action shall not have been dismissed or if, alternatively, all orders or proceedings thereunder affecting the operations or the business of the Company stayed, or if the stay of any such order or proceeding shall thereafter be set aside, or if, within 60 days after the appointment without the consent or acquiescence of the Company of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company, such appointment shall not have been vacated;

then and in any such event Holder may at any time (unless all defaults shall theretofore have been remedied) at his option, by written notice to the Company, declare the entire principal and interest of the Debenture then remaining unpaid to be due and payable immediately. Notwithstanding the foregoing, this Debenture shall not be in default to the extent that the Company has exercised its rights of recoupment under Section 8(f) of the Agreement.

         4.2 Other Remedies on Default, Etc. In case any one or more Events of Default shall occur, be continuing, and not have been waived, Holder may proceed to protect and enforce the rights of such Holder by an action at law, suit in equity, or other appropriate proceeding, whether for the specific performance of any agreement contained herein or under terms of the Agreement or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law. In case of a default in the payment of principal or interest on the Debenture, the Company will pay to the Holder thereof such further amount as shall be sufficient to cover the costs and expenses of collection, including, without limitation, reasonable attorneys' fees. No course of dealing and no delay on the part of any Holder in exercising any right shall operate as a waiver thereof or otherwise prejudice such Holder's rights. No right conferred hereby or by the Agreement upon any Holder shall be exclusive of any other right referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise.

5.       Prepayment

         This Debenture may be prepaid (including a deemed prepayment under Section 8(f) of the Purchase Agreement) without penalty upon thirty (30) days prior written notice by the Company to Holder. Except in the event of a deemed prepayment in accordance with Section 8(f) of the Purchase Agreement, Holder shall have the right within such thirty day period to convert all or part of this Debenture at Holder's election pursuant to Section 3 above.

6.       Security for Debenture

         This Debenture is secured by a Stock Pledge Agreement of even date herewith by and between the Company and Holder.

7.       Forfeiture of Debenture/Conversion Shares

         Holder acknowledges and agrees that this Debenture and any Conversion Shares issued upon conversion of this Debenture are subject to the forfeiture provisions of Section 10.1(iii) of that certain Employment Agreement between Holder and JTech Medical Industries, Inc., dated as of the date hereof. In the event of a forfeiture of this Debenture in accordance with the terms of such
Section 10.1(iii), Holder shall promptly surrender this Debenture to the Company at its principal office. The Company shall promptly thereafter return this Debenture to Holder, bearing a proper notation of the principal amount that remains due and payable after such forfeiture, but otherwise unaltered. In the event of a forfeiture of Conversion Shares in accordance with the terms of
Section 10.1(iii) of the Employment Agreement, the Company shall promptly cancel the Conversion Certificates applicable to the forfeited Conversion Shares and issue and deliver to Holder new certificates for any Conversion Shares that were not forfeited by Holder.

8.       Miscellaneous Provisions

         8.1 Notices. Any notice herein required or payment required hereunder shall be made or given to the address of the parties as specified in the Agreement.

         8.2 Amendments or Waivers. Any provision of this Debenture may be amended, waived, or modified, but only upon the written consent of the Company and the Holder.

         8.3 Governing Law. This Debenture has been executed in and shall be governed by the laws of the State of Utah excluding that body of law pertaining to conflicts of law.

         8.4 Miscellaneous. The unenforceability or invalidity of any provision of this Debenture shall not affect the enforceability or validity of any other provision of this Debenture. The terms of this Debenture shall bind the undersigned and inure to the benefit of Holder and their respective heirs, successors, assigns and legal representatives. The Holder may, in accordance with the terms of the Agreement, assign all or part of Holder's interest under this Debenture upon prior written notice to the Company.

         IN WITNESS WHEREOF, the Company has caused this Debenture to be issued this 6th day of January, 1999.


                                                      ZEVEX INTERNATIONAL, INC.



                                                           Phillip L. McStotts,
                                                        Chief Financial Officer

                                  Exhibit 10.18
     Convertible Debenture, dated January 6, 1999, issued to David Bernardi

    THE SECURITIES  REPRESENTED  HEREBY  HAVE NOT  BEEN  REGISTERED  UNDER  THE
         SECURITIES ACT OF 1933 (THE "ACT") OR APPLICABLE STATE LAW AND MAY NOT BE OFFERED, SOLD, OR OTHERWISE TRANSFERRED, PLEDGED, OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER THE ACT OR STATE LAW OR, IN THE OPINION OF COUNSEL IN FORM AND SUBSTANCE SATISFACTORY TO THE ISSUER OF THE SECURITIES, SUCH OFFER, SALE, OR TRANSFER, PLEDGE, OR HYPOTHECATION IS IN COMPLIANCE THEREWITH.


                              CONVERTIBLE DEBENTURE

                              (Due January 6, 2002)

January 6, 1999                                                     $420,000.00
(the "Issuance Date")

         The undersigned, ZEVEX INTERNATIONAL, INC., a Delaware corporation (the "Company"), for value received, hereby promises to pay to the order of David W. Bernardi (the "Holder") the principal amount of Four Hundred Twenty Thousand Dollars ($420,000.00) together with interest on such principal amount and any other amounts due under this Debenture.

         This Debenture (the "Debenture") is issued pursuant to that certain Stock Purchase Agreement, dated December 31, 1998, entered into between the Company and the Holder of this Debenture (the "Agreement"). This Debenture is also subject to the following additional terms and conditions:

1. Interest. Commencing on the date of this Debenture and continuing until all principal and interest due under this Debenture are paid in full, the outstanding principal balance of this Debenture shall bear interest at the rate of eight percent (8%) per annum, compounded annually. Interest shall accrue daily and be calculated on the basis of a three hundred sixty (360) day year and the actual number of days elapsed in any partial calendar month.

2. Payment. Accrued interest shall be due and payable beginning April, 1, 1999, and on each July 1, October 1, January 1, and April 1 thereafter until this Debenture is paid in full. The unpaid principal balance of this Debenture, together with any and all accrued but unpaid interest, shall be due and payable in full three (3) years from the Issuance Date. All payments of principal and interest shall be made in lawful money of the United States of America at the address of the holder set forth in Section 8.1 below. Unless the Holder shall elect otherwise, each payment made under this Debenture shall be applied first to interest due under this Debenture and any balance shall be applied to reduce the principal balance of this Debenture.

3.       Right of Conversion

         3.1 Conversion  Into Company  Securities.  At any time after a date one
(1) year from the Issuance Date until a date three (3) years after the Issuance Date, and from time to time during such period, the Holder may elect to convert all or a portion of the unpaid principal amount and all accrued but unpaid interest of this Debenture into fully paid and nonassessable shares of Company Common Stock, $0.001 par value (the "Conversion Shares") at the conversion price of eleven dollars ($11.00) per share (the "Conversion Price"); provided that any partial conversion of less than the entire remaining principal balance of this Debenture may not be less than $25,000 in principal and accrued and unpaid interest.

         3.2 Mechanics of Conversion. Upon the Holder's election to convert pursuant to Section 3.1 above, the Holder shall send written notice of its election to the Company and shall surrender this Debenture to the Company at its principal office. The written election shall specify the amount of principal and accrued and unpaid interest that is to be converted. Each conversion shall be deemed to have been effected as of the close of the business on the date on which the notice is delivered to the Company and the outstanding principal balance and accrued and unpaid interest shall be reduced by the amount converted as set forth in the notice. Within a reasonable time thereafter, the Company shall cancel the designated portion of the unpaid principal amount of this Debenture converted by the Holder and issue a certificate or certificates (the "Conversion Certificates"), registered in the name of such Holder, for the number of full shares of the Conversion Shares issuable at the Conversion Price, bearing such restrictive legends as may be required by federal and state securities laws. In the event of a Partial Conversion, the Company shall return with the Conversion Certificates this Debenture, bearing a proper notation of the principal amount that remains due and payable after Holder's partial conversion, but otherwise unaltered. Conversion Certificates will be delivered promptly to the Holder after issuance by the Company; provided, however, the Company may, in its discretion, hold in its possession Conversion Certificates for that number of Conversion Shares which are subject to forfeiture as described in Section 7 below. Each Conversion Certificate shall bear a legend to the extent it is subject to forfeiture.

         3.3 Effects of Conversion. Upon conversion of the entire amount of principal and unpaid interest of this Debenture, the rights of the Holder of the Debenture as such shall cease. The person or persons in whose name or names the Conversion Certificates are issued shall be deemed to have become the holder or holders of record of the Conversion Shares represented thereby.

         3.4 No Fractional Shares. No fractional share of the Conversion Shares will be issued in connection with any conversion hereunder. Instead of any fractional share the Company shall pay a cash adjustment in respect of such fractional interest as determined by reference to the Conversion Price.

         3.5 No Rights as Stockholders. Prior to the conversion of all or any portion of this Debenture, the Holder shall not be entitled to any right as a stockholder, including without limitation the right to vote or to receive dividends or other distribution, and shall not be entitled to receive any notice of any proceeding of the Company, except as provided herein.

         3.6 Taxes on Conversion. Any taxes required upon the issuance of Conversion Certificates on conversion of this Debenture shall be paid by the Holder.

         3.7 Adjustments. In the event of any Company stock split, stock combination, merger, consolidation or recapitalization affecting the Common Stock of the Company prior to repayment or conversion under this Debenture, the Company shall make appropriate, proportionate adjustments to the Conversion Shares issued to Holder under Holder's conversion right.

         3.8 Notices of Record Date. In the event of (i) any taking by the Company of a record of the holders of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution or (ii) any reclassification or recapitalization of the capital stock of the Company, any merger or consolidation of the Company, or any transfer of all or substantially all of the assets of the Company to any other corporation, entity, or person, or any voluntary or involuntary dissolution, liquidation, or a winding-up of the Company, which occurs during the conversion period, the Company shall mail to the Holder of the Debenture, at least fifteen
(15) days prior to the record date specified therein, a notice specifying (A) the date on which any such record is to be taken for the purpose of such dividend or distribution and a description of such dividend or distribution, (B) the date on which any such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation, or winding-up is expected to become effective, and (C) the time, if any is to be set, as to when the holders of record of such security shall be entitled to exchange their shares for securities or other property deliverable upon such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation, or winding-up.

4.       Events of Default; Acceleration

         4.1 Events, Remedy. If any of the following conditions or events ("Events of Default") shall occur:

                  (a) if the Company shall default in the payment of the principal or interest on the Debenture when due and such default continues for a period of 30 days after written notice thereof to the Company from Holder; or

                  (b) if the Company shall default in the performance of or compliance with any term or covenant contained in this Debenture, the Agreement, or the Pledge Agreement and such default shall not have been remedied within 30 days after written notice thereof shall have been given to the Company by Holder (provided, however, if such default is not cured within such 30-day period and the Company is diligently pursuing such cure, the Company shall have an additional period of time not to exceed ninety (90) days in which to cure such default); or

                  (c) if the Company shall make an assignment for the benefit of creditors, or shall admit in writing its inability to pay its debts as they become due, or shall file a voluntary petition in bankruptcy, or shall be adjudicated a bankrupt or insolvent, or shall file any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any present or future statute, law or regulation, or shall file any answer admitting or not contesting the material allegations of a petition filed against the Company in any such proceeding, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company, or if the Company or its directors or majority stockholders shall take any action looking to the dissolution or liquidation of the Company; or

                  (d) if, within 60 days after the service of process on Company following commencement of an action against the Company seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, such action shall not have been dismissed or if, alternatively, all orders or proceedings thereunder affecting the operations or the business of the Company stayed, or if the stay of any such order or proceeding shall thereafter be set aside, or if, within 60 days after the appointment without the consent or acquiescence of the Company of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company, such appointment shall not have been vacated;

then and in any such event Holder may at any time (unless all defaults shall theretofore have been remedied) at his option, by written notice to the Company, declare the entire principal and interest of the Debenture then remaining unpaid to be due and payable immediately. Notwithstanding the foregoing, this Debenture shall not be in default to the extent that the Company has exercised its rights of recoupment under Section 8(f) of the Agreement.

         4.2 Other Remedies on Default, Etc. In case any one or more Events of Default shall occur, be continuing, and not have been waived, Holder may proceed to protect and enforce the rights of such Holder by an action at law, suit in equity, or other appropriate proceeding, whether for the specific performance of any agreement contained herein or under terms of the Agreement or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law. In case of a default in the payment of principal or interest on the Debenture, the Company will pay to the Holder thereof such further amount as shall be sufficient to cover the costs and expenses of collection, including, without limitation, reasonable attorneys' fees. No course of dealing and no delay on the part of any Holder in exercising any right shall operate as a waiver thereof or otherwise prejudice such Holder's rights. No right conferred hereby or by the Agreement upon any Holder shall be exclusive of any other right referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise.

5.       Prepayment

         This Debenture may be prepaid (including a deemed prepayment under Section 8(f) of the Purchase Agreement) without penalty upon thirty (30) days prior written notice by the Company to Holder. Except in the event of a deemed prepayment in accordance with Section 8(f) of the Purchase Agreement, Holder shall have the right within such thirty day period to convert all or part of this Debenture at Holder's election pursuant to Section 3 above.

6.       Security for Debenture

         This Debenture is secured by a Stock Pledge Agreement of even date herewith by and between the Company and Holder.

7.       Forfeiture of Debenture/Conversion Shares

         Holder acknowledges and agrees that this Debenture and any Conversion Shares issued upon conversion of this Debenture are subject to the forfeiture provisions of Section 10.1(iii) of that certain Employment Agreement between Holder and JTech Medical Industries, Inc., dated as of the date hereof. In the event of a forfeiture of this Debenture in accordance with the terms of such
Section 10.1(iii), Holder shall promptly surrender this Debenture to the Company at its principal office. The Company shall promptly thereafter return this Debenture to Holder, bearing a proper notation of the principal amount that remains due and payable after such forfeiture, but otherwise unaltered. In the event of a forfeiture of Conversion Shares in accordance with the terms of
Section 10.1(iii) of the Employment Agreement, the Company shall promptly cancel the Conversion Certificates applicable to the forfeited Conversion Shares and issue and deliver to Holder new certificates for any Conversion Shares that were not forfeited by Holder.

8.       Miscellaneous Provisions

         8.1 Notices. Any notice herein required or payment required hereunder shall be made or given to the address of the parties as specified in the Agreement.

         8.2 Amendments or Waivers. Any provision of this Debenture may be amended, waived, or modified, but only upon the written consent of the Company and the Holder.

         8.3 Governing Law. This Debenture has been executed in and shall be governed by the laws of the State of Utah excluding that body of law pertaining to conflicts of law.

         8.4 Miscellaneous. The unenforceability or invalidity of any provision of this Debenture shall not affect the enforceability or validity of any other provision of this Debenture. The terms of this Debenture shall bind the undersigned and inure to the benefit of Holder and their respective heirs, successors, assigns and legal representatives. The Holder may, in accordance with the terms of the Agreement, assign all or part of Holder's interest under this Debenture upon prior written notice to the Company.

         IN WITNESS WHEREOF, the Company has caused this Debenture to be issued this 6th day of January, 1999.


                                                      ZEVEX INTERNATIONAL, INC.



                                                           Phillip L. McStotts,
                                                        Chief Financial Officer

                                  Exhibit 10.19
               1999 Stock Option Plan and Stock Option Grant Form


                            ZEVEX INTERNATIONAL, INC.

                             1998 STOCK OPTION PLAN

                           Effective January 1, 1999

                                   ARTICLE 1.
                               GENERAL PROVISIONS


         1.1.     PURPOSE OF THE PLAN

                  This 1999 Stock Option Plan (the "Plan") is intended to promote the interests of ZEVEX International Inc., a Delaware corporation (the "Corporation"), by providing eligible persons with the opportunity to acquire or increase their proprietary interest in the Corporation as an incentive for them to remain in the Service of the Corporation.

                  Capitalized terms shall have the meanings assigned to such terms in the attached Appendix.

         1.2.     ADMINISTRATION OF THE PLAN

                  a. The Plan shall be administered by the Board or, to the extent required under applicable Stock Exchange requirements or if desired by the Board, a committee of the Board. If administered by a committee, the Primary Committee shall have sole and exclusive authority to administer the Plan with respect to Section 16 Insiders. The authority to administer the Plan with respect to persons other than Section 16 Insiders may be vested in either the Primary Committee or a Secondary Committee, as determined by the Board.

                  b. Members of the Primary Committee or any Secondary Committee shall serve for such period of time as the Board may determine and may be removed by the Board at any time. The Board may terminate the functions of any Secondary Committee at any time and delegate all powers and authority previously delegated to such committee to the Primary Committee. To the extent committee administration is no longer required by applicable law, regulation, or Stock Exchange requirement, the Board may also terminate the functions of any committee at any time and reassume all powers and authority previously delegated to such committee.

                  c. Each Plan Administrator shall, within the scope of its administrative functions under the Plan, have full power and authority to establish such rules and regulations as it may deem appropriate for proper administration of the Plan and to make such determinations under, and issue such interpretations of, the provisions of the Plan and any outstanding options thereunder as it may deem necessary or advisable. Decisions of the Plan
Administrator within the scope of its administrative functions under the Plan shall be final and binding on all parties who have an interest in the Plan under its jurisdiction or any option thereunder.

                  d. Service on the Primary Committee or the Secondary Committee shall constitute service as a Board member, and members of each such committee shall accordingly be entitled to full indemnification and reimbursement as Board members for their service on such committee. No member of the Primary Committee or the Secondary Committee shall be liable for any act or omission made in good faith with respect to the Plan or any option grants under the Plan.

                  e. Each Plan Administrator shall, within the scope of its administrative jurisdiction under the Plan, have full authority (subject to the provisions of the Plan) to determine which eligible persons are to receive option grants, the time or times when such option grants are to be made, the number of shares to be covered by each such grant, the status of the granted option as either an Incentive Option or a Non-Statutory Option, the time or times at which each option is to become exercisable, the vesting schedule (if any) applicable to the option shares, the acceleration of such vesting schedule, and all other terms and conditions of the option grants.

         1.3.     ELIGIBILITY

                  The following  persons shall be eligible to participate in the
Plan:

                  a.       Employees,

                  b. non-employee members of the Board or the board of directors of any Parent or Subsidiary, and

                  c. consultants and other independent advisors who provide Services to the Corporation or any Parent or Subsidiary.

         1.4.     STOCK SUBJECT TO THE PLAN

                  a. The stock issuable under the Plan shall be shares of authorized but unissued Common Stock, including shares repurchased by the Corporation on the open market. The maximum number of shares of Common Stock which may be issued over the term of the Plan shall not exceed 600,000 shares, which number of shares may be changed from time to time in accordance with
Article 3.4 below.

                  b. Shares of Common Stock subject to outstanding options shall be available for subsequent issuance under the Plan to the extent (i) the options expire or terminate for any reason prior to exercise in full or (ii) the options are cancelled in accordance with the cancellation-regrant provisions of
Article 2.4. However, should the Exercise Price be paid with shares of Common Stock or should shares of Common Stock otherwise issuable under the Plan be withheld by the Corporation in satisfaction of the withholding taxes incurred in connection with the exercise of an option under the Plan, then the number of shares of Common Stock available for issuance under the Plan shall be reduced by the gross number of shares for which the option is exercised, and not by the net number of shares of Common Stock issued to the holder of such option.



                  c. Should any change be made to the Common Stock by reason of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the outstanding Common Stock as a class without the Corporation's receipt of consideration, appropriate adjustments shall be made to (i) the maximum number and/or class of securities issuable under the Plan, (ii) the number and/or class of securities for which any one person may be granted options per calendar year, and (iii) the number and/or class of securities and the Exercise Price in effect under each outstanding option in order to prevent the dilution or enlargement of benefits thereunder. The adjustments determined by the Plan Administrator shall be final, binding and conclusive.

                                                     ARTICLE 2.
                                                OPTION GRANT PROGRAM

         2.1.     OPTION TERMS

                  Each option shall be evidenced by one or more documents in the form approved by the Plan Administrator; provided, however, that each such document shall comply with the terms specified below. Each document evidencing an Incentive Option shall, in addition, be subject to the provisions of Article
2.2 of the Plan, below.

                  a.       Exercise Price

                           (1)      The Exercise Price shall be fixed by the
Plan Administrator but shall not be less than one hundred percent (100%) of the Fair Market Value per share of Common Stock on the Grant Date.

                           (2)      The Exercise Price shall become immediately
due upon exercise of the option and shall, subject to the documents evidencing the option, be payable in one or more of the forms specified below:

                                    (a)     cash or check made payable to the
Corporation,

                                    (b)     an adequately collateralized
promissory note, payable to the Corporation, but only to the extent authorized by the Administrator pursuant to Section 3.1 of the Plan,

                                    (c)     shares of Common Stock held for the
requisite period necessary to avoid a charge to the Corporation's earnings for financial reporting purposes and valued at Fair Market Value on the Exercise Date, or

                                    (d)     to the extent the option is
         exercised for vested shares, through a special sale and
         remittance procedure pursuant to which the Optionee shall concurrently provide irrevocable written instructions to (a) a Corporation-designated brokerage firm to effect the immediate sale of the Purchased Shares and remit to the Corporation, out of the sale proceeds available on the settlement date, sufficient funds to cover the aggregate Exercise Price payable for the Purchased Shares plus all applicable federal, state and local income and employment taxes required to be withheld by the Corporation by reason of such exercise and (b) the

         Corporation to deliver the certificates for the Purchased Shares directly to such brokerage firm in order to complete the sale.

                  Except to the extent such sale and remittance procedure is utilized, payment of the Exercise Price for the Purchased Shares must be made on the Exercise Date.

                  b. Exercise and Term of Options. Each option shall be exercisable at such time or times, during such period and for such number of shares as shall be determined by the Plan Administrator and set forth in the documents evidencing the option. However, no option shall have a term in excess of ten (10) years measured from the Grant Date.

                  c.       Effect of Termination of Service

                           (1)      The following provisions shall govern the
exercise of any options held by the Optionee at the time of cessation of Service:

                                    (a)     Any option outstanding at the time
         of the Optionee's cessation of Service for any reason
         except  death,   Permanent   Disability  or  Misconduct   shall  remain
         exercisable for a three (3) month period thereafter, provided no option shall be exercisable after the Expiration Date.

                                    (b)     Any option outstanding at the time
         of the Optionee's cessation of Service due to death or Permanent Disability shall remain exercisable for a twelve (12) month period thereafter, provided no option shall be exercisable after the Expiration Date. Subject to the foregoing, any option exercisable in whole or in part by the Optionee at the time of death may be exercised subsequently by the personal representative of the Optionee's estate or by the person or persons to whom the option is transferred pursuant to the Optionee's will or in accordance with the laws of descent and distribution.

                                    (c)     Should the Optionee's Service be
         terminated for Misconduct, then all outstanding options held by the Optionee shall terminate immediately and cease to be outstanding.

                                    (d)     The option shall, immediately upon
         the Optionee's cessation of Service, terminate and cease to be outstanding to the extent the option is not otherwise at that time exercisable. During the applicable post-Service exercise period, the option may not be exercised in the aggregate for more than the number of shares for which the option is exercisable on the date of the Optionee's cessation of Service. Upon the expiration of the applicable exercise period or (if earlier) upon the Expiration Date, the option shall terminate and cease to be outstanding for any shares for which the option has not been exercised.

                           (2)      The Plan Administrator shall have the
discretion, exercisable either at the time an option is granted or at any time while the option remains outstanding, to:


                                    (a)     extend the period of time for which
         the option is to remain exercisable following the Optionee's cessation of Service from the period otherwise in effect for that option to such greater period of time as the Plan Administrator shall deem appropriate, but in no event beyond the Expiration Date, and/or

                                    (b)     permit the option to be exercised,
         during the applicable post-Service exercise period, not only with respect to the number of shares of Common Stock for which such option is exercisable at the time of the Optionee's cessation of Service but also with respect to one or more additional shares that would have vested under the option had the Optionee continued in Service.

                  d. Stockholder Rights. The holder of an option shall have no stockholder rights with respect to the shares subject to the option until such person shall have exercised the option, paid the Exercise Price, and become a holder of record of the Purchased Shares.

                  e. Limited Transferability of Options. During the lifetime of the Optionee, Incentive Options may be exercised only by the Optionee, and shall not be assignable or transferable except by will or the laws of descent and distribution following the Optionee's death. Non-Statutory Options may be assigned or transferred in whole or in part only (i) during the Optionee's lifetime if in connection with the Optionee's estate plan to one or more members of the Optionee's immediate family (spouse and children) or to a trust established exclusively for the benefit of one or more such immediate family members, or (ii) by will or the laws of descent and distribution following the Optionee's death. The assigned portion may only be exercised by the person or persons who acquire a proprietary interest in the option pursuant to the assignment. The terms applicable to the assigned portion shall be the same as those in effect for the option immediately prior to such assignment and shall be set forth in such documents issued to the assignee as the Plan Administrator may deem appropriate.

         2.2.     INCENTIVE OPTIONS

                  The terms specified below shall apply to all Incentive Options. Except as modified by the provisions of this Article 2.2, all the provisions of this Plan shall apply to Incentive Options. Options specifically designated as Non-Statutory Options when issued under the Plan shall not be subject to the terms of this Article 2.2.

                  a. Eligibility. Incentive Options may only be granted to Employees.

                  b. Exercise Price. The Exercise Price shall not be less than one hundred percent (100%) of the Fair Market Value per share of Common Stock on the Grant Date.

                  c. Dollar Limitation. The aggregate Fair Market Value of the shares of Common Stock (determined as of the respective date or dates of grant) for which one or more options granted to any Employee under the Plan (or any other option plan of the Corporation or any Parent or Subsidiary) may for the first time become exercisable as Incentive Options during any one (1) calendar year shall not exceed the sum of One Hundred Thousand Dollars ($100,000). To the extent the Employee holds two (2) or more such options which become exercisable for the first time in the same calendar year, the foregoing limitation on the exercisability of such options as Incentive Options shall be applied in the order in which such options are granted.

                  d. 10% Stockholder. If an Employee to whom an Incentive Option is granted is a 10% Stockholder, then the Exercise Price shall not be less than one hundred ten percent (110%) of the Fair Market Value per share of Common Stock on the Grant Date, and the option term shall not exceed five (5) years measured from the Grant Date.

                  e. Holding Period. Shares purchased pursuant to an option shall cease to qualify for favorable tax treatment as Incentive Option Shares if and to the extent Optionee disposes of such shares within two (2) years of the Grant Date or within one (1) year of Optionee's purchase of said shares.

         2.3.     CORPORATE TRANSACTION/CHANGE IN CONTROL

                  a. In the event of any Corporate Transaction, the Plan Administrator shall have the sole discretion to elect that any outstanding option shall automatically accelerate so that such option shall, immediately prior to the effective date of the Corporate Transaction, becomes fully exercisable for all or a greater portion of the shares of Common Stock at the time subject to such option. The Plan Administrator's discretion under this
Article 2.3.a. shall be exercisable either at the time the option is granted or at any time while the option remains outstanding.

                  b. Each option which is assumed in connection with a Corporate Transaction shall be appropriately adjusted, immediately after such Corporate Transaction, to apply to the number and class of securities that would have been issuable to the Optionee in consummation of such Corporate Transaction had the option been exercised immediately prior to such Corporate Transaction. Appropriate adjustments shall also be made to (i) the number and class of securities available for issuance under the Plan following the consummation of such Corporate Transaction, (ii) the exercise price payable per share under each outstanding option, provided the aggregate exercise price payable for such securities shall remain the same and (iii) the maximum number of securities and/or class of securities for which any one person may be granted stock options.

                  c. The Plan Administrator shall have the discretion, exercisable at the time the option is granted or at any time while the option remains outstanding, to provide for the automatic acceleration of any options assumed or replaced in a Corporate Transaction that do not otherwise accelerate at that time in the event the Optionee's Service should subsequently terminate by reason of an Involuntary Termination within eighteen (18) months following the effective date of such Corporate Transaction. Any options so accelerated shall remain exercisable for shares until the earlier of (i) the expiration of the option term or (ii) the expiration of the one (1)-year period measured from the effective date of the Involuntary Termination.

                  d. The Plan Administrator shall have the discretion, exercisable either at the time the option is granted or at any time while the option remains outstanding, to (i) provide for the automatic acceleration of one or more outstanding options upon the occurrence of a Change in Control or (ii) condition any such option acceleration upon the subsequent Involuntary Termination of the Optionee's Service within a specified period (not to exceed eighteen (18) months) following the effective date of such Change in Control. Any options accelerated in connection with a Change in Control shall remain fully exercisable until the expiration of the option term.

                  e. The portion of any Incentive Option accelerated in connection with a Corporate Transaction or Change in Control shall remain exercisable as an Incentive Option only to the extent the applicable One Hundred Thousand Dollar ($100,000) limitation is not exceeded. To the extent such dollar limitation is exceeded, the accelerated portion of such option shall be exercisable as a Non-Statutory Option under the federal tax laws.

                  f. The grant of options under the Plan shall in no way affect the right of the Corporation to adjust, reclassify, reorganize or otherwise change its capital or business structure or to merge, consolidate, dissolve, liquidate or sell or transfer all or any part of its business or assets.


                                   ARTICLE 3.
                                  MISCELLANEOUS

         3.1.     FINANCING

                  The Plan Administrator may permit any Optionee to pay the option Exercise Price by delivering an adequately collateralized promissory note payable in one or more installments. The terms of any such promissory note (including the interest rate and the terms of repayment) shall be established by the Plan Administrator in its sole discretion. In all events, the maximum credit available to the Optionee may not exceed the sum of (i) the aggregate option Exercise Price payable for the Purchased Shares plus (ii) the amount of any federal, state and local income and employment tax liability incurred by the Optionee in connection with the option exercise.

         3.2.     TAX WITHHOLDING

                  a. The Corporation's obligation to deliver shares of Common Stock upon the exercise of options under the Plan shall be subject to the satisfaction of all applicable federal, state and local income and employment tax withholding requirements.

                  b. The Plan Administrator may, in its discretion, provide any or all holders of Non-Statutory Options under the Plan with the right to use shares of Common Stock in satisfaction of all or part of the Taxes incurred by such holders in connection with the exercise of their options. Such right may be provided to any such holder in either or both of the following formats:

                           (1) Stock Withholding: The election to have the Corporation withhold, from the shares of Common Stock otherwise issuable upon the exercise of such Non-Statutory Option, a portion of those shares with an aggregate Fair Market Value equal to the percentage of the Taxes (not to exceed one hundred percent (100%)) designated by the holder.

                           (2) Stock Delivery: The election to deliver to the Corporation, at the time the Non-Statutory Option is exercised, one or more shares of Common Stock previously acquired by such holder (other than in connection with the option exercise triggering the Taxes) with an aggregate Fair Market Value equal to the percentage of the Taxes (not to exceed one hundred percent (100%)) designated by the holder.

         3.3.     EFFECTIVE DATE AND TERM OF THE PLAN

                  a. The Plan shall become effective on the Plan Effective Date.
However, no shares shall be issued under the Plan pursuant to Incentive Options until the Plan is approved by the Corporation's stockholders. If such stockholder approval is not obtained within twelve (12) months after the Plan Effective Date, then all Incentive Options previously granted under this Plan shall automatically convert into Non-Statutory Options.

                  b. The Plan shall terminate upon the earliest of (i) December 31, 2008, (ii) the date on which all shares available for issuance under the Plan shall have been issued, or (iii) the termination of all outstanding options in connection with a Corporate Transaction. Upon such Plan termination, all outstanding options shall continue to have force and effect in accordance with the provisions of the documents evidencing such options.

         3.4.     AMENDMENT OF THE PLAN

                  a. The Board shall have complete and exclusive power and authority to amend or modify the Plan in any or all respects, or to cancel any grants made thereunder; provided, however, that no such amendment, modification, or cancellation shall adversely affect any rights and obligations with respect to options at the time outstanding under the Plan unless each affected Optionee consents to such amendment, modification, or cancellation. In addition, amendments to the Plan shall be subject to approval of the Corporation's stockholders to the extent required by applicable laws, regulations, or Stock Exchange requirements.

                  b. Options to purchase shares of Common Stock may be granted under the Plan that are in each instance in excess of the number of shares then available for issuance under the Plan, provided any excess shares actually issued are held in escrow until there is obtained Board approval (and shareholder approval if required by applicable laws, regulations, or Stock Exchange requirements) of an amendment sufficiently increasing the number of shares of Common Stock available for issuance under the Plan.

         3.5.     USE OF PROCEEDS

                  Any cash proceeds received by the Corporation from the sale of shares of Common Stock under the Plan shall be used for general corporate purposes.

         3.6.     REGULATORY APPROVALS

                  a. The implementation of the Plan, the granting of any option under the Plan, and the issuance of any shares of Common Stock upon the exercise of any option shall be subject to the Corporation's obtaining all approvals and permits required by regulatory authorities having jurisdiction over the Plan and the options and shares of Common Stock issued pursuant to the Plan.

                  b. No shares of Common Stock shall be issued or delivered under the Plan unless and until there shall have been compliance with all applicable requirements of federal and state securities laws and all applicable listing requirements of any Stock Exchange on which Common Stock is then listed for trading.

         3.7.     NO EMPLOYMENT/SERVICE RIGHTS

                  Nothing in the Plan shall confer upon the Optionee any right to continue in Service for any period of specific duration or interfere with or otherwise restrict in any way the rights of the Corporation (or any Parent or Subsidiary employing or retaining such person) or of the Optionee to terminate such person's Service at any time for any reason, with or without cause.

                                                      APPENDIX

                  The following definitions shall be in effect under the Plan and the Plan Documents:

         0.1.     Board shall mean the Corporation's Board of Directors.

110


         2. Change in Control shall mean a change in ownership or control of the Corporation effected through either of the following transactions:

                           (i) the acquisition, directly or indirectly, by any person or related group of persons (other than the Corporation or a person that directly or indirectly controls, is controlled by, or is under common control with, the Corporation), of beneficial ownership (within the meaning of Rule 13d-3 of the 1934 Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Corporation's outstanding securities pursuant to a tender or exchange offer made directly to the Corporation's stockholders, which the Board does not recommend such stockholders to accept, or

                           (ii) a change in the composition of the Board over a period of thirty-six (36) consecutive months or less such that a majority of the Board members ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either (A) have been Board members continuously since the beginning of such period or (B) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (A) who were still in office at the time the Board approved such election or nomination.

         3. Code shall mean the Internal Revenue Code of 1986, as amended.

         4. Common Stock shall mean the Corporation's common stock.

         5.   Corporate   Transaction   shall  mean  either  of  the   following
stockholder-approved transactions to which the Corporation is a party:

                           (i) a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of the Corporation's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction; or

                           (ii) the sale,  transfer or other  disposition of all
         or  substantially   all  of  the   Corporation's   assets  in  complete
         liquidation or dissolution of the Corporation.

         6. Corporation shall mean ZEVEX International, Inc., a Delaware corporation, and any corporate successor to all or substantially all of the assets or voting stock of ZEVEX International, Inc., which shall assume the Plan by appropriate action.

         7. Eligible Director shall mean a non-employee Board member eligible to participate in the Plan.

         8. Employee shall mean an individual who is in the employ of the Corporation (or any Parent or Subsidiary), subject to the control and direction of the employer entity as to both the work to be performed and the manner and method of performance.


         9. Exercise Date shall mean the date on which the Corporation shall have received written notice of the option exercise pursuant to the Stock Option Exercise Notice and Purchase Agreement.

         10. Exercise Price shall mean the exercise price per share as specified in the Stock Option Grant.

         11. Expiration Date shall mean the date on which the option expires as specified in the Stock Option Grant.

         12. Fair Market Value per share of Common Stock on any relevant date shall be determined in accordance with the following provisions:

                           (i) If the Common Stock is traded at the time on the Nasdaq National Market, then the Fair Market Value shall be the closing selling price per share of Common Stock on the date in question, as such price is reported by the National Association of Securities Dealers on the Nasdaq National Market or any successor system. If there is no closing selling price for the Common Stock on the date in question, then the Fair Market Value shall be the closing selling price on the last preceding date for which such quotation exists.

                           (ii) If the Common Stock is at the time listed on any Stock Exchange, then the Fair Market Value shall be the closing selling price per share of Common Stock on the date in question on the Stock Exchange determined by the Plan Administrator to be the primary market for the Common Stock, as such price is officially quoted in the composite tape of transactions on such exchange. If there is no closing selling price for the Common Stock on the date in question, then the Fair Market Value shall be the closing selling price on the last preceding date for which such quotation exists.

                           (iii) If the Common Stock is not listed on any Stock Exchange nor traded on the Nasdaq National Market, then the Fair Market Value shall be determined by the Plan Administrator after taking into account such factors as the Plan Administrator shall deem appropriate.

         13. Grant Date shall mean the date on which the option is granted to Optionee as specified in the Stock Option Grant.

         14. Incentive Option shall mean an option which satisfies the requirements of an "incentive stock option" under Code Section 422.

         15. Involuntary Termination shall mean the termination of the Service of any individual which occurs by reason of:

                           (i) such individual's involuntary dismissal or discharge by the Corporation for reasons other than Misconduct, or

                           (ii)   such   individual's    voluntary   resignation
         following (A) a change in his or her position with the Corporation which materially reduces his or her level of responsibility, (B) a reduction in his or her level of compensation (including base salary, fringe benefits and participation in corporate-performance based bonus or incentive programs) by more than fifteen percent (15%) or (C) a relocation of such individual's place of employment by more than fifty
         (50) miles, provided and only if such change, reduction or relocation is effected by the Corporation without the individual's consent.

         16. Misconduct shall mean the commission of any act of fraud, embezzlement or dishonesty by the Optionee, any unauthorized use or disclosure by such person of confidential information or trade secrets of the Corporation (or any Parent or Subsidiary), or any other intentional misconduct by such person adversely affecting the business or affairs of the Corporation (or any Parent or Subsidiary) in a material manner. The foregoing definition shall not be deemed to be inclusive of all the acts or omissions which the Corporation (or any Parent or Subsidiary) may consider as grounds for the dismissal or discharge of any Optionee or other person in the Service of the Corporation (or any Parent or Subsidiary).

         17.      1933 Act shall mean the Securities Act of 1933, as amended.

         18. 1934 Act shall mean the Securities Exchange Act of 1934, as amended.

         19. Non-Statutory Option shall mean an option not intended to satisfy the requirements of an "incentive stock option" under Code Section 422.

         20. Optionee shall mean any person to whom an option is granted under Plan.

         21. Option Shares shall mean the number of shares of Common Stock subject to the option as specified in the Stock Option Grant.

         22. Parent shall mean any corporation (other than the Corporation) in an unbroken chain of corporations ending with the Corporation, provided each corporation in the unbroken chain (other than the Corporation) owns, at the time of the determination, stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one or the other corporations in such chain.

         23. Permanent Disability or Permanently Disabled shall mean the inability of the Optionee to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment expected to result in death or to be of continuous duration of twelve (12) months or more.

         24. Plan shall mean the Corporation's 1999 Stock Option Plan as set forth herein.

         25. Plan Administrator shall mean the particular entity, whether the Board or a committee of the Board, which is authorized to administer the Plan with respect to one or more classes of eligible persons, to the extent such entity is carrying out its administrative functions under the Plan with respect to the persons under its jurisdiction.

         26. Plan Documents shall mean the Plan, the Stock Option Grant, and Stock Option Exercise Notice and Purchase Agreement, collectively.


         27. Plan Effective Date shall mean January 1, 1999, the date on which the Plan was adopted by the Board.

         28. Primary Committee shall mean the committee of two (2) or more non-employee Board members (as defined in the regulations to Section 16 of the 1934 Act) appointed by the Board to administer the Plan with respect to Section 16 Insiders.

         29. Purchased Shares shall mean the shares purchased upon exercise of the Option pursuant to the Stock Option Exercise Notice and Purchase Agreement.

         30. SEC shall mean the Securities and Exchange Commission.

         31. Secondary Committee shall mean a committee of two (2) or more Board members appointed by the Board to administer the Plan with respect to eligible persons other than Section 16 Insiders.

         32. Section 16 Insider shall mean an officer or director of the Corporation subject to the short-swing profit liabilities of Section 16 of the 1934 Act.

         33. Service shall mean the performance of services to the Corporation (or any Parent or Subsidiary) by a person in the capacity of an Employee, a non-employee member of the board of directors or a consultant or independent advisor.

         34. Stock Exchange shall mean either the American Stock Exchange, the New York Stock Exchange, another regional stock exchange, or the Nasdaq market as established by the National Association of Securities Dealers.

         35. Stock Option Exercise Notice and Purchase Agreement shall mean the agreement of said title in substantially the form of Exhibit A to the Stock Option Grant, pursuant to which Optionee gives notice of his intent to exercise the option.

         36. Stock Option Grant shall mean the Stock Option Grant document, pursuant to which Optionee has been informed of the terms of the option granted under the Plan.

         37. Subsidiary shall mean any corporation (other than the Corporation) in an unbroken chain of corporations beginning with the Corporation, provided each corporation (other than the last corporation) in the unbroken chain owns, at the time of the determination, stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

         38. Taxes shall mean the Federal, state and local income and employment tax liabilities incurred by the holder of Non-Statutory Options in connection with the exercise of those options.

         39. 10% Stockholder shall mean the owner of stock (as determined under Code Section 424(d)) possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Corporation (or any Parent or Subsidiary).




                                                             Grant No. ________

                            ZEVEX INTERNATIONAL, INC.

                               STOCK OPTION GRANT


         Optionee:

         Address:

         Grant Date:

         Exercise Price:   $ ________________ per share

         Number of Option Shares: _________________ shares

         Expiration Date:

         Type of Option:         Incentive Option          Non-Statutory Option

         Exercise Schedule: The option shall become exercisable annually with respect to _____ percent of the total number of Option Shares on each of the first _____ anniversary dates of the Grant Date. In no event shall the option become exercisable for any Option Shares not vested at the time of Optionee's cessation of Service.

                  1. Grant of Option. ZEVEX International, Inc, a Delaware corporation (the "Corporation"), hereby grants to the Optionee named above, as of the Grant Date, an option to purchase up to the total number of Option Shares specified above. This grant includes the terms of the Stock Option Exercise Notice and Purchase Agreement attached hereto as Exhibit A, and is subject to all of the terms and conditions of this Grant and the Corporation's 1999 Stock Option Plan, a copy of which is attached hereto as Exhibit B. All capitalized terms not defined herein have the meaning set for the in the Appendix to the Plan.

                  2. Option Term. The option term shall be measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date specified above, unless sooner terminated in accordance with paragraph 5 below.

                  3. Limited Transferability. This option shall be neither transferable nor assignable, in whole or in part, by Optionee other than by will or by the laws of descent and distribution following Optionee's death and may be exercised, during Optionee's lifetime, only by Optionee. However, if this option is designated a Non-Statutory Option above, then this option may also, in connection with Optionee's estate plan, be assigned in whole or in part during Optionee's lifetime to one or more members of Optionee's immediate family (spouse or children) or to a trust established exclusively for the benefit of one or more such immediate family members. Optionee must give written notice of any such assignment during Optionee's lifetime to the Corporation 10 days prior to the effective date of the assignment. The assigned portion may only be exercised by the person or persons who acquire a proprietary interest in the option pursuant to the assignment. The terms applicable to the assigned portion shall be the same as those in effect for this option immediately prior to such assignment and shall be set forth in such documents issued to the assignee as the Plan Administrator may deem appropriate.

                  4. Exercisability. This option shall become exercisable for the Option Shares in one or more installments as provided in the Exercise Schedule specified above. As the option becomes exercisable for such installments, those installments shall accumulate and the option shall remain exercisable for the accumulated installments until the Expiration Date or sooner termination of the option term under paragraph 5 below. This option shall not be exercisable for fewer than 100 shares unless otherwise approved by the Plan Administrator.

                  5. Cessation of Service. The option term specified in paragraph 2 above shall terminate, and this option shall cease to be outstanding prior to the Expiration Date, upon Optionee's ceasing to be in the Service of the Corporation. In such event, the following provisions shall apply:

                           a. Should Optionee cease to remain in Service for any
                  reason (other than death, Permanent Disability or Misconduct) while this option is outstanding, then Optionee shall have a period of three (3) months (commencing with the date of such cessation of Service) during which to exercise this option as to vested Option Shares.

                           b. Should Optionee die while this option is outstanding, then the personal representative of Optionee's estate (or the person or persons to whom the option is transferred pursuant to Optionee's will or in accordance with the laws of descent and distribution) shall have a period of twelve (12) months (commencing with the date of such cessation of Service) during which to exercise this option as to vested Option Shares.

                           c. Should Optionee cease Service by reason of Permanent Disability while this option is outstanding, then Optionee shall have a period of twelve (12) months (commencing with the date of such cessation of Service) during which to exercise this option as to vested Option Shares.

                           d.  Should  Optionee's   Service  be  terminated  for
                  Misconduct, then this option shall terminate immediately and cease to remain outstanding.

                           e. During the limited  post-Service  exercise period,
                  this option may not be exercised in the aggregate for more than the number of vested Option Shares for which the option is exercisable on the date of the Optionee's cessation of Service. Upon the expiration of such limited post-Service exercise period or upon the Expiration Date (if earlier), this option shall terminate and cease to be outstanding for any vested Option Shares for which the option has not been exercised. In no event shall this option be exercisable at any time after the Expiration Date. To the extent this option is not otherwise exercisable for vested Option Shares at the time of Optionee's cessation of Service, this option shall immediately terminate and cease to be outstanding with respect to those shares.

                  6. Adjustment in Option Shares. If this option is assumed in connection with a Corporate Transaction, then this option shall be appropriately adjusted, immediately after such Corporate Transaction, to apply to the number and class securities which would have been issuable to Optionee in consummation of such Corporate Transaction had the Option been exercised immediately prior to such Corporate Transaction, and appropriate adjustments shall also be made to the Exercise Price; provided that the aggregate Exercise Price shall remain the same. Should any change be made to the Common Stock by reason of any split, stock dividend, recapitalization, combination of shares, exchange of shares or other change affecting the outstanding Common Stock as a class without the Corporation's receipt of consideration, appropriate adjustments shall be made to
(i) the total number and/or class of securities subject to this option, and (ii) the Exercise Price, in order to reflect such change and thereby preclude a dilution or enlargement of benefits hereunder.

                  7. Stockholder Rights. The holder of this option shall not have any stockholder rights with respect to the Option Shares until such person shall have exercised the option, paid the Exercise Price, and become a holder of record of the Purchased Shares.

                  8.       Manner of Exercising Options

                           a. In order to  exercise  this option  with  respect
to all or any part of the Option Shares for which this option is at the time exercisable, Optionee (or any other person or persons exercising this option) must take the following actions:

                                    (1) Execute and deliver to the Corporation
         a Stock Option Exercise Notice and Purchase Agreement for the Option Shares for which the option is exercised.

                                    (2) Pay the  aggregate  Exercise  Price for
         the  Purchased  Shares in one or more of the  following forms:

                                            (a)  Cash or check made payable to
                  the Corporation; or

                                            (b) An adequately  collateralized
                  promissory note payable to the Corporation, but only to the extent authorized by the Plan Administrator in accordance with paragraph 12 hereof.

                                            (c) In  shares  of  Common  Stock
                  held by Optionee (or any other person or persons exercising the option) for the requisite period necessary to avoid a charge to the Corporation's earnings for financial reporting purposes and valued at Fair Market Value on the Exercise Date; or

                                            (d) Through a special  sale and
                  remittance procedure pursuant to which Optionee (or any other person or persons exercising the option) shall concurrently provide irrevocable written instructions (1) to a Corporation-designated brokerage firm to effect the immediate sale of the Purchased Shares and remit to the Corporation, out of the sale proceeds available on the settlement date, sufficient funds to cover the aggregate Exercise Price payable for the Purchased Shares plus all applicable federal, state and local income and employment taxes required to be withheld by the Corporation by reason of such  exercise  and  (2) to the  Corporation  to  deliver  the
                  certificates   for  the  Purchased  Shares  directly  to  such
                  brokerage firm in order to complete the sale.

                                    Except to the extent the sale and remittance
                  procedure is utilized in connection with the option exercise, payment of the Exercise Price must accompany the Stock Option Exercise Notice and Purchase Agreement delivered to the Corporation in connection with the option exercise.

                                    (3) Furnish to the  Corporation  appropriate
         documentation  that the person or persons  exercising the option
         (if other than Optionee) have the right to exercise this option.

                                    (4) Execute and deliver to the  Corporation
         such written representations as may be requested by the Corporation in order for it to comply with the applicable requirements of federal and state securities laws.

                                    (5) Make  appropriate  arrangements  with
         the Corporation (or Parent or Subsidiary employing or retaining Optionee) for the satisfaction of all federal, state and local income and employment tax withholding requirements applicable to the option exercise.

                           b. As soon as practical after the Exercise Date, the
 Corporation  shall issue to, or, on behalf of Optionee
(or any other person or persons exercising this option),a share certificate for the Purchased Shares.

                           c. In no event may this option be  exercised  for any
fractional shares.

                  9.       Compliance with Laws and Regulations

                           a. The exercise of this option and the  issuance of
the Option Shares upon such exercise shall be subject to compliance by the Corporation and Optionee with all applicable requirements of law relating thereto and with all applicable regulations of any Stock Exchange on which the Common Stock may be listed for trading at the time of such exercise and issuance.

                           b. The inability of the Corporation to obtain
approval from any regulatory body having authority deemed by the Corporation to be necessary to the lawful issuance and sale of any Common Stock pursuant to this option shall relieve the Corporation of any liability with respect to the non-issuance or sale of the Common Stock as to which such approval shall not have been obtained. The Corporation, however, shall use its best efforts to obtain all such approvals.

                  10. Successors and Assigns. Except to the extent otherwise provided in paragraph 3, the provisions of this Agreement shall inure to the benefit of, and be binding upon, the Corporation and its successors and assigns and Optionee, Optionee's permitted assigns and the legal representatives, heirs and legatees of Optionee's estate.

                  11. Notices. Any notice required to be given or delivered to the Corporation under the terms of this Agreement shall be in writing and addressed to the Corporation at its principal corporate offices. Any notice required to be given or delivered to Optionee shall be in writing and addressed to Optionee at the address indicated on the Stock Option Grant. All notices shall be deemed effective upon personal delivery or upon deposit in the U.S. mail, postage prepaid and properly addressed to the party to be notified.

                  12. Financing. The Plan Administrator may, in its absolute discretion and without any obligation to do so, permit Optionee to pay the Exercise Price for the purchase Option Shares by delivering an adequately collateralized promissory note payable to the Corporation. The terms of any such promissory note (including the interest rate, the requirements for collateral, and the terms of repayment) shall be established by the Plan Administrator in its sole discretion.

                  13. Construction. This Agreement and the option evidenced hereby are made and granted pursuant to the Plan and are in all respects limited by and subject to the terms of the Plan and the Stock Option Exercise Notice and Purchase Agreement. All decisions of the Plan Administrator with respect to any question or issue arising under the Plan or this Agreement shall be conclusive and binding on all persons having an interest in this option.

                  14. Governing Law. The interpretation, performance and enforcement of this Agreement shall be governed by the laws of the State of Utah without resort to its conflict-of-laws rules.

                  15. Additional Terms Applicable to an Incentive Option. In the event this option is designated an Incentive Option above, the following terms and conditions shall also apply to the grant:

                           a. This option shall cease to qualify for favorable tax treatment as an Incentive Option if (and to the extent) this option is exercised for one or more Option Shares: (1) more than three (3) months after the date Optionee ceases to be an Employee or in the Service of the Corporation for any reason other than death or Permanent Disability or (2) more than twelve (12) months after the date Optionee ceases to be an Employee by reason of death or Permanent Disability.

                           b. No installment under this option shall qualify for favorable tax treatment as an Incentive Option if (and to the extent) the aggregate Fair Market Value (determined at the Grant Date) of the Common Stock for which such installment first becomes exercisable hereunder would, when added to the aggregate value (determined as of the respective date or dates of grant) of any earlier installments of the Common Stock and any other securities for which this option or any other Incentive Options granted to Optionee prior to the Grant Date (whether under the Plan or any other option plan of the Corporation or any Parent or Subsidiary) first become exercisable during the same calendar year, exceed One Hundred Thousand Dollars ($100,000) in the aggregate. Should such One Hundred Thousand Dollar ($100,000) limitation be exceeded in any calendar year, this option shall nevertheless become exercisable for the excess shares in such calendar year, but shall be taxed as a Non-Statutory Option.

                           c. Should the Board elect to accelerate the exercisability of this option upon a Corporate Transaction, then this option shall qualify as an Incentive Option only to the extent the aggregate Fair Market Value (determined at the Grant Date) of the Common Stock for which this option first becomes exercisable in the calendar year in which the Corporate Transaction occurs does not, when added to the aggregate value (determined as of the respective date or dates of grant) of the Common Stock or other securities for which this option or one or more other Incentive Options granted to Optionee prior to the Grant Date (whether under the Plan or any other option plan of the Corporation or any Parent or Subsidiary) first become exercisable during the same calendar year, exceed One Hundred Thousand Dollars ($100,000) in the aggregate. Should the applicable One Hundred Thousand Dollar ($100,000) limitation be exceeded in the calendar year of such Corporate Transaction, the option may nevertheless be exercised for the excess shares in such calendar year, but shall be taxed as a Non-Statutory Option.

                           d. Should Optionee hold, in addition to this option, one or more other options to purchase Common Stock which become exercisable for the first time in the same calendar year as this option, then the foregoing limitations on the exercisability of such options as Incentive Options shall be applied on the basis of the order in which such options are granted.

                           e. The grant of this option is subject to approval of the Plan by Corporation's stockholders within twelve (12) months after the adoption of the Plan by the Board. In the event that such stockholder approval is not obtained, then this option shall not qualify as an Incentive Option.

                           f. If the Option Shares covered by this Agreement exceed, as of the Grant Date, the number of shares of Common Stock which may without stockholder approval be issued under the Plan, then this option shall cease to qualify as an Incentive Option unless stockholder approval of an amendment sufficiently increasing the number of shares of Common Stock issuable under the Plan is obtained in accordance with the provisions of the Plan.

                           g. If Optionee is a 10% Stockholder, then the Exercise Price shall not be less than one hundred ten percent (110%) of the Fair Market Value per share of Common Stock on the Grant Date, and the option term shall not exceed five (5) years measured from the Grant Date.

                           h. Shares purchased pursuant to this option shall cease to qualify for favorable tax treatment as Incentive Option shares if and to the extent Optionee disposes of such shares within two (2) years from the Grant Date or within one (1) year of Optionee's purchase of said shares.

                           i. Optionee acknowledges that the rules regarding Incentive Options as contained in the Internal Revenue Code are subject to amendment in the future. Optionee should consult his or her tax advisor prior to taking any action with respect to this option or the shares purchased hereunder.











         IN WITNESS WHEREOF, this Agreement is executed as of the Grant Date first noted above.


                            ZEVEX INTERNATIONAL, INC.



                                                     By

                                                     Title

                                 ACKNOWLEDGEMENT


         Optionee understands and agrees that the option is granted subject to and in accordance with the terms of the Corporation's 1998 Stock Option Plan (the "Plan"). Optionee further agrees to be bound by the terms of the Plan and the terms of the option as set forth in this Agreement. Optionee understands that any Option Shares purchased under the option shall be subject to the terms set forth in the Stock Option Exercise Notice and Purchase Agreement attached hereto as Exhibit A.

         Optionee hereby acknowledges receipt of a copy of the Plan in the form attached hereto as Exhibit B, and represents that Optionee has read and understands the Plan, and accepts this option subject to all terms and provisions of the Plan and the Plan documents. Optionee hereby agrees to accept as binding, conclusive and final, all decisions and interpretations of the Plan Administrator upon any questions arising under the Plan. Optionee acknowledges that there may be adverse tax consequences upon exercise of this option and/or upon disposition of the Purchased Shares, and that Optionee should consult a tax advisor prior to such exercise or disposition.

                                                     OPTIONEE



                                                     Optionee



                                                     Date

                                    EXHIBIT A


                            ZEVEX INTERNATIONAL, INC.
                          STOCK OPTION EXERCISE NOTICE
                             AND PURCHASE AGREEMENT


         This Stock Option Exercise Notice and Purchase Agreement ("Agreement") is made as of this ____ day of ___________, ______, by and between ZEVEX International, Inc., a Delaware corporation, and ______________________, Optionee under the Corporation's 1999 Stock Option Plan (the "Plan").

         All capitalized terms used in this Agreement and not defined herein shall have the meaning assigned to them in the Appendix to the Plan.

         1.       Exercise of Option

                  a. Exercise. Optionee hereby elects to exercise Optionee's option to purchase ___________________________________ (_____________) shares of
Common Stock (the "Purchased Shares") of the Corporation, pursuant to that certain option (the "Option") granted Optionee on __________________, ______ (the "Grant Date") to purchase _____________ shares of Common Stock under the Plan at the exercise price of $___________ per share (the "Exercise Price").

                  b. Payment. Concurrent with the delivery of this Agreement to the Corporation, Optionee shall pay the Exercise Price for the Purchased Shares in accordance with the provisions of the Stock Option Grant and shall deliver whatever additional documents may be required by the Stock Option Grant as a condition for exercise with respect to the Purchased Shares.

         2.       Market Stand-off Agreement

                  a. Restriction on Transfer. In connection with any underwritten public offering by the Corporation of its equity securities pursuant to an effective registration statement filed under the 1933 Act, including the Corporation's initial public offering, Owner shall not sell, make any short sale of, loan, hypothecate, pledge, grant any option for the purchase of, or otherwise dispose or transfer for value or otherwise agree to engage in any of the foregoing transactions with respect to, any Purchased Shares without the prior written consent of the Corporation or its underwriters. Such restrictions (the "Market Stand-Off") shall be in effect for such period of time from and after the effective date of the final prospectus for the offering as may be requested by the Corporation or such underwriters. In no event, however, shall such period exceed one hundred eighty (180) days.

                  b. Officers and Directors. Optionee shall be subject to the Market Stand-Off provided and only if the officers and directors of the Corporation are also subject to similar restrictions.

                  c.  Additional  Shares.  Any new,  substituted  or  additional securities which are, by reason of any recapitalization or reorganization, distributed with respect to the Purchased Shares shall be immediately subject to the Market Stand-Off, to the same extent the Purchased Shares are at such time covered by such provisions.

                  d. Stop Transfer. In order to enforce the Market Stand-Off, the Corporation may impose stop-transfer instructions with respect to the Purchased Shares until the end of the applicable stand-off period.

         3.       Miscellaneous Provisions

                  a. No Employment or Service Contract. Nothing in this Agreement or in the Plan shall confer upon Optionee any right to continue in Service for any period of specific duration or interfere with or otherwise restrict in any way the rights of the Corporation (or any Parent or Subsidiary employing or retaining Optionee) or of Optionee, which rights are hereby expressly reserved by each, to terminate Optionee's Service at any time for any reason with or without cause.

                  b. Notices. Any notice required to be given under this Agreement shall be in writing and shall be deemed effective upon personal delivery or upon deposit in the U.S. mail, registered or certified, postage prepaid and properly addressed to the party entitled to such notice at the address indicated below such party's signature line on this Agreement or at such other address as such party may designate by ten (10) days' advance written notice under this paragraph to all other parties to this Agreement.

                  c. Amendments and Waivers. No waiver or amendment of this Agreement shall be effective unless agreed to in writing by the parties hereto. No waiver of any breach or condition of this Agreement shall be deemed to be a waiver of any other or subsequent breach or condition, whether of like or different nature.

                  d. Optionee Undertaking. Optionee hereby agrees to take whatever additional action and execute whatever additional documents the Corporation may deem necessary or advisable in order to carry out or effect one or more of the obligations or restrictions imposed on either Optionee or the Purchased Shares pursuant to the provisions of this Agreement.

                  e. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Utah without\ resort to that State's conflict-of-laws rules.

                  f. Successors and Assigns. The provisions of this Agreement shall inure to the benefit of, and be binding upon, the Corporation and its successors and assigns and upon Optionee, Optionee's permitted assigns and the legal representatives, heirs and legatees of Optionee's estate, whether or not any such person shall have become a party to this Agreement and have agreed in writing to join herein and be bound by the terms hereof.

                  IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first indicated above.

                                                      ZEVEX INTERNATIONAL, INC.



                                                      By:

                                                      Title:





                                                     OPTIONEE

                                                     Address:

                                   Exhibit 21
                              List of Subsidiaries

1.       ZEVEX, Inc., a Delaware corporation
2.       JTech Medical Industries, Inc., a Utah corporation
3.       Aborn Electronics, Inc., a California corporation