Form 10-Q
period 1999-03-31
ZEVEX INTERNATIONAL INC
filed 1999-05-14
CIK 827056

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

          DELAWARE
                                                          87-0462807
(State or other jurisdiction                          (I.R.S. Employer
incorporation organization)                            Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 3, 1999, the Company had issued 3,418,876 shares of common stock, par value $0.001 per share.

PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. (the "Company"), files herewith balance sheets of the Company as of March 31, 1999, and December 31, 1998, and the related statements of operations and cash flows for the respective three month periods ended March 31, 1999 and 1998. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1998.

                            ZEVEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            Mar. 31                       Dec. 31

                                                                             1999                          1998
                                                                             -----                         ----
                                                                          (unaudited)
                                                       ASSETS
Current assets:
              Cash and cash equivalents                                     $ 4,352,882                   $ 7,960,511
              Restricted cash for sinking
                 Fund payment on IDB                                            209,141                       182,049
              Accounts receivable                                             4,243,771                     3,435,181
              Inventories                                                     5,792,182                     5,574,394
              Marketable securities                                             607,017                     1,598,032
              Deferred income taxes                                             200,643                       249,251
              Prepaid expenses
                                                                         ------------
                                                                                 80,128                        65,561
                                                                                 ------                        ------
                              Total current assets                           15,485,764                    19,064,979

              Property and equipment, net                                     5,518,217                     5,505,643
              Patents and trademarks, net                                       137,856                       139,792
              Goodwill, net                                                   8,850,675                     8,998,006
              Other assets                                                       40,321                        52,559
                                                                                 ------                        ------
                                                                           $ 30,032,833                  $ 33,760,979
                                                                           ============                  ============

                                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
              Accounts payable                                              $ 1,133,156                   $ 1,076,110
              Other accrued expenses                                            683,081                       469,079
              Income taxes payable                                              100,592                        50,891
              Other current liabilities                                          59,194                       215,873
              Bank lines of credit                                              492,839                       541,993
              Current portion of long-term debt                                 804,217                     5,042,000
                                                                               -------                      ---------
                              Total current liabilities                       3,273,079                     7,395,946

             Deferred income taxes                                             130,015                         97,228
             Industrial development bond                                     1,800,000                      1,800,000
             Convertible debt, long-term                                     4,350,000                      4,350,000
             Other long-term liabilities                                            --                          3,270

Stockholders' equity:
              Common stock, $.001 par value: authorized
              10,000,000  shares, issued 3,418,876
                   respectively for 1999 and 1998                                 3,419                         3,419
              Additional paid in capital                                     17,381,793                    17,381,793
              Less: Treasury stock                                             (50,790)                      (50,790)
              Unrealized loss on  marketable securities, net                   (69,873)                     (147,309)
              Retained earnings                                               3,215,190                     2,927,422
                                                                              ---------                     ---------
                           Total stockholders' equity                        20,479,739                    20,114,535
                                                                             ----------                    ----------
                                                                           $ 30,032,833                  $ 33,760,979
                                                                           ============                  ============


See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                 Three months ended
                                                      March 31,
                                              1999                 1998
                                        -----------------     ----------------
                                          (unaudited)           (unaudited)
Revenue:
   Product sales                            $  4,298,226         $  2,138,551
   Engineering services                          363,227               49,160
                                        -----------------     ----------------
                                               4,661,453            2,187,711
Cost of sales                                  2,387,107            1,277,423
                                        -----------------     ----------------
Gross profit                                   2,274,346              910,288

Operating expenses:
   General and administrative                  1,050,827              532,327
   Selling and marketing                         529,443              298,217
   Goodwill amortization                         147,331                   --
   Research and development                      129,062              104,084
                                        -----------------     ----------------

Total operating expenses                       1,856,663              934,628

Operating income (loss)                          417,683             (24,340)
Other income (expense):
   Interest income                                54,769              113,214
   Interest expense                            (105,030)             (16,767)
   Unrealized gain on
     marketable securities                        87,903               62,496
                                        -----------------     ----------------
Income before provision for
   income taxes                                  455,325              134,603

Provision for income taxes                     (167,557)             (19,595)
                                        -----------------     ----------------

Net income                              $        287,768      $       115,008
                                        =================     ================

Basic net income per share              $            .08      $           .04
                                        =================     ================
Weighted average shares
   outstanding                                 3,412,176            3,280,843
                                        =================     ================
Diluted net income per share
                                                     .08                  .03
                                        =================     ================
Diluted weighted average shares
   outstanding                                 3,624,475            3,659,104
                                        =================     ================


See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Three months ended
                                                                               March 31,
                                                                        1999                1998
                                                                   ---------------     ---------------
                                                                    (unaudited)         (unaudited)
Cash flows from operating activities

Net income                                                             $  287,768          $  115,008

Adjustments  to  reconcile  net  income  to net cash  provided  by (used  in) by operating activities:
      Depreciation and amortization                                       328,567              69,000
      Deferred income taxes                                                81,395              19,595
      Decrease (increase) on marketable securities                      1,068,451            (92,463)
      Changes in operating assets and liabilities:
         Increase in restricted cash for sinking fund payment
            on industrial development bond                               (27,092)            (25,970)
         (Increase) decrease in accounts receivable                     (808,590)              93,986
         Increase in inventories                                        (217,788)           (121,769)
         (Increase) decrease in prepaid expenses                         (14,567)              30,396
         Decrease in other assets                                          12,238                  --
         Increase in accounts payable                                      57,046             105,481
         Increase in accrued liabilities                                   20,770               1,567
         Increase (decrease) in income taxes payable                       49,701           (244,656)
                                                                   ---------------     ---------------
Net cash provide by (used in) operating activities                        837,899            (49,825)
Cash flows from investing activities
Purchase of property and equipment                                      (191,214)           (787,740)
Additions of patents and trademarks                                         (660)                  --
                                                                   ---------------     ---------------
Net cash used in investing activities                                   (191,874)           (787,740)
Cash flows from financing activities
Payments on debt related to business acquisitions                     (4,204,500)                  --
Proceeds from bank line of credit                                         492,839                  --
Repayment of bank line of credit                                        (541,993)                  --
Proceeds from exercise of stock options                                        --               4,625
Proceeds from exercise of warrants                                             --             105,000
Purchase of treasury stock                                                     --            (50,790)
                                                                   ---------------     ---------------
Net cash (used in) provided by financing activities                   (4,445,528)              58,835
                                                                   ---------------     ---------------
Net (decrease) in cash and cash equivalents                           (3,607,629)           (778,730)
Cash and cash equivalents at beginning of period                        7,960,511           2,260,426
                                                                   ---------------     ---------------
Cash and cash equivalents at end of period                            $ 4,352,882         $ 1,481,696
                                                                   ===============     ===============



See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999


1.  Summary of Significant Accounting Policies

Description of Organization and Business

The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed it's name to ZEVEX International, Inc. on August 15, 1988. In November 1997 the Company reincorporated into Delaware. During 1998, the Company's operations consisted of the business of its wholly-owned subsidiary, ZEVEX, Inc. In December 1998, the Company acquired an additional product line and completed the acquisition of two additional subsidiaries, Aborn Electronics, Inc. and JTech Medical Industries, Inc. The Company and its subsidiaries design and manufacture advanced medical devices, including surgical systems, device components, and sensors for medical and industrial technology companies. The Company and its subsidiaries also design, manufacture, and market their own medical devices using proprietary technologies. The Company's design and manufacturing service customers are primarily medical technology companies, which sell the Company's systems and devices under private labels or incorporate the Company's devices into their products.

Principles of Consolidation

The consolidated balance sheet at March 31, 1999 and December 31, 1998 includes the accounts of ZEVEX International, Inc. (Company) and its wholly-owned operating subsidiaries, ZEVEX, Inc., Aborn Electronics, Inc., and JTech Medical Industries, Inc. The consolidated statement of operations excludes the results of Aborn and JTech for March 31, 1998, because these two acquisitions were consummated effective as of December 31, 1998. At March 31, 1998, the consolidated financial statements include the accounts of ZEVEX International, Inc. (Company) and its wholly-owned operating subsidiary ZEVEX, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1998 Annual Report on SEC Form 10-K.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not indicative of the results of operations to be expected for a full year.


2.  Bank Line of Credit

The Company renewed its line of credit arrangement with a financial institution for $5 million. The line matures on May 31, 1999. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, 7.75% at March 31, 1999 and December 31, 1998. The Company's balance on its line of credit was $492,839 at March 31, 1999 and $441,993 at December 31, 1998. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of March 31, 1999, the Company was in compliance with these financial covenants.

In addition, JTech had a line of credit with a financial institution for $150,000. The line bore interest at the prime rate plus 1% (8.75% at March 31, 1999 and December 31, 1998) that matured on March 15, 1999 and was not renewed. The balance under this line of credit was $100,000 at December 31, 1998. The line of credit was collateralized by all of the assets of JTech and contained certain covenants. JTech was in compliance with the debt covenants at December 31, 1998.


3.  Repurchase of Common Stock

On February 4, 1998, the Company repurchased 6,700 shares of outstanding Common Stock for $50,790. The Company anticipates that all the shares will be contributed to the Employees' Stock Ownership Plan.


4.  Related Party Transactions

On December 31, 1998, the Company acquired JTech pursuant to a Stock Purchase Agreement among the Company and the four shareholders of JTech (the "JTech Stock Purchase"). Leonard C. Smith, one of the selling JTech shareholders, received $1,257,900 in cash and a convertible debenture in connection with the JTech Stock Purchase. The convertible debenture, in the principal amount of $1,290,000, is due January 6, 2002 and is convertible at Mr. Smith's option during the period from January 6, 2000 to January 6, 2002 at $11 per share.

JTech also entered into an Employment Agreement with Leonard C. Smith, dated December 31, 1998, which provides that Mr. Smith serve as President of JTech for three years at a salary of $100,000 per year. Pursuant to the employment agreement, Mr. Smith also received an option to purchase 40,000 shares of the Company's common stock, vesting over four years, at $4.875 per share, the closing price of such stock on Nasdaq on the date of the JTech Stock Purchase. Mr. Smith was appointed to fill a vacancy on the Company's Board of Directors, effective April 26, 1999. Mr. Smith's term on the Board will expire at the 2001 annual meeting of shareholders.

On April 15, 1997, the Company entered into a consulting agreement with another company owned by certain stockholders to provide services related to strategic planning, public relations, financing and potential acquisition of new products or companies. Under the consulting agreement, the Company paid an initial fee of $50,000, and pay $10,000 per month for two years. In addition, these certain stockholders have the right to nominate one director to the Company's Board of Directors. The certain stockholders exercised this right with its nomination of Kirk Blosch in June 1998. Mr. Blosch is serving a 3-year term as a director, which term expires at the annual meeting of shareholders in June 1999. Mr. Blosch has been nominated to serve another 3-year term.

In connection with the secondary public offering completed in November 1997, certain stockholders waived their registration rights on 350,000 warrants. In exchange, the Company and these stockholders executed a registration rights agreement, entitling these stockholders to certain demand registration rights for a period of two years from February 1, 1998.


5.       Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the three months ending March 31, 1999, SFAS No. 130 would have required the Company to show comprehensive income of $77,346 (net of tax effect) higher than net income reported on the Company's financial statements.

-------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Results of Operations

The Company's revenues for the first quarter of 1999 increased to $4,661,453, from $2,187,711 for the first quarter of 1998, an increase of approximately 113% for the three months ending March 31, 1999. During the first three months of 1999, 14% of total revenues resulted from sales to one customer, who was not a major customer in 1998, compared to 48% of total revenues for the first three months of 1998, from sales to three customers. Sales of the Company's proprietary enteral feeding products line accounted for approximately 34% of the total revenues for the first quarter of 1999, compared to 21% for the first quarter of 1998. Sales of the Company's proprietary JTech product line, accounted for approximately 20% of the total revenues for the first quarter of 1999. Forty-six percent of the Company's revenues in the first quarter 1999 were products, which are manufactured for and sold to OEM customers, who market the final product. The Company's contract manufacturing revenue growth depends upon growth in demand for systems, devices and instruments manufactured by ZEVEX, and ZEVEX's ability to acquire additional manufacturing service contracts from medical technology companies. ZEVEX's contract manufacturing customers have complete control over the marketing and sales of products that ZEVEX manufactures for them. ZEVEX has no ability to increase demand for instruments that it manufactures for its contract-manufacturing customers. No assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

The Company's gross profit as a percentage of revenues was approximately 49% for the first quarter of 1999, as compared to 42% for the first quarter of 1998. Management attributes the increase mainly to an increase in revenues relating to the Company's proprietary products.

Selling, general and administrative expenses for the quarter ended March 31, 1999, increased $749,726, from $830,544 in the first quarter of 1998 to $1,580,270 in the first quarter 1999. Increased expenses resulted from the Company's continuing growth, which has resulted primarily from the acquisitions of JTech and Aborn. An expanded sales and marketing effort also increased staffing, travel, advertising and administrative expenses related to the enteral feeding and JTech product lines. The Company also had an increase in expenses related to employees, such as insurance, taxes, and pension benefits. The Company believes that general and administrative expenses in 1999 will continue at approximately the same percentage of sales as in the previous two years.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. During the first quarter of 1999, research and development expenses were $129,062, compared to $104,084 during the first quarter of 1998. Expenses incurred during the first quarter were for the continued development of new applications of the Company's ultrasound technology and proprietary products for both ZEVEX and JTech. Management believes investing in research and development will serve the Company's future well, and intends to continue this kind of investment for the foreseeable future with expected expenditures for 1999 at approximately $600,000.

Net income increased to $287,768, approximately 6.2% of revenues, in the first quarter of 1999, from $115,008, approximately 5.3% of revenues, in the first quarter of 1998. The increase in net income during the first quarter of 1999, as compared to the first quarter of 1998, is principally due to increased revenues and the decreased cost of sales mentioned above, related to the additional revenues of the proprietary products.

As of March 31, 1999, the Company's backlog of OEM contract manufacturing customer orders was $5,593,245, as compared to $7,001,866 on March 31, 1998. Management estimates that approximately 80% of the backlog will ship before December 31, 1998.


Liquidity and Capital Resources

During the quarter ending March 31, 1999, the Company had $837,899 of cash provided by operating activities, compared to $49,825 of cash used in operating activities in the first quarter of 1998. Cash decreased by $3,607,629 for the three months ending March 31, 1999, as the Company made payments on debt related to the business acquisitions of JTech and Aborn, and continuing to fund an increase in accounts receivable and inventories, and purchases related to plant and equipment

The Company's investment in property, new research, production, test equipment and tooling was $191,214 for the first quarter of 1999, compared to $787,740 in 1998. The Company paid $580,000 in the exercise of its first right of refusal to purchase a parcel of land, approximately 3.47 acres, to the north of its facility in the first quarter of 1998. Total expenditures for equipment in the first quarter of 1999 was $191,214, primarily for upgrading the Company's research, design, manufacturing, and engineering capabilities. The Company expects to spend approximately $240,000 for the remainder of 1999 for additional manufacturing equipment and software, as well as for normal replacement of old equipment. The Company also anticipates spending approximately $600,000 in additional research and development expenses during 1999.

The Company's working capital at March 31, 1999 was $12,112,685, compared to $16,716,466 at March 31, 1998. The decrease in working capital is primarily due to the payments on debt related to the acquisitions completed in December 1998, as described in the Acquisition section of the Notes to Consolidated Financial Statements in the Company's Annual Report on SEC Form 10-K. The portion of working capital represented by cash at such dates was $4,352,882 and $1,481,696, respectively. The Company uses substantial portions of its cash from time to time to fund its operations, including increases in inventories, accounts receivable and work in process in connection with various customer orders, as well as acquisitions of additional technologies and product complementary to the Company's current technologies and products. The Company feels its working capital is sufficient for operations for the next twelve months.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

When used in this report, the words "estimate," "believe," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contemplated herein, or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to the Company's growth and operating strategies;
(iii) loss or retirement of key members of management; (iv) increase in interest rates of the Company's cost of borrowing, or a default under any material debt agreement; (vi) prolonged labor disruption; (viii) deterioration in general of regional economic conditions; (ix) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (x) loss of customers;(xi) adverse determinations in connection with pending or future litigation or other material claims and judgments against the Company; (xii) inability to achieve future sales; and (xiii) the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company. Please refer to the Company's SEC Form 10-K for its fiscal year ended December 31, 1998, for additional cautionary statements.

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


ZEVEX INTERNATIONAL, INC.


Dated:  May 13, 1999
                                     By   /s/ Dean G. Constantine
                                       Dean G. Constantine, President


                                      By   /s/ Phillip L. McStotts
                                        Phillip L. McStotts, Secretary
                                         (Principal Financial Officer)