Form 10-Q/A
period 1999-03-31
ZEVEX INTERNATIONAL INC
filed 1999-06-22
CIK 827056

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
                                        =================     ================


See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Three months ended
                                                                               March 31,
                                                                        1999                1998
                                                                   ---------------     ---------------
                                                                    (unaudited)         (unaudited)
Cash flows from operating activities

Net income                                                             $  287,768          $  115,008

Adjustments  to  reconcile  net  income  to net cash  provided  by (used  in) by operating activities:
      Depreciation and amortization                                       328,567              69,000
      Deferred income taxes                                                81,395              19,595
      Decrease (increase) on marketable securities                      1,068,451            (92,463)
      Changes in operating assets and liabilities:
         Increase in restricted cash for sinking fund payment
            on industrial development bond                               (27,092)            (25,970)
         (Increase) decrease in accounts receivable                     (808,590)              93,986
         Increase in inventories                                        (217,788)           (121,769)
         (Increase) decrease in prepaid expenses                         (14,567)              30,396
         Decrease in other assets                                          12,238                  --
         Increase in accounts payable                                      57,046             105,481
         Increase in accrued liabilities                                   20,770               1,567
         Increase (decrease) in income taxes payable                       49,701           (244,656)
                                                                   ---------------     ---------------
Net cash provide by (used in) operating activities                        837,899            (49,825)
Cash flows from investing activities
Purchase of property and equipment                                      (191,214)           (787,740)
Additions of patents and trademarks                                         (660)                  --
                                                                   ---------------     ---------------
Net cash used in investing activities                                   (191,874)           (787,740)
Cash flows from financing activities
Payments on debt related to business acquisitions                     (4,204,500)                  --
Proceeds from bank line of credit                                         492,839                  --
Repayment of bank line of credit                                        (541,993)                  --
Proceeds from exercise of stock options                                        --               4,625
Proceeds from exercise of warrants                                             --             105,000
Purchase of treasury stock                                                     --            (50,790)
                                                                   ---------------     ---------------
Net cash (used in) provided by financing activities                   (4,253,654)              58,835
                                                                   ---------------     ---------------
Net (decrease) in cash and cash equivalents                           (3,607,629)           (778,730)
Cash and cash equivalents at beginning of period                        7,960,511           2,260,426
                                                                   ---------------     ---------------
Cash and cash equivalents at end of period                            $ 4,352,882         $ 1,481,696
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