Form 10-Q
period 1999-06-30
ZEVEX INTERNATIONAL INC
filed 1999-08-17
CIK 827056

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [   ]    No  [   ]    Not Applicable  [ X ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 15, 1998, the Company had outstanding 3,420,326 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. (the "Company"), files herewith balance sheets of the Company as of June 30, 1999, and December 31, 1998, and the related statements of operations and cash flows for the respective three month and six month periods ended June 30, 1999 and 1998. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1998.

                            ZEVEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                            June 30                       Dec. 31

                                                                             1999                          1998
                                                                          (unaudited)
                                                       ASSETS
Current assets:
              Cash and cash equivalents                                     $ 2,517,136                   $ 7,960,511
              Restricted cash for sinking
                 fund payment on IDB                                             35,292                       182,049
              Accounts receivable                                             4,501,957                     3,435,181
              Inventories                                                     5,742,421                     5,574,394
              Marketable securities                                             956,517                     1,598,032
              Deferred income taxes                                             181,648                       249,251
              Prepaid expenses
                                                                                 59,350                        65,561
                              Total current assets                           13,994,321                    19,064,979

              Property and equipment, net                                     5,548,552                     5,505,643
              Patents and trademarks, net                                       137,490                       139,792
              Goodwill, net                                                   8,700,729                     8,998,006
              Other assets
                                                                                 17,270                        52,559
                                                                           $ 28,398,362                  $ 33,760,979

                                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
              Accounts payable                                              $ 1,176,955                   $ 1,076,110
              Other accrued expenses                                            678,298                       684,952
              Income taxes payable                                              252,138                        50,891
              Bank lines of credit                                              149,000                       541,993
              Current portion of long-term debt
                                                                               361,761                      5,042,000
                              Total current liabilities                       2,618,152                     7,395,946

             Deferred income taxes                                              98,128                         97,228
             Industrial development bond                                     1,700,000                      1,800,000
             Convertible debt, long-term                                     4,350,000                      4,350,000
             Other long-term liabilities                                            --                          3,270

Stockholders' equity:
              Common stock, $.001 par value: authorized
              10,000,000  shares, issued 3,420,326 and 3,418,876
                   respectively for June 1999 and Dec. 1998                       3,420                         3,419
              Additional paid in capital                                     16,211,967                    17,381,793
              Less: Treasury stock                                             (50,790)                      (50,790)
              Unrealized loss on  marketable securities, net                   (53,700)                     (147,309)
              Retained earnings
                                                                              3,521,185                     2,927,422

                              Total stockholders' equity                     19,632,082                    20,114,535
                                                                           $ 28,398,362                  $ 33,760,979

See accompanying notes.

                                                      ZEVEX INTERNATIONAL, INC.
                                                       STATEMENTS OF OPERATIONS



                                                    Three months ended                                    Six months ended
                                                          June 30,                                             June 30,



                                             1999                   1998                     1999                       1998
                                      -------------------     -----------------       -------------------       --------------------
                                         (unaudited)            (unaudited)              (unaudited)                (unaudited)


Revenue:
   Product sales                          $  5,079,335           $  2,765,873              $  9,377,562               $  4,904,424
   Engineering services                        402,069                333,480                   765,295                    382,640
                                      -----------------     ------------------       -------------------       --------------------
Total revenue                                5,481,404              3,099,353                10,142,857                  5,287,064
Cost of sales                                2,991,430              1,582,604                 5,378,537                  2,860,027
                                      -----------------     ------------------       -------------------       --------------------
Gross profit                                 2,489,974              1,516,749                 4,764,320                  2,427,037

Operating expenses:
  General and administrative                 1,028,428                750,695                 2,073,380                   1,283,022
  Selling and marketing                        579,292                294,472                 1,107,735                    592,689
  Goodwill Amortization                        154,206                     --                   308,412                         --
  Research and development                     169,683                 51,890                   298,745                    155,974
                                      -----------------     ------------------       -------------------       --------------------

Total operating expenses                     1,931,609              1,097,057                 3,788,272                  2,031,685

Operating income                               558,365                419,692                   976,048                    395,352
Other income (expense):
   Interest income                              33,821                155,850                    88,590                    269,065
   Interest expense                          (115,104)               (27,646)                 (220,134)                   (44,414)
   Unrealized gain on
     marketable securities                          --                 11,718                    87,903                     74,214
                                      -----------------     ------------------       -------------------       --------------------
Income before provision for
   income taxes                                477,082                559,614                   932,407                    694,217

Provision for taxes                          (171,087)              (212,333)                 (338,644)                  (231,928)
                                      -----------------     ------------------       -------------------       --------------------

Net income                                 $   305,995            $   347,281               $   593,763                $   462,289
                                      =================     ==================       ===================       ====================

Basic net income per share                  $      .09             $      .11                $      .17                 $      .14
                                      =================     ==================
                                                                                     ===================       ====================
Weighted average shares
   outstanding                               3,413,371              3,297,688                 3,412,777                  3,289,312
                                      =================     ==================
                                                                                     ===================       ====================

Diluted net income per share                       .09                    .10                       .17                        .13
                                      =================     ==================
                                                                                     ===================       ====================
Diluted weighted average shares
   outstanding                               3,430,125              3,654,132                 3,439,283                  3,652,666
                                      =================     ==================       ===================       ====================


                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Six months ended
                                                                             June 30,
                                                                       1999                 1998
                                                                   ---------------     ---------------
                                                                    (unaudited)         (unaudited)
Cash flows from operating activities
Net income                                                             $  593,763          $  462,289

Adjustments to reconcile  net income to net cash (used in) Provided by operating activities:
      Depreciation and amortization                                       665,078             220,386
      Benefit for deferred income taxes                                    68,503              20,203
      Unrealized gain (loss) on marketable securities                      93,609            (74,214)
      Changes in operating assets and liabilities:
         (Decrease)  increase  in  restricted  cash  for  sinking
fund                   payment on industrial development bond             146,757            (52,261)
         (Increase) in accounts receivable                            (1,066,776)           (543,307)
         (Increase) in inventories                                      (168,027)           (345,686)
         Decrease (increase) in marketable securities                     641,515           (264,140)
         Decrease in prepaid expenses                                       6,211              17,352
         Decrease in other assets                                          35,289                  --
         Increase (decrease) in accounts payable                          100,845            (69,858)
         Increase (decrease) in accrued liabilities                       (9,924)             (2,865)
         Increase (decrease) in income taxes payable                      201,247           (269,864)
                                                                   ---------------     ---------------
Net cash (used in) provided by operating activities                     1,308,090           (901,965)
Cash flows from investing activities
Purchase of property and equipment                                      (406,138)           (925,951)
Additions to patents and trademarks                                       (2,270)            (12,684)
                                                                   ---------------     ---------------
Net cash used in investing activities                                   (408,408)           (938,635)
Cash flows from financing activities
Repurchase of common stock warrants                                   (1,175,000)                  --
Payment on debt of business acquisitions                              (4,680,239)
Proceeds from exercise of stock options                                     5,175              13,410
Proceeds from exercise of warrants                                             --             105,000
Purchase of treasury stock                                                     --            (50,790)
Repayment/proceeds on bank line of credit                               (392,993)                  --
Repayment of industrial development bond                                (100,000)           (100,000)
                                                                   ---------------     ---------------
Net cash (used in) provided by financing activities                   (6,343,057)            (32,380)
                                                                   ---------------     ---------------
Net decrease in cash and cash equivalents                             (5,443,375)         (1,872,980)
Cash and cash equivalents at beginning of period                        7,960,511           2,260,426
                                                                   ---------------     ---------------
Cash and cash equivalents at end of period                            $ 2,517,136           $ 387,446
                                                                   ===============     ===============



                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999


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

Principles of Consolidation

The  consolidated  balance sheet at June 30, 1999 and December 31, 1998 includes the accounts of ZEVEX International, Inc. (Company) and its wholly-owned operating subsidiaries, ZEVEX, Inc., Aborn Electronics, Inc., and JTech Medical Industries, Inc. The consolidated statement of operations excludes the results of Aborn and JTech for June 30, 1998, because these two acquisitions were consummated effective as of December 31, 1998. At June 30, 1998, the consolidated financial statements include the accounts of ZEVEX International, Inc. (Company) and its wholly-owned operating subsidiary ZEVEX, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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




2.  Bank Line of Credit

The Company renewed its line of credit arrangement with a financial institution for $5 million. The line matures on May 31, 2000. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, 7.75% at June 30, 1999 and December 31, 1998. The Company's balance on its line of credit was $149,000 at June 30, 1999 and $441,993 at December 31, 1998. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of June 30, 1999, the Company was in compliance with these financial covenants.

In addition, JTech had a line of credit with a financial institution for $150,000. The line bore interest at the prime rate plus 1% (8.75% at December 31, 1998) that matured on March 15, 1999 and was not renewed. The balance under this line of credit was $100,000 at December 31, 1998. The line of credit was collateralized by all of the assets of JTech and contained certain covenants. JTech was in compliance with the debt covenants at December 31, 1998.

3.  Repurchase of Common Stock

On June 14, 1999, the Company repurchased 470,0000 outstanding Common Stock Warrants for $1,175,000. On February 4, 1998, the Company repurchased 6,700 shares of outstanding Common Stock for $50,790. The Company anticipates that all the shares will be contributed to the Employees' Stock Ownership Plan.

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

On April 15, 1997, the Company entered into a consulting agreement with another company owned by certain stockholders to provide services related to strategic planning, public relations, financing and potential acquisition of new products or companies. Under the consulting agreement, the Company paid an initial fee of $50,000, and pay $10,000 per month for two years. The agreement expired in April 1999. In addition, these certain stockholders have the right to nominate one director to the Company's Board of Directors. The certain stockholders exercised this right with its nomination of Kirk Blosch in June 1998. Mr. Blosch is serving a 3-year term as a director, which term expires at the annual meeting of shareholders in June 2002.

5.       Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the six months ending June 30, 1999, SFAS No. 130 would have required the Company to show comprehensive income of $93,609 (net of tax effect) higher than net income reported on the Company's financial statements.

6. Inventories

Inventories consist of the following at June 30, 1999 and December 31, 1998:


                                                          June 1999         December 1998
                                                      ---------------------------------------

Materials                                                $    2,798,940     $    3,156,276
Work in Progress                                              2,203,982          1,831,112
Finished goods, including completed subassemblies
                                                                739,499            587,006
                                                      =======================================
                                                         $    5,742,421     $    5,574,394
                                                      =======================================


7. Net Income Per Common Share

Basic net income per common share is  calculated  by dividing net income for the
period  by  the   weighted-average   number  of  the  Company's   common  shares
outstanding.

Diluted net income per common share includes the dilutive effect of options in the weighted-average number of the Company's common shares outstanding as calculated using the treasury stock method.

-------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Results of Operations

The Company's revenues for the second quarter of 1999 increased to $5,481,404, from $3,099,353 for the second quarter of 1998, an increase of approximately 77% for the three months ended June 30, 1999. For the first six months of 1999, revenues increased 92% to $10,142,857 from $5,287,064 for the six months ended 1998. During the first six months of 1999, 14% of total revenues resulted from sales to one customer, who was not a major customer in 1998, compared to 57% of total revenues for the first three months of 1998, from sales to three customers. Sales of the Company's proprietary enteral feeding products line accounted for approximately 32% of the total revenues for the second quarter of 1999, compared to 14% for the second quarter of 1998. Sales of the Company's proprietary JTech product line, accounted for approximately 13% of the total revenues for the second quarter of 1999. Fifty-six percent of the Company's revenues in the second quarter 1999 were products, which are manufactured for and sold to OEM customers, who market the final product. Fifty-one percent of the first six months revenues were sold to OEM customers, who market the final product. The Company's manufacturing revenue growth depends upon growth in demand for systems, devices and instruments manufactured by ZEVEX, and ZEVEX's ability to acquire additional manufacturing service contracts from medical technology companies. ZEVEX's contract manufacturing customers have complete control over the marketing and sales of products that ZEVEX manufactures for them. ZEVEX has no ability to increase demand for instruments that it manufactures for its contract-manufacturing customers. No assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

The Company's gross profit as a percentage of revenues was approximately 45% for the three months ended June 30, 1999, as compared to 49% for 1998. Gross profits for six months were 47% for 1999 and 46% for 1998. Management attributes the decrease in the second quarter mainly to lower margin engineering services and instrument proto-type manufacturing. Management attributes the increase for the six-month period to an increase in revenues relating to the Company's proprietary products.

Selling, general and administrative expenses for the three months ended June 30, 1999, increased $562,553, from $1,045,167 in 1998 to $1,607,720 in 1999. For six months ended June 30, 1999, selling, general and administrative increased $1,305,404 from $1,875,711 in 1998 to $3,181,115 in 1999. Increased expenses resulted from the Company's continuing growth, which has resulted primarily from the acquisitions of JTech and Aborn. An expanded sales and marketing effort also increased staffing, travel, advertising and administrative expenses related to the enteral feeding and JTech product lines. The Company also had an increase in expenses related to employees, such as insurance, taxes, and pension benefits. The Company believes that general and administrative expenses in 1999 will continue at approximately the same percentage of sales as in the previous two years.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. For the three months ended June 30, 1999, research and development expenses were $169,683, compared to $51,890 in 1998. For six months ended June 30, 1999, research and development expenses were $298,745, compared to $155,974 for 1998. Significant fluctuations experienced in research and development are due to the timing of the Company's research projects. Expenses incurred during the second quarter were for the continued development of new applications of the Company's ultrasound technology and proprietary products. Management believes investing in research and development will serve the Company's future well, and intends to continue this investment for the foreseeable future. Research and development expenses will continue at approximately the same percentage as in the previous two years.

Net income decreased to $305,995, approximately 5.6% of revenues, for the three months ended June 30, 1999, from $347,281, approximately 11.2% of revenues, in 1998. Net income for six months ended June 30, 1999, increased to $593,763, 5.9% of revenues, from $462,289, 8.7% of 1998 revenues. The increase in net income for the six months ending June 30, 1999, as compared to the six months ending June 30, 1998, is principally due to increased revenues generated by the Company.

As of June 30, 1999, the Company's backlog of customer orders was $5,645,000, as compared to $5,696,000 on June 30, 1998. Management estimates that approximately 80% of the backlog will ship before December 31, 1998.


Liquidity and Capital Resources

During the three months and six months ended June 30, 1999, the Company produced $305,995 and $593,763 in net income respectively from operating activities, compared to net incomes of $347,281 and $462,289, respectively, for the three months and six months ended June 30, 1998. Cash decreased by $5,443,375 for the six months ending June 30, 1999, as the Company made payments on debt incurred with business acquisitions and the repurchase of common stock warrants and continued to fund an increase in accounts receivable and inventories, as well as purchases related to property, plant and equipment.

The Company's investment in property, patents from new research, production, test equipment and tooling was $406,138 for the six months ended June 30, 1999, compared to $925,951 in 1998. Total expenditures for equipment were primarily due to upgrading the Company's research, design and engineering capabilities as well as normal replacement of engineering and production equipment and tooling. The Company expects to spend approximately $100,000 for the remainder of 1999 for additional manufacturing equipment, as well as for normal replacement of old equipment. The Company also anticipates approximately $400,000 of additional research and development expenses during 1998.

The Company's working capital at June 30, 1999 was $11,376,169, compared to $16,967,379 at June 30, 1998. The decrease in working capital is primarily due to the payments on debt related to the acquisitions completed in December 1998, as described in the Acquisition section of the Notes to Consolidated Financial Statements in the Company's Annual Report on SEC Form 10-K. The portion of working capital represented by cash at such dates was $2,517,136 and $387,446, respectively. The Company however had in addition to the cash balance on June 30, 1998, $10,352,999 in short term, investment grade, interest bearing investments. The Company uses substantial portions of its cash from time to time to fund its operations, including increases in inventories, accounts receivable and work in process in connection with various customer orders, as well as acquisitions of additional technologies and product complementary to the Company's current technologies and products. The Company feels its working capital is sufficient for operations for the next twelve months.

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

         State of Readiness

With regard to its information systems (financial, supply, inventory, order, office support, etc.) the Company has developed and begun implementing a plan to convert all necessary systems to be ready for the year 2000. Approximately 95% of the necessary systems have been determined to be Y2K compliant by the Company, or have been upgraded to new systems which are certified by the manufacturer as Year 2000 compliant. Completion of correction or upgrading of the remaining necessary systems is expected by October 1, 1999.

With regard to its non-information system operations, the Company is in the process of reviewing and correcting Y2K problems in the following areas: products currently manufactured by the Company; manufacturing and engineering systems; and building systems. This review is approximately 97% complete and the Company has been able to correct or plans to correct prior to 2000 each material Y2K issue identified in the review.

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

         Cost to Address Y2K Issues

As of August 1, 1999, the Company has spent approximately $190,000 in hardware and software expenses to upgrade or correct Y2K problems with the Company's internal systems. The Company currently expects to incur approximately an additional $10,000 in costs for further upgrades and corrections. These costs include, however, costs to upgrade and replace systems that the Company would otherwise would have done in the normal course of business. The estimated costs are based on management's best projections but there can be no guarantee that these forecasts will be achieved and actual results could differ materially from those anticipated. Company management anticipates that these costs will be funded through operating cash flows. The Company has not yet been able to estimate the costs it may incur as a result of its suppliers and customers experiencing Y2K difficulties.

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

Matters submitted at the annual meeting of shareholders held June 2, 1999, were to obtain the vote of shareholders to elect Phillip L. McStotts, Darla R. Gill and Kirk Blosch as directors of the Company to serve a three-year terms, ratify the appointment by the Board of Directors, for Ernst & Young, LLP, certified public accountants, as the independent auditors for the year ended December 31, 1998, and to approve the Company's 1999 Stock Option Plan. All of these matters were approved by the shareholders. For further details see ZEVEX International, Inc. proxy statement filed with the Securities and Exchange Commission on or about April 29, 1999.

Item 5.  Other Information - None.
Item 6.  Exhibits and Reports on Form 8-K - None.



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


ZEVEX INTERNATIONAL, INC.


Dated:  August 13, 1999
                                     By   /s/ Dean G. Constantine
                                       Dean G. Constantine, President


                                      By   /s/ Phillip L. McStotts
                                        Phillip L. McStotts, Secretary
                                         (Principal Financial Officer)