Form 10-Q
period 1999-09-30
ZEVEX INTERNATIONAL INC
filed 1999-11-12
CIK 827056

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 1998, the Company had outstanding 3,414,026 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. (the "Company"), files herewith balance sheets of the Company as of September 30, 1999, and December 31, 1998, and the related statements of operations and cash flows for the respective three month and nine month periods ended September 30, 1999, and 1998. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1998.

                            See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                            Sept 30                       Dec. 31

                                                                             1999                          1998
                                                                             -----                         ----
                                                                          (unaudited)
                                                       ASSETS
Current assets:
              Cash and cash equivalents                                     $ 3,186,778                   $ 7,960,511
              Restricted cash for sinking
                 fund payment on IDB                                             60,745                       182,049
              Accounts receivable                                             4,975,968                     3,435,181
              Inventories                                                     6,067,509                     5,574,394
              Marketable securities                                             979,467                     1,598,032
              Deferred income taxes                                             171,960                       249,251
              Prepaid expenses                                                   63,256                        65,561
                                                                           ------------                   -----------
                              Total current assets                           15,505,683                    19,064,979

              Property and equipment, net                                     5,379,345                     5,505,643
              Patents and trademarks, net                                       134,799                       139,792
              Goodwill, net                                                   8,550,700                     8,998,006
              Other assets                                                        4,464                        52,559
                                                                           ------------                   -----------
                                                                           $ 29,574,991                  $ 33,760,979
                                                                           ============                  ============

                                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
              Accounts payable                                              $ 1,784,702                   $ 1,076,110
              Other accrued expenses                                            473,005                       684,952
              Income taxes payable                                              340,627                        50,891
              Bank lines of credit                                              705,292                       541,993
              Current portion of long-term debt                                 114,194                     5,042,000
                                                                             ----------                     ---------
                              Total current liabilities                       3,417,820                     7,395,946

             Deferred income taxes                                              125,398                        97,228
             Industrial development bond                                      1,700,000                     1,800,000
             Convertible debt, long-term                                      4,345,000                     4,350,000
             Other long-term liabilities                                             --                         3,270

Stockholders' equity:
              Common stock, $.001 par value: authorized
              10,000,000  shares, issued 3,420,726 and 3,418,876
                   respectively for Sept. 1999 and Dec. 1998                      3,420                         3,419
              Additional paid in capital                                     16,211,967                    17,381,793
              Less: Treasury stock                                             (50,790)                      (50,790)
              Unrealized loss on  marketable securities, net                   (30,750)                     (147,309)
              Retained earnings                                               3,852,926                     2,927,422
                                                                              ---------                     ---------
                                           Total stockholders' equity        19,986,773                    20,114,535
                                                                             ----------                    ----------
                                                                           $ 29,574,991                  $ 33,760,979
                                                                           ============                  ============

                            ZEVEX INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS




                                                   Three months ended                                   Nine months ended
                                                        Sept 30,                                             Sept 30,
                                             1999                   1998                     1999                       1998
                                      -------------------     -----------------       -------------------       --------------------
                                        (unaudited)            (unaudited)              (unaudited)                (unaudited)
Revenue:
   Product sales                          $  4,970,055           $  2,301,498              $ 14,347,617               $  7,205,922
   Engineering services                        718,076                 44,645                 1,483,371                    427,285
                                      -----------------     ------------------       -------------------       --------------------
Total revenue                                5,688,131              2,346,143                15,830,988                  7,633,207
Cost of sales                                3,167,330              2,038,200                 8,545,867                  4,898,227
                                      -----------------     ------------------       -------------------       --------------------
Gross profit                                 2,520,801                307,943                 7,285,121                  2,734,980

Operating expenses:
    General and administrative                 983,154                648,974                 3,056,534                  1,931,996
  Selling and marketing                        593,599                351,508                 1,701,334                    944,197
  Goodwill amortization                        156,904                     --                   465,316                         --
  Research and development                     160,068                 53,328                   458,813                    209,302
                                      -----------------     ------------------       -------------------       --------------------

Total operating expenses                     1,893,725              1,053,810                 5,681,997                  3,085,495

Operating income (loss)                        627,076              (745,867)                 1,603,124                  (350,515)
Other income (expense):
   Interest income                              11,235                158,188                    99,825                    427,252
   Interest expense                          (106,896)               (28,517)                 (327,030)                   (72,930)
   Unrealized gain (loss) on
     Marketable securities                           0               (42,963)                    87,903                     31,251
                                      -----------------     ------------------       -------------------       --------------------
Income (loss) before
provision for income taxes                     531,415              (659,159)                 1,463,822                     35,058

Provision (benefit)  for taxes                 199,674              (239,315)                   538,318                      7,387
                                      -----------------     ------------------       -------------------       --------------------

Net income (loss)                           $  331,741           $  (419,844)              $    925,504                $    42,445
                                      =================     ==================       ===================       ====================

Basic net income (loss) per share           $      .10           $      (.13)              $        .27                $       .01
                                      =================     ==================       ===================       ====================
Weighted average shares
   outstanding                               3,413,813              3,297,688                 3,413,140                  3,289,312
                                      =================     ==================       ===================       ====================

Diluted net income (loss) per share                .10                  (.12)                       .27                        .01
                                      =================     ==================       ===================       ====================
Diluted weighted average shares
   outstanding                               3,433,988              3,654,132                 3,435,485                  3,652,666
                                      =================     ==================       ===================       ====================


                            See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Nine months ended
                                                                                Sept 30,
                                                                        1999                1998
                                                                   ---------------     ---------------
                                                                    (unaudited)         (unaudited)
Cash flows from operating activities
Net income                                                         $      925,504           $  42,445

Adjustments to reconcile  net income to net cash (used in) provided by operating activities:
      Depreciation and amortization                                     1,007,637             343,519
      Decrease (benefit) for deferred income taxes                        105,461            (34,399)
      Unrealized loss on marketable securities                            116,559              74,169
      Changes in operating assets and liabilities:
         Decrease in restricted cash for sinking  fund
         payment on industrial development bond                           121,304              21,105
         Increase in accounts receivable                              (1,540,787)            (77,555)
         Increase in inventories                                        (493,115)           (793,304)
         Decrease (increase) in marketable securities                     618,565           (858,425)
         Decrease (increase) in prepaid expenses                            2,305           (163,706)
         Decrease (increase) in other assets                               48,095            (28,894)
         Increase in accounts payable                                     708,592             603,252
         Decrease in accrued liabilities                                (211,947)             (2,752)
         Increase (decrease) in income taxes payable                      289,736           (285,403)
                                                                   ---------------     ---------------
Net cash (used in) provided by operating activities                     1,697,909         (1,159,948)
Cash flows from investing activities
Purchase of property and equipment                                      (426,770)         (1,055,200)
Additions to patents and trademarks                                       (2,270)            (20,462)
                                                                   ---------------     ---------------
Net cash used in investing activities                                   (429,040)         (1,075,662)
Cash flows from financing activities
Repurchase of common stock warrants                                   (1,175,000)                  --
Proceeds from exercise of stock options                                     5,175              23,660
Proceeds from exercise of warrants                                             --             105,000
Purchase of treasury stock                                                     --            (50,790)
Payments on debt from business acquisitions                           (4,936,076)                  --
Proceeds/repayment of bank line of credit                                 163,299                  --
Repayment of industrial development bond                                (100,000)           (100,000)
                                                                   ---------------     ---------------
Net cash used in by financing activities                              (6,042,602)            (22,130)
                                                                   ---------------     ---------------
Net decrease in cash and cash equivalents                             (4,773,733)         (2,257,740)
Cash and cash equivalents at beginning of period                        7,960,511           2,260,426
                                                                   ---------------     ---------------
Cash and cash equivalents at end of period                             $3,186,778           $   2,686
                                                                   ===============     ===============


                            See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999


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

Principles of Consolidation

The consolidated balance sheet at September 30, 1999 and December 31, 1998 to include the accounts of ZEVEX International, Inc. (Company) and its wholly-owned operating subsidiaries, ZEVEX, Inc., Aborn Electronics, Inc., and JTech Medical Industries, Inc. The consolidated statement of operations excludes the results of Aborn and JTech for September 30, 1998, because these two acquisitions were consummated effective as of December 31, 1998. At September 30, 1998, the consolidated financial statements include the accounts of ZEVEX International, Inc. (Company) and its wholly-owned operating subsidiary ZEVEX, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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




2.  Bank Line of Credit

The Company renewed its line of credit arrangement with a financial institution for $5 million. The line matures on May 31, 2000. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, 8.25% at September 30, 1999 and 7.75% at December 31, 1998. The Company's balance on its line of credit was $705,292 at September 30, 1999 and $441,993 at December 31, 1998. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of September 30, 1999, the Company was in compliance with these financial covenants.

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

3.  Repurchase of Common Stock

On June 14, 1999, the Company repurchased 470,0000 outstanding Common Stock Warrants for $1,175,000. On February 4, 1998, the Company repurchased 6,700 shares of outstanding Common Stock for $50,790 which the Company anticipates that it will be contributed to the Employees' Stock Ownership Plan.

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

JTech also entered into an Employment Agreement with Leonard C. Smith, dated December 31, 1998, which provides that Mr. Smith serve as President of JTech for three years at a salary of $100,000 per year. Pursuant to the employment agreement, Mr. Smith also received an option to purchase 40,000 shares of the Company's common stock, vesting over four years, at $5.00 per share, the closing price of such stock on Nasdaq on the date of the JTech Stock Purchase. Mr. Smith was appointed to fill a vacancy on the Company's Board of Directors, effective April 26, 1999. Mr. Smith's term on the Board will expire at the 2001 annual meeting of shareholders.

On April 15, 1997, the Company entered into a consulting agreement with another company owned by certain stockholders to provide services related to strategic planning, public relations, financing and potential acquisition of new products or companies. Under the consulting agreement, the Company paid an initial fee of $50,000, and paid $10,000 per month for two years. The agreement expired in April 1999. In addition, these certain stockholders have the right to nominate one director to the Company's Board of Directors. The certain stockholders exercised this right with its nomination of Kirk Blosch in June 1998. Mr. Blosch is serving a 3-year term as a director, which term expires at the annual meeting of shareholders in June 2002.

5.       Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the nine months ending September 30, 1999, SFAS No. 130 would have required the Company to show comprehensive income of $116,559 (net of tax effect) higher than net income reported on the Company's financial statements.

6. Inventories

Inventories consist of the following:
                                                        September 1999      December 1998
                                                      ---------------------------------------

Materials                                                $    2,787,423     $    3,156,276
Work in Progress                                              2,303,644          1,831,112
Finished goods, including completed subassemblies
                                                                976,442            587,006
                                                      =======================================
                                                         $    6,067,509     $    5,574,394
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

-------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Results of Operations

The Company's revenues for the third quarter of 1999 increased to $5,688,131, from $2,346,143 for the third quarter of 1998, an increase of approximately 142% for the three months ended September 30, 1999. For the first nine months of 1999, revenues increased 107% to $15,830,988 from $7,633,207 for the nine months ended 1998. During the first nine months of 1999, 12% of total revenues resulted from sales to one customer, who was not a major customer in 1998, compared to 51% of total revenues for the first nine months of 1998, from sales to three customers. Sales of the Company's proprietary enteral feeding products line accounted for approximately 38% of the total revenues for the third quarter of 1999, compared to 39% for the third quarter of 1998. Sales of the Company's proprietary JTech product line, accounted for approximately 13% of the total revenues for the third quarter of 1999. Forty-nine percent of the Company's revenues in the third quarter 1999 were products, which are manufactured for and sold to OEM customers, who market the final product. Fifty percent of the first nine months revenues were sold to OEM customers, who market the final product. The Company's manufacturing revenue growth depends upon growth in demand for systems, devices and instruments manufactured by ZEVEX, and ZEVEX's ability to acquire additional manufacturing service contracts from medical technology companies. ZEVEX's contract manufacturing customers have complete control over the marketing and sales of products that ZEVEX manufactures for them. ZEVEX has no ability to increase demand for instruments that it manufactures for its contract-manufacturing customers. No assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

The Company's gross profit as a percentage of revenues was approximately 44% for the three months ended September 30, 1999, as compared to 13% for 1998. Gross profits for nine months ended September 30, were 46% for 1999 and 36% for 1998. Management attributes the increase in gross profit percentage year over year to a number of matters, including (1) a shift in the revenue mix of its products to higher margin items that were sold during 1999, (2) consistent delivery schedules dictated by the Company's larger customers, and (3) the Company not having certain costs incurred in 1998 related to the Nutrition Medical acquisition as well as non-recurring engineering (NRE) tooling.

Selling, general and administrative expenses for the three months ended September 30, 1999, increased $576,271, from $1,000,482 in 1998 to $1,576,753 in
1999. For nine months ended September 30, 1999, selling, general and administrative increased $1,881,675 from $2,876,193 in 1998 to $4,757,868 in
1999. Increased expenses resulted from the Company's continuing growth, which has resulted primarily from the acquisitions of JTech and Aborn. An expanded sales and marketing effort increased staffing, travel, advertising and administrative expenses related to the Company's proprietary clinical nutrition delivery product line and JTech product lines. The Company also had an increase in expenses related to employees, such as insurance, taxes, and pension benefits. After consideration for the one time expenditures related to the Nutrition Medical product line acquisition the Company believes that general and administrative expenses in 1999 as related to sales will continue at approximately the same percentage as in the previous two years.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. For the three months ended September 30, 1999, research and development expenses were $160,068, compared to $53,328 in 1998. For nine months ended September 30, 1999, research and development expenses were $458,313 as compared to $209,302 for 1998. Significant fluctuations experienced in research and development are due to the timing of the Company's research projects. Expenses incurred during the third quarter were for the continued development of new applications of the Company's ultrasound technology, the clinical nutrition and JTech proprietary products. Management believes investing in research and development will serve the Company's future well, and intends to continue this investment for the foreseeable future. Research and development expenses will continue at approximately the same percentage of revenues as in the previous two years.

For the three months ended September 30, 1999 the Company had net income of $331,741, 5.8% of revenues compared to a $419,844 net loss, for the three months ended September 30, 1998. Net income for the nine months ended September 30, 1999, Increased to $925,504, 5.8% of revenues, from $42,445, 0.5% of 1998 revenues. The increase in net income during the third quarter of 1999, as compared to the third quarter of 1998, is principally due to the increased revenues, higher margin product sold through increased distribution and the acquisitions of JTech and Aborn subsidiaries.

As of September 30, 1999, the Company's backlog of customer orders was $5,247,000, as compared to $6,327,000 on September 30, 1998. Management estimates that approximately 60% of the backlog will be shipped before December 31, 1999. The Company's backlog is for contract manufacturing only and can be drastically affected by the timing of annual or semi-annual purchase orders placed by its customers.

Liquidity and Capital Resources

During the three months and nine months ended September 30, 1999, the Company produced net income of $331,741 and $925,504, respectively, compared to a net loss of $419,844 and net income of $42,445, respectively, for the three months and nine months ended September 30, 1998. Cash decreased by $4,773,733 for the nine months ending September 30, 1999, as the Company made payments on business acquisition debt, repurchase common stock warrants and continued to fund an increase in accounts receivable and inventories, as well as purchases of property, plant and equipment.

The Company's investment in property, patents from new research, production, test equipment and tooling was $429,040 for the nine months ended September 30, 1999, compared to $1,075,662 in 1998. The Company paid $580,000 in March 1998 to purchase a parcel of land, approximately 3.47 acres, to the north of its facility. Total expenditures for equipment of $426,770 in 1999 were primarily due to upgrading the Company's research, design and engineering capabilities. The Company expects to spend approximately $100,000 for the remainder of 1999 for additional manufacturing equipment, as well as for normal replacement of old equipment. The Company also anticipates approximately $150,000 of additional research and development expenses during 1999.

The Company's working capital at September 30, 1999 was $12,087,863, compared to $16,438,601 at September 30, 1998. The decrease in working capital is primarily due to the payment on debt related to the acquisitions completed in December 1998, as described in the Acquisition section of the Notes to Consolidated Financial Statements in the Company's Annual Report on SEC From 10-K. The portion of working capital represented by cash at such dates was $3,186,778 and $2,686 respectively. The Company however had in addition to the cash balance on September 30, 1998 $11,133,568 in short term, investment grade, interest bearing investments as compared to $979,467 in 1999. The Company uses substantial portions of its cash from time to time to fund its operations, including increases in inventories, accounts receivable and work in process in connection with various customer orders. The Company feels its working capital is sufficient for operations for the next twelve months.

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

         State of Readiness

With regard to its information systems (financial, supply, inventory, order, office support, etc.) the Company has developed and begun implementing a plan to convert all necessary systems to be ready for the year 2000. Approximately 98.5% of the necessary systems have been determined to be Y2K compliant by the Company, or have been upgraded to new systems which are certified by the manufacturer as Year 2000 compliant. Completion of correction or upgrading of the remaining necessary systems is expected by December 1, 1999.

With regard to its non-information system operations, the Company is in the process of reviewing and correcting Y2K problems in the following areas: products currently manufactured by the Company; manufacturing and engineering systems; and building systems. This review is approximately 99% complete and the Company has been able to correct or plans to correct prior to 2000 each material Y2K issue identified in the review.

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

         Cost to Address Y2K Issues

As of October 25, 1999, the Company has spent approximately $195,000 in hardware and software expenses to upgrade or correct Y2K problems with the Company's internal systems. The Company currently expects to incur approximately an additional $5,000 in costs for further upgrades and corrections. These costs include, however, costs to upgrade and replace systems that would have in the normal course of business. The estimated costs are based on management's best projections but there can be no guarantee that these forecasts will be achieved and actual results could differ materially from those anticipated. Company management anticipates that these costs will be funded through operating cash flows. The Company has not yet been able to estimate the costs it may incur as a result of its suppliers and customers experiencing Y2K difficulties.

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

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

When used in this report, the words "estimate," "believe," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contemplated herein, or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to the Company's growth and operating strategies;
(iii) loss or retirement of key members of management; (iv) increase in interest rates of the Company's cost of borrowing, or a default under any material debt agreement; (v) prolonged labor disruption; (vi) deterioration in general of regional economic conditions; (vii) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (viii) loss of customers;(ix) adverse determinations in connection with pending or future litigation or other material claims and judgments against the Company; (x) inability to achieve future sales; and (xi) the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company. Please refer to the Company's SEC Form 10-K for its fiscal year ended December 31, 1998, for additional cautionary statements.

-------------------------------------------------------------------------------

                 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK
-------------------------------------------------------------------------------

No significant changes in the market have occurred since December 31, 1998. Please refer to the Company's SEC Form 10-K for its fiscal year ended December 31, 1998, for additional discussions on market risks.

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


ZEVEX INTERNATIONAL, INC.


Dated:  November 10, 1999
                                     By   /s/ Dean G. Constantine
                                       Dean G. Constantine, President
                                      (Chief Executive Officer)

                                      By   /s/ Phillip L. McStotts
                                        Phillip L. McStotts, Secretary
                                       (Principal Financial Officer)