Form 10-K
period 1999-12-31
ZEVEX INTERNATIONAL INC
filed 2000-03-30
CIK 827056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                        Commission file number 001-12965

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

       Registrant's telephone number, including area code: (801) 264-1001

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:____

         The aggregate market value of the registrant's voting stock held by nonaffiliates computed with reference to the closing price as quoted on the NASDAQ Stock Market on March 15, 2000, was approximately $27,441,518. For the purposes of the foregoing, the registrant assumed that affiliates included only the registrant's directors, executive officers and principal shareholders filing Schedules 13D or 13G with respect to the registrant's common stock.

         The number of shares outstanding of the Company's Common Stock as of March 15, 2000 was 3,420,726

         Documents incorporated by reference: none

                                TABLE OF CONTENTS

Part I

   Item 1  BUSINESS                                               -- 3
   Item 2  PROPERTIES                                            -- 22
   Item 3  LEGAL PROCEEDINGS                                     -- 22
   Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   -- 22

Part II

   Item 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS                     -- 22
   Item 6  SELECTED FINANCIAL DATA                               -- 23
   Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS             -- 24
   Item7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                 MARKET RISK                                     -- 30
   Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           -- 30
   Item 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE          -- 30

Part III

   Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   -- 31
   Item 11  EXECUTIVE COMPENSATION                               -- 33
   Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                -- 36
   Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       -- 38

Part IV

   Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K                                   -- 38
   Item 14(c)  INDEX TO EXHIBITS                                 -- 41

SIGNATURES                                                       -- 40

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Through its three wholly owned subsidiaries, ZEVEX(R) International, Inc. ("ZEVEX"), a Delaware corporation, is in the business of designing, manufacturing and distributing medical devices. ZEVEX' product lines include proprietary medical devices that it designs, manufactures, and distributes, and contract-manufactured products that it designs and manufactures for original equipment manufacturers (OEM's).

ZEVEX' subsidiary, ZEVEX Inc., a Delaware corporation ("ZEVEX Inc.") provides products for enteral nutrition delivery. Enteral nutrition delivery involves the infusion of feeding solutions directly into the stomach or intestines of patients. These products include electromechanical pumps, disposable delivery sets, feeding tubes and accessories. ZEVEX Inc.'s enteral nutrition delivery products are sold to home health care providers, nursing homes, and hospitals.

ZEVEX Inc. is also a contract manufacturer of medical devices, which include ultrasonic sensors, surgical handpieces, and electronic instruments. ZEVEX Inc. customizes the design of each of these products to meet the specific requirements of the OEM customer.

ZEVEX' subsidiary, Aborn Electronics, Inc., a California corporation ("Aborn"), specializes in the design and manufacturing of optoelectronic components. At its San Jose, California facility, Aborn produces optical emitters, detectors, and transducer assemblies that include custom integrated circuits. Aborn products are used in medical devices and instrumentation, as well as in industrial and military applications.

ZEVEX' subsidiary, JTech Medical Industries, Inc., a Utah corporation ("JTech"), provides musculoskeletal evaluation products to chiropractors, occupational therapists, osteopaths, and physical therapists. The JTech product line consists of hand-held devices used for evaluating isolated muscle strength, joint ranges of motion, and functional capacity, coupled through a JTech interface module to a standard personal computer. JTech also develops and sells unique, user-friendly software that is employed by the customer for assessing and documenting clinical outcomes.

ZEVEX' current strategy is to continue to aggressively grow proprietary product revenues with the acquisition and internal development of products that complement its existing two lines of proprietary products. This is intended to augment ZEVEX' contract manufacturing business, which historically has been the core competence of ZEVEX. ZEVEX, together with its subsidiaries, is hereafter collectively referred to as the "Company".

DEVELOPMENTS DURING 1999

The Company substantially grew revenues and earnings during 1999, further diversifying its offering of proprietary products and gaining market share in both markets for its proprietary products, as well as growing its contract manufacturing business. Key contributors to the year's growth were:

1. In July 1998, ZEVEX Inc. entered into an agreement with Nutrition Medical, Inc., a Minnesota corporation, to acquire Nutrition Medical's product line of stationary feeding pumps, disposable sets and feeding tubes for enteral nutrition delivery. Company management believes that the Nutrition Medical stationary pump and feeding tube product line complements the line of ambulatory enteral feeding pumps and disposable sets that the Company has developed internally. The Company completed the acquisition of the Nutrition Medical product line on December 23, 1998, providing for a full year of revenue generation in 1999.

2. On December 31, 1998, the Company acquired JTech through a stock purchase transaction with the four shareholders of JTech. JTech was organized in 1988 to manufacture and sell range of motion measurement devices. As mentioned above, JTech currently manufactures and markets its own proprietary musculoskeletal evaluation products for health care providers, a line of products not previously manufactured or sold by the Company. JTech's revenues combined with revenues from the Company's proprietary enteral nutrition delivery products, accounted for more than 47% of total ZEVEX revenues in 1999.

3. On December 31, 1998, the Company acquired Aborn through a stock purchase transaction with the sole shareholder of Aborn. Aborn contributed to the Company's revenues and earnings throughout the entire 1999 year. As described above, Aborn currently designs and manufactures a variety of sophisticated optical sensors, custom computer chips, and semiconductor components for medical technology and other companies, and has brought new design and manufacturing expertise to the Company.

4. On May 6, 1999, ZEVEX Inc. entered into an agreement with Applied Medical Technology, Inc. ("AMT"), to distribute AMT's MINI(TM) button low-profile gastrostomy access devices and related accessories within the home care market. Management believes that these important enteral nutrition delivery devices will add significantly to the Company's growing product line.

SUBSEQUENT DEVELOPMENT

On March 29, 2000, ZEVEX Inc. entered into an agreement with Nestle USA, Inc. ("Nestle") to acquire a portion of its enteral nutrition delivery device business in an asset purchase. The assets to be acquired include over 19,500 enteral feeding pumps owned by Nestle and placed with various health care facilities under arrangements whereby the facilities agree to purchase disposable accessories for use with Nestle pumps. The assets will also include Nestle's line of pump administration sets, feeding tubes, irrigation kits and ancillary devices for the pumps. The total purchase price for the assets will range from $1.5 million to approximately $2.7 million depending on the sales generated by the acquired assets during the first 12 months following the purchase, plus the actual cost of the inventory acquired by the Company which is estimated to be approximately $700,000. The company currently anticipates that the acquisition will close by April 5, 2000.

For a period following the closing of the purchase, Nestle has agreed to assist the Company with the transition of the Nestle business to the Company. Although there is no assurance that the Company will be able to generate the same level of revenue experienced by Nestle from the acquired assets, based on Nestle's experience the Company currently anticipates that the acquisition of the Nestle assets will generate approximately $3 million in additional revenue for the Company during 2000.

ZEVEX' PROPRIETARY PRODUCTS

         Enteral Nutrition Delivery Products

Through ZEVEX Inc., the Company sells two major lines of enteral feeding pumps and a variety of related disposable feeding tubes and delivery sets. These products are for patients who require direct gastrointestinal nutritional therapy. Enteral feeding is a means of providing nutrition to patients who may have experienced head or neck trauma, or have gastrointestinal disorders, such as short bowel syndrome, Crohn's Disease, bowel pseudo-obstruction, and other serious digestive disorders, that prevent them from digesting food normally. Many enteral feeding patients require continuous administration of nutritional solutions throughout the day, which requires the patient to carry an enteral feeding pump.

The Company has successfully applied its engineering and regulatory expertise to the development, commercialization, and marketing of the EnteraLite(R) Ambulatory Enteral Feeding Pump for patients who require direct gastrointestinal nutritional therapy. Management believes that the EnteraLite pump is the lightest, most compact and most mobile enteral feeding pump on the market, possessing unprecedented safety and accuracy in liquid nutrition delivery. The EnteraLite's unique features include a 24-hour battery, which is one-third longer than the battery life of its closest competitor. The EnteraLite pump carries a two-year warranty, twice the industry average.

First introduced in 1996, the EnteraLite continues to gain acceptance in the home health care market due to the product's superior mobility and state-of-the-art features. By improving the convenience of nutrition delivery, the EnteraLite can contribute to better clinical outcomes and improved quality of life for enteral patients. The EnteraLite requires the use of disposable feeding bags and tubing sets, which are also sold by the Company. ZEVEX Inc. has been awarded seven U.S. patents for technology related to the EnteraLite and its disposable sets.

The acquisition of Nutrition Medical's line of pumps, delivery sets and feeding tubes significantly expanded the ZEVEX line of enteral delivery products. ZEVEX now manufactures and distributes the Enteral EZ(TM) enteral feeding pump, which is a cost-effective pump intended for applications where patients are not mobile. Complementing this pump model is a broad line of disposable delivery sets sold by ZEVEX for use with the Enteral EZ pump. These sets include bags and bottles of various sizes, as well as spike sets for use with pre-filled containers. Additionally, as a result of the Nutrition Medical acquisition, ZEVEX now offers an array of Panda(R) feeding tubes, which include adult and pediatric nasoenteric tubes, replacement gastrostomy tubes and a needle catheter jejunostomy kit. These feeding tubes are expendable devices that allow access to the gastrointestinal tract of the patient via commonly accepted procedures, and are discarded after use by a single patient.

Building upon the success of its enteral nutrition delivery pumps, ZEVEX Inc. has acquired distribution rights in the home care market for the AMT MINI button product line of low-profile gastrostomy access devices. Many EnteraLite pump customers utilize low-profile gastrostomy access devices in order to receive nutrition directly into their stomachs. Management believes that the AMT MINI button is a premium product with unique features that complements the premium product marketing strategy for the EnteraLite Pump.

         Musculoskeletal Evaluation Products

Through JTech, the Company is a manufacturer and marketer of both stand-alone and computerized musculoskeletal evaluation products that measure isolated muscle strength, joint ranges of motion, and sensation to document the effectiveness of treatment or extent of injury. JTech is an internationally-recognized leader in physical medicine measurement products, providing both hardware and Windows(R)-compatible software. JTech's musculoskeletal evaluation, functional capacity evaluation, upper extremity and hand testing, and pain evaluation products are used, for example, by chiropractors, physical therapists, osteopaths, and occupational therapists for outcome assessment during rehabilitation, medical-legal evaluations for personal injury and workers compensation claims, and clinical documentation.

CONTRACT DESIGN AND MANUFACTURING SERVICES

Through ZEVEX Inc. and Aborn, the Company provides design and manufacturing services to medical and other technology companies who sell the Company's systems and devices under private labels or incorporate them into their products. The Company designs and manufactures over 120 different surgical systems, device components, and sensors for more than 85 different established and emerging technology companies, such as Alaris Medical Systems, Inc., Allergan, Inc., various divisions of Baxter Healthcare Corporation, Medtronic Corporation, Mentor Corporation, SIMS Deltec, Inc., and Terumo. ZEVEX Inc. and Aborn each offer their customers over 12 years of specialized engineering and manufacturing expertise in their respective areas.

Industry sources indicate that there is a strong trend by medical device and other companies to outsource their device manufacturing requirements. Many emerging device companies do not have the engineering, manufacturing, or regulatory expertise to quickly and efficiently bring a device from conception to commercial use. Even larger, well-established companies, which may have the capital to develop such expertise, may lack the required personnel and time to accumulate such expertise or may want to focus their resources in areas other than manufacturing. In the medical device industry in particular, there are substantial regulatory compliance requirements, in both the United States and overseas, that must be addressed in designing and manufacturing devices. By focusing its resources and expertise in the design and manufacturing areas, the Company believes it offers customers the ability to outsource engineering and manufacturing needs on a cost-effective basis, often allowing the customer to bring a product to market more quickly and efficiently, at a lower cost, and with higher quality than a customer could achieve with its own resources.

The Company uses extensive engineering and regulatory expertise to deliver integrated design and manufacturing solutions to its customers. For its medical technology customers, ZEVEX Inc. has registered with the United States Food and Drug Administration ("FDA") as a medical device manufacturer and has developed internal systems intended to maintain compliance with the FDA's Good
Manufacturing Practices ("GMP"). ZEVEX Inc. also is certified by the International Organization for Standardization ("ISO") to 9001 and EN46001 standards, which means that it has met internationally-recognized quality standards for the design, manufacture, and testing of products. ZEVEX Inc. devotes significant management time and financial resources to GMP compliance and ISO certification.

PRINCIPAL CONTRACT MANUFACURING PRODUCTS

A majority of the Company's contract manufacturing business involves the following five general product categories:

         Ophthalmic Surgical Devices

ZEVEX Inc. designs and manufactures ultrasonic phacoemulsification handpieces and handpiece drive circuits for the surgical removal of cataracts. Phacoemulsification is a method of cataract extraction, which uses ultrasound waves to break the cataract-obstructed lens of the eye into small fragments that can be removed through a hollow needle. Phacoemulsification is currently used in more than 90 percent of cataract procedures in the United States. ZEVEX Inc. manufactures handpieces of several designs for Allergan, Inc., who is a major customer and a market leader in ophthalmology. ZEVEX Inc. also provides customized handpieces and handpiece drive circuits to many other customers worldwide.

In addition ZEVEX Inc. manufactures the KeraVision(R) KV2000, which is a precision vacuum instrument that facilitates the surgical insertion of prescription Intacs(R) rings at a 2/3 depth in the cornea. These rings, depending upon their thickness, will flatten the cornea, correcting an eye that requires 1 to 5 diopters of correction. The KV2000 creates a vacuum that is transmitted through tubing to a fixture called the vacuum centering guide ("VCG"), which is placed on top of the eye. When a vacuum is applied, the VCG attaches itself to the eye, giving the surgeon both a means to hold the eye still and a platform through which to perform the surgery.

         Liposuction Handpieces

ZEVEX Inc. designs and manufactures handpieces for ultrasonically assisted liposuction for Mentor Corporation. Liposuction, the removal of body fat, is one of the most popular cosmetic procedures performed today. Current liposuction procedures involve the use of a metal cannula to sheer fat from a patient while a vacuum is applied, requiring the physician to exert a great amount of force. In ultrasonically assisted liposuction, a generator sends ultrasonic waves through a probe that is inserted under the skin. The ultrasonic energy emulsifies the fat, which is then easily aspirated away, significantly reducing patient trauma as well as the amount of force applied by the surgeon.

         Ultrasonic Sensors

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

         Optoelectronic Sensors and Custom Integrated Circuits

Aborn designs and manufactures a variety of optical emitters and detectors, custom integrated circuit products, and semiconductor components used in medical, industrial, and military applications. Aborn's products include fiber optic links, integrated optoisolators, high-speed sensor integrated circuits, application specific integrated circuit (ASIC) devices, and solid state relays. Medical applications for these technology products include diagnostic and therapeutic equipment, such as blood analyzers and dialysis machines.

         Medical Systems

The ultimate level of product sophistication for ZEVEX Inc.'s manufacturing services involves medical systems manufacturing. During 1999, ZEVEX Inc. began manufacturing the Cardiac Science PowerHeart(R) AECD(R), which is a unique external bedside defibrillator. Designed for the unattended monitoring of patients at risk for heart attacks, the device detects certain abnormal heart rates and responds automatically by delivering a charge to restore the heart to its normal rhythm. According to Pacing And Clinical Electrophysiology, a peer reviewed cardiology journal, by responding very quickly, the PowerHeart can save lives and reduce trauma to the patient by delivering a lower level of energy than would normally be required at traditional response times.

REVENUE SOURCES

The following table sets forth the source of the Company's total revenues during the last 3 years, allocated between six product/service categories.

Revenue breakdown by product/service, by percentage

------------------------------- ---------------------------- ---------------------------- ----------------------------
           Product                         1999                         1998                         1997
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Enteral Nutrition Delivery                 32.7%                        29.9%                        11.8%
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Ultrasonic and Optoelectronic              18.9%                        24.5%                        35.6%
Sensors, Custom IC's
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Ophthalmic Surgical Devices                18.0%                        37.3%                        34.8%
and Liposuction Handpieces
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Musculoskeletal Evaluation                 14.2%                        0.0%                         0.0%
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Engineering/Tooling                        8.5%                         5.5%                         8.9%
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Medical Systems                            7.7%                         2.8%                         8.9%
------------------------------- ---------------------------- ---------------------------- ----------------------------

CAPABILITIES

         Design and Engineering

The Company has extensive design and engineering capabilities that it uses for its own product development as well as for servicing its contract manufacturing customers. ZEVEX Inc. engineers have broad experience in designing, engineering, and testing an array of medical technology devices and systems, with particular expertise in ultrasonic devices. Aborn has an engineering team experienced in designing, engineering, manufacturing, and testing a broad range of optical/electronic devices.

The Company's manufacturing service customers generally rely on the Company from the outset of their projects for complete design, engineering, component analysis, testing, and regulatory compliance for their devices or systems. In some instances, customers have come to the Company with final drawings for devices that they believe are ready for manufacturing. In such cases, the Company tests the customer's existing design prior to manufacturing. Many times, the Company's engineers identify and offer design alternatives, which may improve performance or manufacturing efficiencies.

The Company's engineers assist sales and marketing personnel in evaluating requests for proposals and in developing proposed solutions, cost estimates, and bids for each product. The Company's project engineers act as customer contacts throughout the design and engineering phase and have responsibility for all aspects of a customer's project. A cooperative approach is used to ensure that customers' expectations are met or exceeded in the final product. Both Aborn and ZEVEX Inc.'s design and engineering services are generally provided on a time-and-materials fee basis to a customer, and as part of a plan to eventually manufacture the customer's product.

The Company has made significant investments in state-of-the-art equipment to support its design and engineering staff, including product performance modeling software, custom test stations, and three-dimensional computer aided design ("CAD") software. ZEVEX Inc. has independently developed what management believes is the most sophisticated modeling software for ultrasonic surgical device development. Management believes that ZEVEX Inc.'s unique modeling and design capacities hasten product development for ultrasonic devices and improve the quality of the final device.

         Manufacturing

The Company's own products are generally assembled and tested at its manufacturing facility in Salt Lake City, Utah. Design, engineering, and manufacturing services for other companies are provided from the same facility. ZEVEX Inc.'s enteral feeding disposable products are sub-contracted to specialty manufacturers. Aborn provides its design, engineering, and manufacturing services from its facility in San Jose, California.

In most cases, the manufacturing process begins with technical drawings and specifications derived through the Company's engineering and design process. Once the preliminary design has been completed, prototypes are manufactured and further design refinements and adjustments are made based on the performance of the prototypes. Following completion of final design specifications, the Company orders the required electronic components, piezoelectric ceramic, molded plastic, titanium and stainless steel components, and other materials from qualified suppliers of such items.

Inventory management, work order, and MRP software programs are used to manage inventory and control the ordering process for more than 20,000 parts used in the Company's and its customer's products. As the evolution of a device or system reaches production, team members with direct responsibility for purchasing, manufacturing, and quality assurance assume a greater role in the project. The project team develops an assembly process, product testing protocol, and quality assurance procedures to produce high-quality products that satisfy internal or customer specifications, as well as the FDA's GMP and ISO 9001/EN 46001 quality standards.

ZEVEX usually provides its services pursuant to negotiated manufacturing agreements, which address quantity, pricing, warranty, indemnity, and other terms  of  the  relationship.  Such  contracts  may  or  may  not  be  exclusive manufacturing arrangements, and may or may not include minimum volume requirements. In some cases no minimum purchase is required. In other cases, a customer commits to purchase a minimum quantity identified in a rolling forecast of production. ZEVEX generally warrants its products to be free from defects in materials and workmanship, and may indemnify the customer against losses arising out of such breach of warranty.

SUPPLIERS

The Company purchases its component parts and raw materials from approved suppliers. The Company is not dependent on a single supplier for any item, and believes that it can acquire materials from various sources on a timely basis.

SALES AND MARKETING

         Enteral Nutrition Delivery Products

ZEVEX Inc. has a network of over 40 independent manufacturer's representatives who sell EnteraLite(R) Ambulatory Enteral Feeding Pumps and related disposable delivery sets. These representatives have been selected for their experience within the markets served by the Company's pumps, and they sell directly to home health care service providers, hospitals, and nursing homes. The manufacturer's representatives are regionally supported by specialists with clinical credentials (registered dietitians or nurses), who are full-time employees of the Company.

Customers generally purchase EnteraLite Ambulatory Enteral Feeding Pumps directly from ZEVEX Inc. In cases where a lease or rental is preferred, arrangements are made through a third party that specializes in medical equipment financing. Disposable sets are then purchased as needed. Customers typically purchase 30 disposable sets per month for each pump placed in service.

In the past, due to competition, lower-cost stationary pumps have been generally placed at no up-front cost to the user, in return for set "usage" agreements which typically guarantee minimum purchases of 15 disposable sets per pump per month, once the pumps are placed in service. In order to increase accountability and the efficiency of the health care delivery system in the United States, there is a trend beginning which involves minimum lease charges for enteral pumps placed with customers on such "usage" programs.

The distribution of the Enteral EZ stationary pump, delivery sets, and feeding tubes are serviced by a national account manager. The AMT MINI Button product will also be sold through both the Company's manufacturer reps as well as its national account manager. During 1999, two versions of the stationary pump were sold under private labels for distribution by two other companies, in the United States and Europe.

For a period of ninety (90) days following the Closing of the Nestle asset purchase, Nestle on behalf of and as an accommodation to ZEVEX Inc. will take orders for disposables from the pump customers, place all such orders with ZEVEX Inc. and invoice on behalf of ZEVEX Inc. ZEVEX Inc. will pay Nestle in consideration for providing such services a fee of one percent (1%) of the total "gross" sales amount of all orders for disposable products processed by Nestle. Additionally, Nestle shall advise any party which is not a current pump customer but is seeking to purchase or acquire products that ZEVEX Inc. is a supplier of such products. After the 90 day transition period, ZEVEX Inc. will sell the product line through both the Company's manufacturer reps as well as its national account manager.

         Musculoskeletal Evaluation Products

JTech markets its products worldwide through a network of over 70 independent dealers and manufacturer's representatives. These dealers and representatives were selected for their experience with marketing to chiropractors, osteopaths, physical therapists and occupational therapists. Dealers and representatives are supported by regional sales managers, who are full-time employees of JTech. JTech also sells its products via seminars, directed mailings, catalogs, and telemarketing through its customer service personnel.

         Contract Design and Manufacturing Services

ZEVEX Inc. and Aborn generate new design and manufacturing projects from customers using direct sales personnel who are trained in the Company's engineering expertise and manufacturing capabilities. Project engineers also participate extensively in sales and marketing activities. The Company promotes its design and manufacturing capabilities at industry trade shows, by advertising in leading industry publications, and by obtaining referrals from customers and other persons who are familiar with the Company's services.

COMPETITION

         Enteral Nutrition Delivery Products

Two major competitors exist in the U.S. market for ambulatory enteral feeding pumps. Ross Laboratories, a division of Abbott Laboratories, offers the Companion(R) pump, which was originally introduced to the market in the late 1980's. The Company estimates that Ross holds a market share of 45% for ambulatory and non-ambulatory enteral feeding applications. Sherwood, Davis & Geck, the second competitor offers the kangaroo(R) PET enteral feeding pump, which has a limited market because it can be operated only in an upright position. The Company estimates that Sherwood, Davis & Geck presently holds greater than 21% of the total market for enteral pumps and disposable sets in both ambulatory and non-ambulatory applications.

Well-established competitors such as Abbott and Sherwood, Davis & Geck typically bundle products for the greatest advantage in group-purchasing situations. Each of these competitors offers a breadth of product offerings that exceeds that of the Company. Key to the Company's ability to compete effectively are the unique features of its product offerings and the benefits to customers who utilize them. The Company expects to build upon its reputation for innovation that was earned by its EnteraLite(R) Ambulatory Enteral Feeding Pump for mobile enteral patients. In order to continue to increase revenues, the Company plans to grow its product line so that it too can bundle a family of products to meet the enteral nutrition delivery needs of its customers. The Company expects to develop and/or acquire products that are complementary to its enteral nutrition delivery product line, particularly those having features that can significantly improve the quality of life of patients, and the safety and ease of enteral administration.

         Musculoskeletal Evaluation Products

The Company's primary competitors in the musculoskeletal evaluation market are a limited number of small privately held companies. Most notable are ARCON, The Blankenship System, Key Methods, Isernhagen, Cedaron and Greenleaf Medical.
Generally, these companies concentrate on particular areas such as musculoskeletal testing, functional capacity evaluation, or hand testing. JTech management believes that few competitors can penetrate the broad spectrum of medical professions possible with JTech products because their products lack the full range of capabilities offered by JTech and none offer a completely modular product line like JTech. Competitive factors in the musculoskeletal market include perceived quality, price, name recognition, training capabilities, support, operating system, and systems integration potential.

         Contract Design and Manufacturing Services

The Company's primary competitors for design and manufacturing services include Plexus, Inc., Colorado MedTech Inc., United Medical Manufacturing, Inc. and Sparton Electronics Corporation. These contract manufacturers operate in the medical technology industry, and some have substantially greater financial and marketing resources than the Company. Competitive factors in medical device design and manufacturing include quality, regulatory compliance, engineering competence, cost of non-recurring engineering, price of the manufactured product, experience, customer service, and ability to meet design and production schedules. The Company believes that its unique expertise in ultrasound and optoelectronics will allow it to compete effectively for contracts involving these technologies.

Competition for design and manufacturing of medical devices is primarily limited to those companies that meet the minimum applicable regulatory requirements of the FDA and international standards for manufacturing and design. In the future, the Company is likely to compete against new entrants as outsourcing expands in the medical industry. For example, medical technology companies with design and manufacturing capabilities (especially those with excess capacity), large electronic contract manufacturers and defense contractors with extensive engineering expertise may undertake the design and/or manufacture of medical devices for third parties.

PATENTS AND TRADEMARKS

The Company's subsidiaries own and have applied for numerous trademarks in the United States and abroad. The Company believes that its trademarks are well recognized in the various markets for its products. With exception for the EnteraLite trademark, which is registered for its ambulatory enteral feeding pump, the Company believes that the loss of any trademark would not have a material adverse effect on its overall business operations.

In addition, the Company's subsidiaries own twelve patents with respect to proprietary medical products. Except for the patents relating to its EnteraLite feeding pump, the Company believes that the loss of any of its patents would not have a materially adverse effect on its overall business operations. The Company also relies on trade secrets and confidentiality agreements to protect the proprietary nature of its technologies.

RESEARCH AND DEVELOPMENT FOR THE COMPANY'S PROPRIETARY PRODUCTS

ZEVEX' research and development projects are primarily focused on new proprietary products. As of December 31, 1999, ZEVEX had three full-time engineers in research and development, and had several other designers and engineers contributing to research and development projects. During the last three fiscal years, ZEVEX continued independent research and development activities with respect to the design of new and improved devices, spending
$670,886 in 1999,  $290,699 in 1998,  and  $702,563 in 1997.  In 1999,  1998 and
1997, research and development costs represented approximately 3%, 3%, and 8% of the Company's revenues in each of those years. Significant fluctuations experienced in research and development are due to timing of the Company's research projects.

MAJOR CUSTOMERS

The Company's revenues have historically been derived from the sale of its design and manufacturing services to a small number of major customers. During the 1999 fiscal year, however, the Company grew its proprietary product business, and the percentage of total revenue represented by a few major customers decreased. As a result, the number of customers comprising more than 10% of the Company's revenues declined when compared to prior years. During the 1999 fiscal year, 13% of revenues were from Allergan, Inc. This was the only customer that contributed more than 10% of revenue for 1999. During the 1998 fiscal year, 15% of revenues were from Allergan, 16% were from Mentor H/S, Inc., and 13% were from Alaris Medical Systems (formerly IVAC Corporation). During the 1997 fiscal year, 15% of revenues were from Allergan, 15% were from Paradigm Medical, Inc., 18% were from Alaris, and 17% were from Mentor H/S. No assurances can be given that the Company's major customers will continue to do business with the Company or that the volume of their orders for the Company's OEM devices and proprietary products will increase or remain constant. The loss of a major customer, or a significant reduction in the volume of its orders from the Company, would have a material adverse impact on the Company's operations. In addition, if one or more of these customers were to seek and obtain price discounts from the Company for the Company's OEM devices or proprietary products, the resulting lower gross margins on those devices and products would have a materially adverse effect on the Company's overall results of operations. If any customer with which the Company does a substantial amount of business were to encounter financial distress, the customer's lateness, unwillingness, or inability to pay its obligations to the Company could result in a materially adverse effect on the Company's results of operations and financial condition. Company management expects, however, that with its continued focus toward proprietary products, the percentage of total revenues represented by a few major customers will continue to decline, so that the loss of such a customer would have less potential to have a materially adverse effect on the financial condition or results of operations of the Company in the future.

BACKLOG

At December 31, 1999, the Company had a backlog of approximately $5,640,478 on orders for medical devices to be manufactured by ZEVEX Inc. for other medical technology companies, as compared to backlogs at December 31, 1998 and 1997, of $6,092,926 and $6,265,007, respectively. The Company estimates that approximately 90% of the backlog will be shipped before December 31, 2000. As of March 15, 2000, the Company had a backlog of $7,716,900. For purposes of the above figures, backlog includes all orders received by the Company pursuant to purchase orders that have not been completed and shipped by the Company. This does not include any backlog for the Company's proprietary products, because the Company manufactures these devices and holds appropriate levels in inventory for sale to customers. Some of the orders included in the backlog may be canceled or modified by customers without significant penalty. In addition, because customers may place orders for delivery at various times throughout the year, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not necessarily be a reliable indicator of future revenue.

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

EMPLOYEES

As of March 1, 2000, the Company employed a total of 179 people in the following areas: in Design and Engineering, 37; in Manufacturing and Testing, 78; in Quality Assurance and Customer Relations, 10; and in Marketing and
Administration, 54. The Company has 163 people located at its corporate headquarters and manufacturing facility in Salt Lake City, Utah, 8 people located at its San Jose, California, facility, and 8 people at various locations throughout the United States.

The Company also retains 4 consulting and contract personnel in the areas of finance, engineering, and regulatory compliance. The Company considers its labor relations to be good, and none of its employees are covered by a collective bargaining agreement. Currently, the local economy is growing and the unemployment rate is low in the Salt Lake City metropolitan area, which means that the Company faces competition to attract and retain qualified personnel. At the same time, however, the Salt Lake City metropolitan area has a well-educated work force and is considered an attractive place to live. Accordingly, the Company does not anticipate having difficulty in attracting and retaining qualified personnel to meet its projected growth, although the Company is likely to experience continued moderate growth in labor costs.

ENVIRONMENTAL COMPLIANCE COSTS

Compliance with federal, state, and local provisions regarding the production and discharge of material into the environment or the protection of the environment is not expected to have a material adverse effect on capital expenditures, earnings and the competitive position of the Company

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES

The Company's revenues have historically been largely derived from the sale of its design and manufacturing services to a small number of major customers located in the United States. During the 1999 fiscal year the revenue mix changed as a larger percent of the Company's revenues were derived from proprietary products in domestic and foreign markets. During the 1999 fiscal year, the Company had total revenues of $23,026,208, of which $1,567,825 was considered foreign source revenues. During the 1998 fiscal year, the Company had total revenues of $11,084,413, of which $623,572 was considered foreign source revenues. During the 1997 fiscal year, the Company had total revenues of $8,968,425, of which $457,390 was considered foreign source revenues.

During the last three fiscal years, the Company has had no long-lived assets, long term customer relationships with a financial institution, mortgage or other servicing rights, deferred policy acquisition costs, or deferred assets, in any foreign country

FACTORS THAT MAY AFFECT FUTURE RESULTS
(Cautionary Statements Under the Private Securities Litigation Reform Act of
 1995)

The disclosure and analysis set forth in this 1999 Form 10-K contain certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. These statements are statements that do not relate strictly to historical or current facts. They use words such as "plans," "expects," "will" "believes" and other words and phrases of similar meaning. In all cases, a broad variety of risks and uncertainties, both known and unknown, as well as inaccurate assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, while such statements represent Company management's current views, no forward-looking statement can be guaranteed. Actual future results may vary materially.

The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934. Furthermore, in accordance with the Private Securities Litigation
Reform Act of 1995, the Company provides the following cautionary statements identifying factors that could cause the Company's actual results to differ materially from expected and historical results. It is not possible to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties, and inaccurate assumptions.

Additionally, the following factors should be reviewed for a full understanding of the business of the Company and considered in evaluating the Company's prospects for future growth. The occurrence of one or more of the following risks or uncertainties could have a material adverse effect on the Company's business, results of operations, and financial condition.

         Risk Factors Relating to the Company's Customers

The Company's success in contract manufacturing depends largely on the success of the customers for its manufacturing services and on the medical and optical/electronic devices designed and manufactured by the Company for those customers. Any unfavorable developments or adverse effects on the sales of those devices or such customers' businesses, results of operations, or financial position could have a corresponding adverse effect on the Company. In addition, the Company sells certain types of medical devices to multiple customers and to the extent there is an unfavorable development affecting the sales of any such type of device generally, the adverse effect of such development on the Company would be more substantial than that presented by the decline in sales to a single customer for such type of device. Additionally, the Company believes that its design and manufacturing customers and their devices (and the Company indirectly) are generally subject to the following risks:

Competitive Environment. The medical and optical/electronic product industries as well as the enteral nutrition delivery business are highly competitive and subject to significant technological change. Participation in such industries requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. These industries consist of numerous companies, ranging from start-up to well-established companies. Many of the Company's customers have a limited number of products, and some market only a single product. As a result, any adverse development with respect to these customers' products may have a material adverse effect on the business and financial condition of such customer, which may adversely affect that customer's ability to purchase and pay for its products manufactured by the Company. The competitors and potential competitors of the Company's customers may succeed in developing or marketing technologies and products that will be preferred in the marketplace over the devices manufactured by the Company for its customers or that would render its customers' technology and products obsolete or noncompetitive.

Emerging Technology Companies. A significant number of the Company's customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staffs, and facilities, and substantially greater experience in developing new products, obtaining regulatory approvals, and manufacturing and marketing medical products. Approximately nine customers, representing 13% of the Company's revenues in fiscal year 1999, were, in management's opinion, emerging medical technology companies. These customers may not be successful in launching and marketing their products, or may not respond to pricing, marketing, or other competitive pressures or the rapid technological innovation demanded by the marketplace and, as a result, may experience a significant drop in product revenues.

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

         Competition in Out-Sourcing Manufacturing

The Company faces  competition  from design firms and other  manufacturers  that operate in the medical and opto/electronic technology industries. Many competitors have substantially greater financial and other resources than the Company. Also, manufacturers focusing in other industries may decide to enter into the industries served by the Company. Competition from any of the foregoing sources could place pressure on the Company to accept lower margins on its contracts or lose existing or potential business. To remain competitive, the Company must continue to provide and develop technologically advanced manufacturing services, maintain quality, offer flexible delivery schedules, deliver finished products on a reliable basis, and compete favorably on the basis of price. There can be no assurance that the Company will be able to compete favorably with respect to these factors.

         Early Termination of Agreements

The Company's agreements with major manufacturing customers generally permit the termination of the agreements before expiration thereof if certain events occur that are materially adverse to the design, development, manufacture, or sale of the product. Examples of such events include the failure to obtain or the withdrawal of regulatory clearance, or an alteration of regulatory clearance that is materially adverse to the customer or which prohibits or interferes with the manufacture or sale of the products. The performance of agreements with major customers may be suspended or excused, if certain conditions, generally beyond the control of the customer or the Company (so-called force majeure events), cause the failure or delay of performance.

The Company's pump usage agreements, under which pumps are placed with users in exchange for a commitment by the user to buy disposable products from the Company, generally require only monthly commitments, and users can terminate any purchase obligation by returning the pump. Thus, there is no assurance of continued revenue from pumps placed with such users.

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

         Design and Manufacturing Process Risks

While the Company has substantial experience in designing and manufacturing devices, the Company may still experience technical difficulties and delays with the design and manufacturing of its or its customer's products. Such difficulties could cause significant delays in the Company's production of products. In some instances, payment by a manufacturing customer is dependent on the Company's ability to meet certain design and production milestones in a timely manner. Also, some major contracts can be canceled if purchase orders thereunder are not completed when due. Potential difficulties in the design and manufacturing process that could be experienced by the Company include difficulty in meeting required specifications, difficulty in achieving necessary manufacturing efficiencies, and difficulty in obtaining materials on a timely basis.

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

         Dependence Upon Management

The Company is substantially dependent upon its key managerial, technical, and engineering personnel, particularly ZEVEX' three executive officers, Dean G. Constantine, Chief Executive Officer and President, David J. McNally, Executive Vice President, Phillip L. McStotts, Chief Financial Officer and Secretary/Treasurer, and key managerial personnel Leonard Smith, Vice President of Sales and Marketing of ZEVEX Inc. and President of JTech, and Vijay Lumba, President of Aborn. The Company must also attract and retain highly qualified engineering, technical, and managerial personnel. Competition for such personnel is intense, the available pool of qualified candidates is limited, and there can be no assurance that the Company can attract and retain such personnel. The loss of its key personnel could have a material adverse effect on the Company's business, results of operations, and financial condition. Only Mr. Smith and Mr. Lumba have employment agreements with their respective subsidiary companies. None of the Company's other key personnel have employment agreements with the Company.

The Company carries key-man life insurance on the lives of its Chief Executive Officer, Chief Financial Officer, and Executive Vice President in the amount of $500,000 each. No assurances can be given that such insurance would provide adequate compensation to the Company in the event of the death of such key employee.

         Patent Protection

As of December 31, 1999, the Company held twelve U.S. patents on devices developed by the Company. Such patents disclose certain aspects of the Company's technologies and there can be no assurance that others will not design around the patent and develop similar technology. The Company believes that its devices and other proprietary rights do not infringe any proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

         Control by Management and Certain Major Shareholders

As of March 15, 2000, the current executive officers and directors of ZEVEX, together with those persons who are the beneficial owners of more than 5% of ZEVEX' Common Stock, will beneficially own or have voting control over approximately 34% of the outstanding Common Stock. Accordingly, these individuals have the ability to influence the election of ZEVEX' directors and most corporate actions. This concentration of ownership, together with other provisions in ZEVEX' charter and applicable corporate law, may also have the effect of delaying, deterring, or preventing a change in control of ZEVEX.

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

         Volatility of Revenues and Product Mix

The Company's annual and quarterly operating results are affected by volume and timing of customer orders, which vary due to (i) variation in demand for the customer's products as a result of, among other things, product life cycles, competitive conditions, and general economic conditions, (ii) the customer's attempt to balance its inventory, (iii) the customer's need to adapt to changing regulatory conditions and requirements, and (iv) changes in the customer's manufacturing strategy. Technical difficulties and delays in the design and manufacturing processes may also affect such results. The foregoing factors may cause fluctuations in revenues and variations in product mix, which could in turn cause fluctuations in the Company's gross margin. Under the terms of the Company's contracts with many of its customers, the customers have broad discretion to control the volume and timing of product deliveries. Further, the Company's contracts with its customers typically have no minimum purchase requirements. As a result, production may be reduced or discontinued at any time. Therefore, it is difficult for the Company to forecast the level of customer orders with certainty, making it difficult to schedule production and maximize manufacturing capacity. Other factors that may adversely affect the Company's annual and quarterly results of operations include inexperience in manufacturing a particular instrument, inventory shortages or obsolescence, labor costs or shortages, low gross margins on design projects, an increase in design revenues as a percentage of total revenues, price competition, and regulatory requirements. Because the Company's business organization and its related cost structure anticipate supporting a certain minimum level of revenues, the Company's limited ability to adjust its short term cost structure would compound the adverse effect of any significant revenue reduction.

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

         Limited Market for Common Stock

Historically, the market for ZEVEX' Common Stock has been limited due to the relatively low trading volume and the small number of brokerage firms acting as market makers. In May 1997, ZEVEX' Common Stock was listed for trading on the American Stock Exchange. In November 1998, ZEVEX' Common Stock was changed to a listing on the NASDAQ Stock Market, which has increased the market for the Common Stock. No assurance can be given, however, that the market for the Common Stock will continue or increase or that the prices in such market will be maintained at their present levels.

         Possible Volatility of Stock Price

Announcements of technological innovations for new commercial devices by the Company or its competitors, developments concerning the Company's proprietary rights, or the public concern as to safety of its devices may have a material adverse impact on ZEVEX' business and on the market price of its Common Stock, particularly as the Company expands its efforts to become a medical technology company that manufactures and markets its own proprietary devices. The market price of ZEVEX' Common Stock may be volatile and may fluctuate based on a number of factors, including significant announcements by the Company and its competitors, quarterly fluctuations in the Company's operating results, and general economic conditions and conditions in the medical technology industry. In addition, in recent years the stock market has experienced extreme price and volume fluctuations, which have had a substantial effect on the market prices for many medical-technology companies and are often unrelated to the operating performance of such companies.

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

ITEM 2.  PROPERTIES

ZEVEX' executive offices, and the administrative offices and manufacturing facilities of ZEVEX Inc. and JTech, are located in ZEVEX' 51,000 square foot, mixed-use building in Salt Lake City, Utah. This building was constructed in 1997 to the Company's specifications and is subject to an Industrial Revenue Bond, (see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources"). The building is situated on nearly four acres of land a few miles from the downtown area. It allows quick access to two major interstate freeways and to the Salt Lake International Airport. The Company currently utilizes approximately 90% of the building's available space and believes that the building will be adequate to serve the Company's needs through the end of the year 2000.

To allow the Company to build additional facilities as growth may require, the Company has acquired approximately 3.47 vacant acres adjacent to its facility. The Company also leases on a month to month basis approximately 5,000 square foot, adjacent to its facility for storage of its disposable sets for enteral delivery.

Aborn's administrative and manufacturing operations are located in a leased 3,300 square foot building in San Jose, California. The building was constructed in 1979 and is adequate for Aborn's needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to ZEVEX' shareholders for vote in the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ZEVEX' Common Stock has been trading on the National Market system of The NASDAQ Stock Market since November 2, 1998, under the symbol ZVXI. Prior to that date the stock traded on the American Stock Exchange beginning May 19, 1997, under the symbol ZVX. Prior to May 1997, the stock traded on the OTC Bulletin Boards under the symbols ZVXI and ZVXIU. As of March 15, 2000, there were 177 holders of record of ZEVEX' Common Stock (calculated without reference to individual participants in securities position listings). Based on the number of proxy materials requested by brokers and other record holders for distribution to beneficial owners for the Company's 1999 Annual Meeting, ZEVEX estimates there are roughly 1,250 beneficial owners of ZEVEX Common Stock. ZEVEX has never declared or paid any cash dividends on its Common Stock. ZEVEX currently intends to retain all future earnings to finance future growth and does not anticipate paying any cash dividends in the foreseeable future. ZEVEX has a negative covenant in its bank line of credit agreement that prevents the payment of any cash dividend without prior approval of the bank.

The following table lists the high and low sales prices for ZEVEX Common Stock for each full quarterly period since January 1, 1998.

                                      ------------------------------------- -------------------------------------
                                                      1999                                  1998
                                            High                Low                High                Low
                                      ------------------ ------------------ ------------------- ------------------
1st Quarter                                 $7.25              $4.75              $12.63              $7.88
2nd Quarter                                 $6.63              $4.13              $11.25              $6.75
3rd Quarter                                 $6.50              $4.13              $7.63               $4.50
4th Quarter                                 $5.50              $4.00              $7.88               $4.00

During 1999, ZEVEX issued 1,850 shares of Common Stock which were not registered under the Securities Act of 1933 (the "Securities Act"). The shares were issued pursuant to the exercise of stock options by employees of the Company and as such are exempt from registration under SEC Rule 505. The exercise price on such shares ranged from $2.50 to $5.00 per share. The aggregate exercise price of the securities issued was $6,175.

ITEM 6.  SELECTED FINANCIAL DATA

                   SELECTED FINANCIAL DATA - FIVE-YEAR REVIEW

The following selected statement of operations data for the years ended December 31, 1999, 1998 and 1997, and the balance sheet data as of December 31, 1999 and 1998 are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and notes thereto. The selected statement of operations data for the years ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 are derived from the audited consolidated financial statements of the Company, which are not included herein, and are qualified by reference to such financial statements and the notes thereto.

                                                         Fiscal Year Ended December 31

                                                       1999          1998         1997          1996         1995
                                                  ---------------------------------------------------------------------
Statement of Operations Data

Revenues                                           $23,026,208   $11,084,413   $8,968,425    $5,663,733   $5,295,762
Gross profit                                        10,551,998     4,237,970    4,211,368     2,727,678    2,230,209
Selling, general and administrative expenses         6,988,044     3,879,408    2,481,090     1,892,317    1,324,928
Research and development  expenses                     670,886       290,669      702,563       527,562      502,255
Other (income)/expenses                                 78,706     (407,469)     (47,136)     (243,947)     (40,829)
Provisions for taxes                                 1,187,989       113,169      356,609       206,169      127,055
Net income                                           1,626,373       362,193      718,242       345,577      316,800
Net income per share basic                                 .48           .11          .34           .25          .24
Weighted average shares outstanding                  3,413,023     3,298,150    2,097,831     1,388,511    1,305,812
Net Income per share diluted                               .47           .10          .29           .24           24
Weighted average shares outstanding`  assuming
dilution
                                                     3,431,566     3,636,434    2,443,482     1,411,687    1,333,768

-----------------------------------------------------------------------------------------------------------------------
                                                     1999           1998          1997          1996         1995
-----------------------------------------------------------------------------------------------------------------------
Balance Sheet Data

Total assets                                       $34,049,689    $33,760,979   $22,582,543   $6,368,670    $3,247,375
Total current liabilities                            5,782,319      7,395,946     1,290,466      588,009       346,504
Long-term debt (less current portion)                7,170,000      6,150,000     1,900,000    2,000,000            --
Stockholders' equity                                21,090,722     20,114,535    19,265,697    3,701,449     2,900,871

Please refer to Item 7 for a discussion of the main factors causing the substantial changes in certain of the items set forth above, particularly when comparing 1999 to earlier periods. Also as discussed in Item 7, the Company's management anticipates that the financial performance during 2000 and future periods will be materially affected by the acquisition from Nestle USA of its enteral feeding pump and related disposable product business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Through its subsidiaries, ZEVEX is in the business of designing, manufacturing and distributing medical devices. The Company's product lines include proprietary medical devices which it designs, manufactures, and distributes, and contract-manufactured products which it designs and manufactures for original equipment manufacturers (OEM's).

ZEVEX' current strategy is to continue to aggressively grow proprietary product revenues with the acquisition and internal development of products that complement its existing two lines of proprietary products. This is intended to augment ZEVEX' contract manufacturing business, which historically has been the core competence of ZEVEX.

Developments During 1999

The Company substantially grew revenues and earnings during 1999, diversifying its offering of proprietary products further and gaining market share in both proprietary markets, as well as growing its contract manufacturing business. Key contributors to the year's growth were:

1. The acquisition in July 1998, of Nutrition Medical Inc.'s product line of stationary feeding pumps, disposable sets and feeding tubes for enteral nutrition delivery.

2. The acquisition on December 31, 1998, of JTech Medical Industries, Inc. JTech manufactures and markets its own proprietary musculoskeletal evaluation products for health care providers, a line of products not previously manufactured or sold by ZEVEX.

3. The acquisition on December 31, 1998, of Aborn Electronics, Inc. Aborn designs and manufactures a variety of sophisticated optical sensors, custom computer chips and semiconductor components for medical technology and other companies, and has brought new design and manufacturing expertise to the Company.

4. The agreement with Applied Medical Technology, Inc. on May 6, 1999 to distribute AMT's MINI(TM) button low-profile gastrostomy access devices within the home care market. Management believes that this important component used in enteral nutrition delivery will be a significant addition to the Company's growing product line.

Results of Operations

The Company's sales results for 1999 were the strongest in the Company's history. Revenues were $23,026,208, a 108% increase over revenues of $11,084,413 in 1998, which were a 23% increase over revenues of $8,968,425 in 1997. Revenues for 1999 increased primarily due to demand for the Company's proprietary products, the award of significant engineering and manufacturing service contracts, and the contribution of the acquisitions of the Nutrition Medical product line, Aborn, and JTech. Also contributing to the year's performance was a strong shift of contract manufacturing revenue from the first quarter of 2000 into the fourth quarter of 1999 due to the accelerated shipment of products in late 1999 at the request of ZEVEX Inc.'s customers. The Company estimates that this shift involves $500,000 to $1 million. Accordingly, Company management expects the revenues for the first quarter of 2000 to be lower than expected. This is due not only to the shift in revenues described above, but also due to reduced sales of enteral feeding pumps to Nestle in the first quarter of 2000. This reduction in sales to Nestle, estimated to be as much as $750,000, was due to the anticipated acquisition of Nestle assets described previously.

The Company's current strategy as stated above is to continue to aggressively grow proprietary product revenues with the acquisition and internal development of proprietary products that complement its existing two lines of proprietary products. This strategy is intended to augment continuing growth in ZEVEX Inc.'s contract manufacturing business, which historically has been the core competence of ZEVEX. As a result of the growth of the Company's proprietary product business, the portion of the Company's revenues represented by that business has risen significantly over prior years. In 1999, 47% of the Company's revenue was derived from proprietary products sold by the Company, in comparison to 30% in 1998 and 12% in 1997. This shift in revenue sources has the benefit of decreasing the percentage of the Company's revenues generated by a small number of major customers. During 1999, only one customer accounted for over 10% of the Company's revenues, generating 13% of total revenues. During 1998 and 1997, three customers each accounted for over 10% of the Company's revenues, together generating 44% and 65% of total revenues in each year respectively.

Future revenue growth for many of the medical devices manufactured by the Company may be dependent in part on availability of adequate reimbursement for those devices from third-party health care payers, such as government and private insurance plans. The medical products industry is also subject to significant technological change and requires ongoing investment to keep pace with technological development, quality, and regulatory requirements. In order to compete in this marketplace, the Company will be required to make ongoing investments in research and development with respect to its existing and future products.

Manufacturing revenue growth depends upon growth in demand for systems, devices, and instruments manufactured by the Company, as well as on the Company's ability to acquire additional manufacturing service contracts from medical technology companies. The Company's contract manufacturing customers have complete control over the marketing and sales of products that the Company manufactures for them. The Company has no ability to increase demand for instruments that it manufactures for its contract-manufacturing customers. No assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

The Company markets its manufacturing capabilities and rarely undertakes design work without securing manufacturing rights (See "Manufacturing Capabilities"). The volume and timing of future manufacturing revenues related to any specific engineering project are highly variable. Certain engineering projects may not lead to future manufacturing revenues. The manufacturing gross margin percentage from year to year depends primarily on the product mix, as gross margins vary by instrument and as a result of negotiated volume discounts. Management may negotiate volume discounts if the larger volume results in smaller per unit overhead, improving operating margin. The gross margin percentage for manufacturing revenues from instruments not yet approved for commercial use is generally lower because a smaller number of units produced limits opportunities to achieve economies of scale. Additionally, the instrument and its manufacturing process are being refined, resulting in larger per unit costs during the initial manufacturing phase.

The Company's annual and quarterly operating results are affected by acceptance of the markets for the Company's proprietary and contract manufactured products, including the volume and timing of customer orders, which vary due to (i) variation in demand for the customer's products as a result of, among other things, product life cycles, competitive conditions, and general economic conditions, (ii) the customer's attempt to balance its inventory, (iii) the customer's need to adapt to changing regulatory conditions and requirements, and
(iv) changes in the customer's manufacturing strategy. Technical difficulties and delays in the design and manufacturing processes may also affect such results. The foregoing factors may cause fluctuations in revenues and variations in product mix, which could in turn cause fluctuations in the Company's gross margin. During the first quarter of 1999, the Company had continued to work with a certain customer on a fixed price contract, which had an adverse impact on the Company's gross margin. Also during 1999, the Company completed a reengineering project with a customer on a cost sharing basis which adversely affected gross margin.

The following table sets forth, for the periods indicated, the relative percentages that certain items in the income statement bear to revenues.

Year Ended December 31, Income Statement Data -- Percentage of Gross Sales

                                             1999          1998          1997           1996          1995
                                       ------------- ------------- -------------- ------------- -------------
Revenues                                       100%          100%           100%          100%          100%
Gross profit                                    46%           38%            47%           48%           42%
Selling, general and                            30%           34%            27%           33%           25%
administrative expenses
Research and development  expenses               3%            3%             8%           10%            9%
Operating income                                13%            1%            12%            5%            8%
Other income/(expense)                         (1)%            3%            --%            4%            1%
Income before taxes                             12%            4%            12%            9%            9%
Provisions for taxes                             5%            1%             4%            3%            3%
Net income                                       7%            3%             8%            6%            6%


Sales of the Company's proprietary enteral feeding products line accounted for approximately 33% of the total revenues for the year ended December 31, 1999, compared to 30% and 12% for the years ended December 31, 1998 and 1997, respectively. Sales of the Company's proprietary JTech product line, accounted for approximately 14% of the total revenues for the 1999 year. Fifty-three percent of the Company's revenues during the 1999 year were products that are manufactured for and sold to OEM customers, who market the final product. The Company's gross profit as a percentage of sales was 46% in 1999, as compared to 38% in 1998 and 47% in 1997. Management attributes the increase in gross profit percentage from 1998 to 1999 to a number of matters, including (1) a shift in the revenue mix of its products to higher margin items that were sold during 1999, (2) consistent delivery schedules dictated by the Company's larger customers, and (3) the Company not having similar costs to those incurred in 1998 related to the Nutrition Medical acquisition as well as non-recurring engineering (NRE) tooling expenses.

Selling, general and administrative expenses increased during 1999 to $6,988,044, 30% of gross sales, as compared to $3,879,408, 34% of gross sales in 1998, and $2,481,090, 27% of gross sales in 1997. During 1999, increased expenses resulted from the Company's continuing growth, which has resulted primarily from the acquisitions of JTech and Aborn. An expanded sales and marketing effort increased staffing, travel, advertising, and administrative expenses related to the Company's proprietary clinical nutrition delivery product line and JTech product lines. The Company also had an increase in expenses related to employees, such as insurance, taxes, and pension benefits. After consideration for the one-time expenditures related to the Nutrition Medical product line acquisition, the Company believes that general and administrative expenses in 2000 as related to sales will continue at approximately the same percentage as in the previous two years.

As of December 31, 1999, the Company had three full-time engineers in research and development, and had several other designers and engineers contributing to research and development projects. The Company's research and development projects are primarily focused on new proprietary products. During the last three fiscal years, the Company continued independent research and development activities with respect to the design of new and improved devices, spending $670,886 in 1999, $290,699 in 1998, and $702,563 in 1997. In 1999 and 1998,
research and development costs represented approximately 3% of revenues in each of those years and 8% in 1997. Significant fluctuations experienced in research and development are due to timing of the Company's research projects. The Company expects research and developments costs in 2000 to be approximately 3% of revenues.

Depreciation and amortization expenses increased to $1,557,221 in 1999 from $471,752 in 1998, and $284,174 in 1997. This increase reflects increased depreciation due to capital expenditures for property and equipment purchased to increase engineering, design, and manufacturing capabilities to support anticipated growth, as well as increased amortization of goodwill related to 1998 acquisitions.

Goodwill represents the excess of the purchase price of companies and products the Company purchased over the fair value of the tangible and other specifically identified intangible assets of those companies and products. Goodwill amortization lives were determined by comparing recent acquisitions of similar companies and industries. Goodwill is amortized over a periods ranging from 15 to 23 years. The current value of goodwill included in the financial statements is $10,642,304, and represents approximately 31% of total assets.

Income tax expenses increased to $1,187,989 in 1999 from $113,169 in 1998, and $356,609 in 1997. The increase is primarily due to the increased income before taxes and non-deductible goodwill amortization.

At December 31, 1999, the Company had deferred tax assets of approximately $200,000. Realization of the deferred tax assets is dependent on the Company's ability to generate approximately $600,000 in taxable income in the year the assets are realized. Management believes that sufficient income will be earned in the future to realize these assets. Management will evaluate the realizability of the deferred tax assets annually and assess the need for valuation allowances.

Operating income increased to $2,893,068, 13% of gross revenue in 1999 compared to $67,893, 1% of gross revenue in 1998, and $1,027,715, 11% of gross revenue in 1997. Similarly, the Company had a net income of $1,626,373, 7% of gross revenue in 1999, compared to $362,193, 3% of gross revenue in 1998, and $718,242, 6% of gross revenue in 1997. The changes during 1999 as compared to 1998 and 1997 are principally due to the increase in revenues from proprietary products, the costs addressed above in relation to cost of sales and selling, general and administrative costs, and changes in the Company's product mix of higher margin items delivered during the 1999 year.

Liquidity and Capital Resources

The Company increased its working capital requirements during 1999, mostly as a result of increasing accounts receivable associated with growth in revenues and the Company's efforts to expand its operations by acquisitions of products and technologies. Prior to 1997, working capital had been funded primarily by a combination of increased accounts payable and borrowings under the Company's revolving line of credit. Beginning in 1997, working capital was also provided by a $1.25 million private placement of ZEVEX' Common Stock and warrants in February, 1997 and a secondary public offering of ZEVEX' Common Stock in November 1997, from which ZEVEX received approximately $13 million in net proceeds.

During 1999, the Company produced $1,626,373 in net income. Cash and cash equivalents increased by $1,803,429 for 1999 from operating activities, as the Company had an increase in payables and decreased its inventories which was offset by increased accounts receivable which increased as the Company continued to expand its proprietary businesses and meet customer requirements. During 1998, the Company had net income of $362,193, and cash and cash equivalents decreased from operating activities by $1,837,748, as the Company funded increases in accounts receivable and inventories. During 1997, the Company had net income of $718,242, and cash and cash equivalents decreased by $1,362,938 from operating activities, while the Company funded an increase in accounts receivable.

In 1997, the Company completed construction of its new 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was approximately $2,591,177. In 1996, the company negotiated a $2.0 million Industrial Development Bond to finance this construction. The Company's purchases of land, leasehold improvements to its facilities, and new research, production, testing equipment, and tooling totaled $566,958 in 1999, as compared to $1,185,805 in 1998, and $3,004,926 in 1997. The amount spent during 1998 is primarily attributed to the Company's purchase of approximately 3.5 acres of land adjacent to the Company's current facility in Salt Lake City in March 1998, as well as to continued upgrading of the Company's production fixturing, tooling, and research and engineering capabilities. The difference in purchases between 1998 and 1997 is primarily due to the construction of the Company's headquarters and manufacturing facility and upgrading the Company's production fixturing, tooling and research and engineering capabilities during 1997.

The Company's working capital at December 31, 1999, was $11,935,524, compared to $11,669,033 at December 31, 1998, and $17,235,516 at December 31, 1997. The
portion of working capital represented by cash and short-term investments at such dates was $6,608,361, $9,558,543 and $12,663,535 respectively. In 1999, the
Company's increase in working capital of $266,491 was primarily due to operating activities. The decrease in working capital during 1998 compared to 1997 is primarily attributed to (i) cash outlays and current payables related to the acquisitions of the product line from Nutrition Medical and the stock purchases of JTech and Aborn, (ii) increases in accounts and accrued payables, and (iii) an increase of the Company's line of credit. In 1997, the increase in working capital was primarily attributed to (i) completion of a secondary offering of the Company's common stock in November, 1997, of approximately $13 million, (ii) increased income from operations during the year, and (iii) a private placement that was completed in February, 1997.

On December 23, 1998, ZEVEX issued 115,000 shares of Common Stock and paid $500,000 to Nutrition Medical, Inc. as consideration for the acquisition of Nutrition Medical's assets relating to its enteral feeding pump and related disposable feeding product business.

On December 31, 1998, ZEVEX committed to pay up to $1,875,000 in cash and a convertible debentures in the aggregate amount of $1,350,000 to Vijay Lumba and Harry Parmar as partial consideration for the acquisition of all issued and outstanding stock of Aborn. All or part of the outstanding principal of each debenture is convertible by the holder into ZEVEX Common Stock at a rate of $11.00 per share at any time between one and three years from the date of issuance. In 1999, the Company paid cash of $1,850,000 related to the acquisition. On December 31, 1999, ZEVEX committed to pay $950,000 in cash and a convertible debentures in the aggregate amount of $950,000 to Vijay Lumba and Harry Parmar as payment of the earn-out portion of the acquisition of all issued and outstanding stock of Aborn.

On December 31, 1998, ZEVEX committed to pay up to of $3,100,000 in cash and a convertible debentures in the aggregate amount of $3,000,000 to Leonard Smith, Tracy Livingston, and David Bernardi as partial consideration for the acquisition of all issued and outstanding stock of JTech. All or part of the outstanding principal of each debenture is convertible by the holder into ZEVEX Common Stock at a rate of $11.00 per share at any time between one and three years from the date of issuance. In 1999, the Company paid cash of $3,100,000 related to the acquisition. On December 31, 1999, ZEVEX committed to pay up to of $175,000 in cash and a convertible debentures in the aggregate amount of $175,000 to Leonard Smith, Tracy Livingston, and David Bernardi as payment of the earn-out portion of the acquisition of all issued and outstanding stock of JTech.

On February 12, 1997, the Company completed a private placement of $1,250,000 of its securities, which consisted of 500,000 units at a price of $2.50 per unit. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock at a price of $3.50 per share. As of December 31, 1998, 30,000 of the warrants included in the above units were exercised. In June 1999 the Company repurchased for $1,175,000 the remaining 470,000 common stock warrants related to the above units.

On December 11, 1996, the Company entered into a $500,000 open line of credit arrangement with a financial institution. The line of credit was increased to $1,000,000 on September 10, 1997, and increased again to $5,000,000 on December 31, 1997. The line matures on May 31, 2000. The line of credit is collateralized by accounts receivable and inventories, and bears interest at the financial institutions prime rate. The Company owed $1,613,453 on the line of credit at December 31, 1999, $541,993 at December 31, 1998, and zero at December 31, 1997.

Inflation and Changing Prices

The Company has not been, and in the near term is not expected to be, materially affected by inflation or changing prices.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the second quarter of the fiscal year ending after December 15, 1999. The SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB and accordingly, does not expect SAB 101 to have a material effect on its financial statements.

Subsequent Acquisition

In line with the Company's strategy of acquiring additional proprietary product lines, on March 29, 2000, the Company entered into an agreement to acquire from Nestle USA, Inc. ("Nestle") a portion of Nestle's enteral nutrition delivery device business. In the asset purchase, the Company will acquire over 19,500 enteral feeding pumps which have been placed with various health care facilities under arrangements whereby the users commit to purchase disposable accessories  for use with the  feeding  pumps or return the  pumps.  The assets will also include Nestle's line of pump administration sets, feeding tubes, irrigation kits and ancillary devices. Based on Nestle's historical experience generating revenues from the acquired assets, the Company currently
estimates   that  the  Nestle  assets  will  generate approximately  $3  million in additional revenue to the Company during 2000 through the sale of disposable accessories for the feeding pumps currently in use. The Company currently anticipates that the acquisition will close by April 5, 2000.

Under the purchase agreement with Nestle, Nestle will provide certain transition services to assist the Company in acquiring the business with a minimum of disruption for the customers using the acquired pumps. There is no assurance, however, that during the transition of the business from Nestle, the Company will not encounter difficulties which reduce the revenues generated by the pumps following the acquisition. In particular, there is no assurance that the users of the pumps acquired from Nestle will continue to purchase disposable accessories from the Company at the rate historically experienced by Nestle, in which case the anticipated revenue estimated by the Company might not be realized.

Year 2000 Compliance

         State of Readiness

With regard to its information systems (financial, supply, inventory, order, office support, etc.) the Company timely converted all necessary systems and was ready for the year 2000. 100% of the necessary systems have been determined to be Y2K compliant by the Company, or have been upgraded to new systems which are certified by the manufacturer as Year 2000 compliant.

With regard to its
non-information system
operations, the Company has
reviewed and corrected Y2K
problems in the following areas: products currently manufactured by the Company; manufacturing and engineering systems; and building systems. This review is 100% complete and the Company has been able to correct each material Y2K issue identified in the review.

With regard to potential Y2K issues for the Company's major material suppliers, the Company has not yet identified any major supplier that believes it will be unable to operate due to Y2K problems in 2000. Generally, the Company has alternative sources for supplies in the event a supplier experiences such difficulties and the Company does not presently anticipate material difficulties in obtaining materials due to suppliers' Y2K problems.

With regard to major customers, the Company has had communications with such parties and has reviewed responses regarding Y2K compliance. To date, the Company has not experienced any problems regarding Y2K difficulties with such customers.

With regard to third-party utilities and services (for example, telephone electrical, bankcard processing and shipping services), the Company has not experienced any problems regarding Y2K readiness of such providers.

         Cost to Address Y2K
Issues

As of March 1, 2000, the Company has spent approximately $200,000 in hardware and software expenses to upgrade or correct Y2K problems with the Company's internal systems. These costs were paid out of operating cash flows. The Company does not expect to incur any additional costs for further upgrades and corrections relating to the Y2K issue. The costs stated above do include, however, costs to upgrade and replace systems that the Company otherwise would have incurred in the normal course of business. The Company has not yet been able to estimate the costs it may incur as a result of its suppliers and customers experiencing Y2K difficulties.

         Risk of the Company's
Y2K Issues

The Company anticipates that the material risks related to its information and non-information systems has been timely mitigated by the efforts made by the Company to identify and correct internal Y2K problems. However, there is no guarantee that the Company has successfully identified or corrected all Y2K problems in a timely manner. For example, due to the inherent limitations of real-time clock devices and system BIOS in the Company's manufacturing equipment or building systems, continued review and testing could uncover additional problems. In some cases, problems may be unforeseen, and occur regardless of the testing and review that has been done.

Other major Y2K risks for the Company arise from the potential for major customers to experience financial or operational difficulties resulting from Y2K problems. If such customers reduce their orders for the Company's products or services, the Company's operations could be adversely affected.

Additionally, although the Company has not experienced any disruption in service from third-party providers that supply telephone, electrical, banking and shipping services, any disruption of these critical services would hinder the Company's ability to receive, process and ship orders.

Other Matters

Summary of Quarterly Data

                     12/99         9/99          6/99          3/99         12/98        9/98         6/98          3/98
                 ------------- ------------- ------------- ------------- ------------- -----------  -----------  -----------

Revenue            $7,195,220   $5,688,131    $5,481,404   $4,661,453    $3,451,206     $2,346,143   $3,099,353   $2,187,711
Gross profit        3,266,877    2,520,801     2,489,974    2,274,346     1,502,990        307,943    1,516,749      910,288
Net income            700,869      331,741      305,995      287,768        319,748      (419,844)      347,281      115,008
EPS basic                 .21          .10          .09          .08            .09          (.13)          .11          .04
EPS diluted               .20          .10          .09          .08            .09          (.13)          .10          .03

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon its industrial development bond of $1,800,000. The variable rate on the industrial development bond is based on a weekly tax-exempt floater rate. Principle payments of $100,000 are made annually with the balance due October 1, 2016.

         Additionally, the Company holds marketable securities with a fair value of $254,817, at December 31, 1999 with fixed interest rates of 5.40% and 6.375% and maturities in 2000. The Company's marketable equity securities with a fair value of $2,970,000, at December 31, 1999, consist of public companies in the small-cap market. At December 31, 1998, the Company held marketable securities with a fair value of $1,209,235, with fixed interest rates of 5.40% and 6.375% and maturities ranging from 1999 to 2000. The Company's marketable equity securities held at December 31, 1998 had a fair value of $388,797, and consisted of public companies in the small-cap market.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements for the fiscal years ended December 31, 1999 and 1998, are included beginning at page 42, immediately following Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has no changes in or disagreements with its independent auditors with regard to financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age, and principal position of each ZEVEX director and executive officer, as well as the expiration of each director's term of office.

                                                                                             Expiration

Name                    Age    Position                                                        of Term

Dean G. Constantine     47     President, Chief Executive Officer and Director                   2001

David J. McNally        38     Executive Vice President and Director                             2000

Phillip L. McStotts     42     Chief Financial Officer, Secretary/Treasurer and Director         2002

Leonard C. Smith        51     Vice President Sales and Marketing and Director                   2001

Bradly A. Oldroyd       42     Director                                                          2000

Darla R. Gill           48     Director                                                          2002

Kirk Blosch             44     Director                                                          2002

ZEVEX' executive officers serve at the discretion of the Board of Directors. None of the executive officers have employment agreements with ZEVEX with the exception of Mr. Smith. Certain biographical information with respect to each of the officers and directors is set forth below.

Dean G. Constantine is a founder of ZEVEX and has served as ZEVEX' CEO, President, and Chairman of the Board since its inception in 1986. He also serves as a director of ZEVEX Inc., JTech, and Aborn, and as President and CEO of ZEVEX Inc. Prior to joining ZEVEX, he was employed by EDO Corporation, Western Division, in Salt Lake City, Utah, from October 1985 to September 1987, and from January 1971 to June 1983. During his nearly fifteen years of employment with EDO Corporation, Mr. Constantine had various responsibilities including project supervision, management of engineering for commercial and industrial transducers, and research and development. From July 1983 through October 1985, Mr. Constantine was employed as an engineering specialist at Northrop Corporation Electro-Mechanical Division, Anaheim, California, where his responsibilities included engineering project management and applications engineering.

David J. McNally is a founder of ZEVEX and has served as ZEVEX' Executive Vice President and as a director since its inception in 1986. He also serves as a director of ZEVEX Inc., JTech, and Aborn, and as a Vice President of ZEVEX Inc. Prior to joining ZEVEX, he was employed by EDO Corporation in Salt Lake City, Utah as a marketing manager of transducers from October 1985 to September 1987. From June 1984 to October 1985, Mr. McNally was employed by Physical Acoustics Corporation, a Princeton, New Jersey based manufacturer of acoustic testing systems, as its regional sales manager for the Southeastern United States. From June 1983 to June 1984, he was employed by Hercules, Inc., in Magna, Utah, as an advanced methods development engineer. Mr. McNally received a Bachelor of Science Degree in Mechanical Engineering from LaFayette College in May 1983 and a Master of Business Administration Degree from the University of Utah in June 1992.

Phillip L. McStotts is a founder of ZEVEX and has served as ZEVEX' CFO, Secretary, and Treasurer, and as a director since its inception. He also serves as a director of ZEVEX Inc., JTech, and Aborn, as CFO, Secretary and Treasurer of ZEVEX Inc., as Vice President and Secretary of Aborn, and as CFO and Secretary of JTech. In addition to running his own professional corporation , Phillip L. McStotts, CPA P.C. since October 1986, Mr. McStotts was employed from May 1985 to September 1986, as an accountant with the Salt Lake City firm of Chachas & Associates, where he was tax manager. He has also worked in the tax departments of the regional accounting firms of Pearson, Del Prete & Company, and Petersen, Sorensen & Brough. Mr. McStotts received a Bachelor of Science Degree in Accounting from Westminster College in May 1980, and received a Master of Business Administration Degree in Taxation from Golden Gate University in May 1982.

Leonard C. Smith has been a director of ZEVEX since April 1999 and has served as its Vice President of Sales and Marketing since October 1999. He is a founder of JTech and has served as its President since 1995. Prior to joining JTech, in 1994 he established "The Charles Group," a medical marketing company specializing in diagnostic and rehabilitation products. From 1993 to 1994, Mr. Smith was Vice President of Four Corners, a large chain of health clubs, based in the southwest United States. From 1979 to 1993, Mr. Smith was a partner and Vice President of Sales and Marketing at Hoggan Health Industries, a manufacturer of commercial fitness equipment. Mr. Smith received a Bachelor of Science Degree in Business Management from the University of Utah in June 1977.

Bradly A. Oldroyd has been a director of ZEVEX since October 1991. He is the founder and principal shareholder of Pinnacle Management Group, a Salt Lake City-based personnel services firm, serving as its president since 1986. Mr. Oldroyd is also the founder and CEO of TeamONE Ford and Fuel Centers, a Salt Lake City-based petroleum and convenience goods retailer. He is also a member of the faculty of the University of Phoenix campus in Salt Lake City, where he teaches management and marketing courses in undergraduate and graduate programs. Mr. Oldroyd received a Bachelor of Science degree in Marketing from Utah State University in 1981 and a Master of Business Administration Degree from the University of Utah in 1982.

Darla R. Gill has been a director of ZEVEX since May 1993. She is a founder of Merit Medical Systems, Inc., in Salt Lake City, and served until 1992 as Executive Vice President and Director. In 1999 she became Vice President of International Sales and Marketing for Merit Medical Systems. Ms. Gill is also the owner of DRG Enterprises, a consulting company specializing in marketing, sales, and new product development. Ms.Gill was also the founder, President and Chairman of Momentum Medical Corp., a Salt Lake City-based manufacturer and distributor of home health care products from 1993 to 1998. She continues to serve as a Director for Momentum Medical. She was also previously employed by Utah Medical Products, Inc., a company where she served as Vice President of Marketing and Sales. Ms. Gill also currently serves as a Director of the Board of NYB Corporation a company located in Salt Lake City. Ms.Gill graduated from the University of Phoenix with a Bachelors Degree in Business
Administration in 1988.

Kirk Blosch has been a general partner in the partnership of Blosch and Holmes , a business consulting and private venture funding general partnership since 1984. For the past fifteen years Mr. Blosch has been an advisor for various public and private companies. During 1995 and 1996 Mr. Blosch provided bridge financing for private companies prior to their initial offerings. Mr. Blosch graduated from the University of Utah with a Bachelors Degree in Speech Communications in 1977.

OTHER KEY EMPLOYEES

Vijay Lumba, 50, is the founder Aborn and has served as the President, CEO and Director since 1983. He was previously employed by Fairchild Semicondutor Optoelectronics Division, where he served as a Product Manager with responsibilities of design and development of new products and the transfer of manufacturing technologies to the Far East for high volume production. Mr. Lumba graduated from Delhi University, India with a Bachelors Degree in Physics, Chemistry and Mathematics in 1969. Mr. Lumba also graduated from Heald Engineering College, in San Francisco, California with a Bachelors Degree in Electrical Engineering in 1972.



COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has two committees, the Audit Committee and the Compensation Committee. The Audit Committee is composed of Ms. Darla R.Gill and Mr. Bradly A. Oldroyd. The Compensation Committee is also composed of Ms. Gill and Mr. Oldroyd. The Audit Committee is authorized to review proposals of ZEVEX' independent auditors regarding annual audits, recommend the engagement or discharge of ZEVEX' independent auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, review the scope of the annual audit, approve or reject each professional service or type of service other than standard auditing services to be provided by the auditors, and review and discuss the audited financial statements with the auditors. The Compensation Committee makes recommendations to the Board of Directors regarding remuneration of the executive officers and directors of ZEVEX and oversees the administration of the Company's stock option plans.

MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors held six meetings during the last fiscal year. The Audit Committee held one meeting during the last fiscal year. The Compensation Committee held two meetings during the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by ZEVEX to each of ZEVEX' executive officers during the three-year period ended December 31, 1999.

         SUMMARY COMPENSATION TABLE

                               Annual Compensation                               Long Term Compensation
                                                                                    Awards          Payouts
              (a)                (b)       (c)        (d)         (e)          (f)          (g)         (h)          (i)
                                                                 Other     Restricted                                All
Name and                                                         Annual       Stock                     LTIP        Other
Principal Position              Year     Salary       Bonus      Comp.       Awards       Options     Payouts       Comp.
Dean G. Constantine             1999      $114,070        $0       0            0            0           0          $4,605(1)
CEO and President               1998      $107,755     $50,000     0            0            0           0          $5,000(1)
                                1997      $105,000     $11,125     0            0            0           0          $4,207(1)

David J. McNally                1999      $114,070        $0       0            0            0           0          $4,605(1)
Executive Vice President        1998      $107,755     $50,000     0            0            0           0          $5,000(1)
                                1997      $105,000     $11,125     0            0            0           0          $4,207(1)

Phillip L. McStotts             1999      $114,070        $0       0            0            0           0          $4,605(1)
Secretary/Treasurer             1998      $107,755     $50,000     0            0            0           0          $5,000(1)
                                1997      $105,000     $11,125     0            0            0           0          $4,207(1)

Leonard C. Smith                1999      $100,000        $0       0            0            0           0          $4,000(1)
V. Pres. Sales and Marketing    1998           N/A         N/A       N/A            N/A         N/A         N/A           N/A
                                1997           N/A         N/A       N/A            N/A         N/A         N/A           N/A

(1) Represents the amount paid by ZEVEX as a contribution to ZEVEX' 401(k) Pension and Profit Sharing Plan on the officer's behalf.

OPTIONS GRANTS IN LAST FISCAL YEAR

                                   Individual Grants
                                             Percent Of
                               Number of        Total

                              Securities      Options/                                    Potential Realizable Value At
                              Underlying        SAR's                                     Assumed Annual Rates Of Stock
                             Options/ SARs   Granted To     Exercise Of                  Price Appreciation For Option
                                Granted     Employees In    Base Price     Expiration                 Term
                                               Fiscal


           Name                   (#)           Year          ($/Sh)          Date           5% ($)          10% ($)
            (a)                   (b)            (c)            (d)            (e)            (f)              (g)

Dean G. Constantine             30,000          6.8%           $5.00         1/7/08         $94,334         $239,061

David J. McNally                30,000          6.8%           $5.00         1/7/08         $94,334         $239,061

Phillip L. McStotts             30,000          6.8%           $5.00         1/7/08         $94,334         $239,061

Leonard C. Smith                40,000          9.1%           $4.88         1/4/04         $53,875         $119,049


 Effective January 1, 1999, the Compensation Committee approved the grant of Common Stock purchase options for 30,000 shares each to Messrs. Constantine, McNally, and McStotts. The options vest over a period from one years to six years, with accelerated vesting based upon the Company meeting certain financial goals, but with full vesting after six years. The options are exercisable at $5.00 per share. Effective January 1, 1999, the Compensation Committee approved the grant of Common Stock purchase options for 40,000 shares to Mr. Smith as part of the acquisition of JTech. The options vest over a period from one to four years and are exercisable at $4.875 per share.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

The  following  table sets  forth the  options  exercised  during the year ended
December 31, 1999, by each executive officer of ZEVEX and the value of options held by such persons at such year-end.

                                                                                 Value of

                                                        Number of                Unexercised
                                                        Unexercised              In-the-Money
                                                        Options at               Options at
                                                        FY-End                   FY-End

                           Shares

Name and                   Acquired     Value           Exercisable/             Exercisable/
Principal Position         or Exercised Realized        Unexercisable            Unexercisable
Dean G. Constantine
CEO, President                   0           0          51,150/61,250            $14,444/7,656

David J. McNally

Executive Vice President         0           0          51,150/61,250            $14,444/7,656

Phillip L. McStotts

Secretary/Treasurer              0           0          51,150/61,250            $14,444/7,656

Leonard C. Smith

V. Pres. Sales and Marketing     0           0               0/40,000                $0/10,000

Of the unexercised options listed above for each of Messrs. Constantine, McNally, and McStotts, 5,400 were granted on December 17, 1992, and expire on December 16, 2001. The exercise price on such options is $5.00. Of the unexercised options listed above for each of Messrs. Constantine, McNally, and McStotts, 7,000 were granted on February 13, 1997, and expire on February 12, 2002. The exercise price on such options is $3.85. Of the unexercised options listed above for each of Messrs. Constantine, McNally, and McStotts, 70,000 were granted on September 30, 1997 and expire on September 29, 2002. The exercise price on such options is $5.00. Of the unexercised options listed above for each of Messrs. Constantine, McNally, and McStotts, 30,000 were granted on January 8, 1999 and expire on January 7, 2005. The exercise price on such options is $5.00. Of the unexercised options listed above for Mr. Smith, 40,000 were granted on January 5, 1999 and expire on January 4, 2004. The exercise price on such options is $4.875. The value of the unexercised options was determined by reference to the closing sales price for ZEVEX' Common Stock on the NASDAQ Stock Market as of the end of 1999, which was $5.13 .

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

EMPLOYMENT AGREEMENTS

Except for Leonard Smith, the Company has no employment agreements with its executive officers. Mr. Smith's employment agreement is for a term of three years beginning December 31, 1998. Under the agreement Mr. Smith is paid a base salary of $100,000 and cash bonuses at the end of each year as determined by the Company's Compensation Committee. Termination without "cause" or termination for "good reason" by Mr. Smith will result in certain severance payments to Mr. Smith. Termination for "cause" by the Company or termination without good reason by Mr. Smith will reduce certain of the Company's further payment obligations to Mr. Smith under the JTech Purchase Agreement between the Company and Mr. Smith.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of ZEVEX' Common Stock (par value $0.001) as of March 15, 2000, by (i) each person (or group of affiliated persons) who is known by ZEVEX to beneficially own more than 5% of the outstanding shares of ZEVEX' Common Stock,
(ii) each director and executive officer of ZEVEX, and (iii) all executive officers and directors of ZEVEX as a group. As of such date, ZEVEX had a total of 3,420,726 shares of Common Stock outstanding. Unless indicated otherwise, the address for each officer, director and 5% shareholder is c/o ZEVEX International, Inc., 4314 ZEVEX Park Lane, Salt Lake City, Utah 84123.

                                                Number of              Percent
Name and address of beneficial owner         Shares Owned(1)         Of Class(1)

Kirk Blosch(2)                                     377,500                11.0%

Jeff Holmes(3)                                     375,000                11.0%

Blosch & Holmes, L.L.C.(4)                         250,000                 7.3%

Dean G. Constantine(5)                             309,380                 8.9%

David J. McNally(6)                                291,348                 8.4%

Phillip L. McStotts(7)                             200,550                 5.8%

Leonard C. Smith(8)                                 19,200                   *

Bradly A. Oldroyd(9)                                15,000                   *

Darla R. Gill(10)                                   12,480                   *

All Officers and Directors

as a Group (7 persons)                           1,225,458               33.9%

*Less than 1%

(1) For each shareholder, the number of shares owned includes shares of Common Stock subject to options held by the shareholder that are currently exercisable or exercisable within 60 days. For each shareholder the calculation of the percent of class is based on 3,420,726 shares outstanding and assumes that the shareholder has exercised all options to obtain additional shares of common stock and that no other shareholder has exercised such rights. Except as indicated otherwise below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Director. Includes 125,000 shares of Common Stock held directly by Mr. Blosch, 250,000 shares of Common Stock held by Blosch & Holmes, L.L.C. of which Mr. Blosch is a principal (and which 250,000 shares are also reported as beneficially owned by Mr. Holmes and Blosch & Holmes, L.L.C.), 2,500 shares of Common Stock issuable upon exercise of options held by Mr. Blosch that are currently exercisable or will become exercisable within 60 days. Excludes 7,500 shares of Common Stock issuable upon exercise of options held by Mr. Blosch that are not currently exercisable and will not become exercisable within 60 days. Mr. Blosch's address is 2081 S.Lakeline Drive, Salt Lake City, UT 84109.

(3) Includes 125,000 shares of Common Stock held directly by Mr. Holmes and 250,000 shares of Common Stock held by Blosch & Holmes, L.L.C. of which Mr. Holmes is a principal (and which 250,000 shares are also reported as beneficially owned by Mr. Blosch and Blosch & Holmes, L.L.C.). Mr. Holmes' address is 8555 E. Voltaire Ave., Scottsdale, AZ 85260.

(4) Includes 250,000 shares of Common Stock held by Blosch & Holmes, L.L.C. of which Messrs. Blosch and Holmes are principals (and which 250,000 shares are also separately reported as beneficially owned by Mr. Holmes and Mr. Blosch). The address for Blosch & Holmes, L.L.C. is 2081 S. Lakeline Drive, Salt Lake City, UT 84109.

(5) Chief Executive Officer, President and Chairman of ZEVEX. Includes 258,000 shares of Common Stock held directly, 51,150 shares of Common Stock issuable upon exercise of options held by Mr. Constantine that are currently exercisable or will become exercisable within 60 days, and 230 shares of Common Stock owned by his dependent child. Excludes 61,250 shares of Common Stock issuable upon exercise of options held by Mr. Constantine that are not currently exercisable and will not become exercisable within 60 days.

(6) Executive Vice President and director of ZEVEX. Includes 240,198 shares of Common Stock held directly and 51,150 shares of Common Stock issuable upon exercise of options held by Mr. McNally that are currently exercisable or will become exercisable within 60 days. Excludes 61,250 shares of Common Stock issuable upon exercise of options held by Mr. McNally that are not currently exercisable and will not become exercisable within 60 days.

(7) Chief Financial Officer, Secretary, Treasurer, and director of ZEVEX. Includes 149,400 shares of Common Stock held directly and 51,150 shares of Common Stock issuable upon exercise of options held by Mr. McStotts that are currently exercisable or will become exercisable within 60 days. Excludes 61,250 shares of Common Stock issuable upon exercise of options held by Mr. McStotts that are not currently exercisable and will not become exercisable within 60 days.

(8) Vice President Sales and Marketing, and director of ZEVEX. Includes 9,200 shares of Common Stock held directly and 10,000 shares of Common Stock issuable upon exercise of options held by Mr. Smith that are currently exercisable or will become exercisable within 60 days. Excludes 30,000 shares of Common Stock issuable upon exercise of options held by Mr. Smith that are not currently exercisable and will not become exercisable within 60 days.

(9) Director. Includes 15,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days. Excludes 7,000 shares of Common Stock issuable upon exercise of options held by Mr. Oldroyd that are not currently exercisable and will not become exercisable within 60 days.

(10) Director. Includes 480 shares of Common Stock held directly and 12,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days. Excludes 6,000 shares of Common Stock issuable upon exercise of options held by Ms. Gill that are not currently exercisable and will not become exercisable within 60 days.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires ZEVEX' directors, executive officers, and 10% shareholders to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to ZEVEX and written representations that no other reports were required, ZEVEX believes that during 1999 all directors, executive officers, and 10% shareholders complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except as follows: Leonard Smith filed one late report on Form 4, due in October 1999, for one transaction regarding the purchase of common shares of the Company in September 1999. Messrs. Constantine, McNally and McStotts each filed one late report on Form 4, for the grant of Company options to purchase common stock.

CONTROL ARRANGEMENTS

Pursuant to a Stock Purchase Agreement, dated December 31, 1996 between ZEVEX and Blosch & Holmes, L.L.C., a Utah limited liability company ("Blosch & Holmes"), as amended on September 30, 1997, Blosch & Holmes has the right to appoint one member of ZEVEX' board of directors, provided that such nominee must be acceptable to ZEVEX. Kirk Blosch and Jeff W. Holmes, principal shareholders of ZEVEX, are the two member/managers of Blosch & Holmes. The right to appoint a member of ZEVEX' board of directors expires when Blosch & Holmes, together with Kirk Blosch and Jeff W. Holmes, no longer holds at least 6.5% of the voting stock of ZEVEX. Blosch & Holmes have exercised this right with the appointment of Mr. Blosch to the board in June 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 31, 1999, ZEVEX repurchased 470,000 outstanding Common Stock Warrants for $1,175,000, of which 350,000 of the Common Stock Warrants were held by Kirk Blosch and Jeff W. Holmes, two of ZEVEX' principal shareholders.

On April 15, 1997, ZEVEX International entered into a consulting contract with DMG Advisors, L.L.C., a Nevada limited liability company ("DMG"). Kirk Blosch and Jeff W. Holmes, two of ZEVEX' principal shareholders, are members and managers of DMG. Under the consulting contract, ZEVEX International paid an initial fee of $50,000 and is paying $10,000 per month for a two year period, in exchange for the consulting services of DMG in the nature of strategic planning, public relations, advice regarding financings, and the identification and evaluation of potential acquisitions of new products or companies.

This agreement expired in April 1999.

Please also refer to the description of Mr. Leonard Smith's employment agreement in Item 11 and his involvement with the Company's acquisition of JTech described in Item 7.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of this Report.

         (1) - Financial Statements.

The following Consolidated Financial Statements of ZEVEX' for the years ended December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999, are filed as part of this report:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders' Equity

Notes to Consolidated Financial Statements

         (2) - Financial Statement Schedules.

Not required in accordance with the applicable rules and regulations.

         (3) - Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ZEVEX INTERNATIONAL, INC.

Dated:  March 29, 2000                               By: /s/ DEAN G. CONSTANTINE
                                                     Dean G. Constantine
                                                     Chief Executive Officer

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

  Signature                                 Title                           Date

/s/ DEAN G. CONSTANTINE    Chairman of the Board of Directors,         March 29, 2000
Dean G. Constantine        Chief Executive Officer, and President
                           (Principal Executive Officer)

/s/ DAVID J. MCNALLY       Director, Executive Vice President,         March 29, 2000
David J. McNally

/s/ PHILLIP L. McSTOTTS    Director, Chief Financial Officer,          March 29, 2000
Phillip L. McStotts        Secretary, and Treasurer (Principal
                           Financial and Accounting Officer)

/s/ LEONARD C. SMITH       Director, V. Pres. Sales and Marketing,     March 29, 2000
Leonard C. Smith

/s/ BRADLY A. OLDROYD      Director                                    March 29, 2000
Bradly A. Oldroyd

/s/ DARLA R. GILL          Director                                    March 29, 2000
Darla R. Gill

/s/ KIRK BLOSCH            Director                                    March 29, 2000
Kirk Blosch

                                INDEX TO EXHIBITS
                                  (Item 14(c))

Number                                               Exhibits
3.1 Articles of Incorporation of ZEVEX International, Inc., a Delaware corporation (1).
3.2               Bylaws of ZEVEX International, Inc., a Delaware corporation
                  (1).
10.1 Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc.,dated September 29, 1997 (1).
10.2 Amendment to Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc., dated December 31,1997 (2).

10.3 Stock Purchase Agreement between Blosch & Holmes, LLC and ZEVEX International, Inc., dated December 1, 1996, including one amendment dated September 30, 1997 (1).
10.4              Registration Rights Agreement among Kirk Blosch, Jeff W.
                  Holmes and ZEVEX International, Inc., dated February 1,
                  1998 (2).

10.5#             ZEVEX International, Inc., Amended 1993 Stock Option Plan (3).
10.6              Industrial Development Bond Offering Memorandum, dated October
                  30, 1996 (4).
10.7              Industrial Development Bond Reimbursement Agreement, dated
                  October 30, 1996 (4).
10.8              Warrant to Purchase 50,000 shares of Common Stock issued to
                  Wedbush Morgan Securities, Inc., dated November 20, 1997(2).

10.9 Warrant to Purchase 50,000 shares of Common Stock issued to Everen Securities, Inc., dated November 20, 1997 (2).
10.10 Warrant to Purchase 500,000 shares of Common Stock originally issued to Blosch & Holmes, LLC, dated February 12, 1997 (2).

10.11             Description of Property Acquisition, dated March 4, 1998 (2).
10.12             Quit-Claim Deed for purchase of 3.47 acres of land, dated
                  March 4, 1998 (2).
10.13             Stock Purchase Agreement, dated December 31, 1998, between
                  ZEVEX International, Inc., and Vijay Lumba (5).
10.14             Stock Purchase Agreement, dated December 31, 1998, among ZEVEX
                  International, Inc., Leonard Smith, Tracy Livingston,
                  David Bernardi, and Corporation of the President of the Church
                  of Jesus Christ of Latter Day Saints   (5).
10.15             Convertible Debenture, dated January 6, 1999, issued to Vijay
                  Lumba (6).
10.16             Convertible Debenture, dated January 6, 1999, issued to
                  Leonard Smith (6).
10.17             Convertible Debenture, dated January 6, 1999, issued to Tracy
                  Livingston (6).
10.18             Convertible Debenture, dated January 6, 1999, issued to David
                  Bernardi (6).
10.19#            ZEVEX International, Inc., 1999 Stock Option Plan and Form of
                  Stock Option Grant (6).
10.20             Form of January 1, 1999, Stock Option Grant to Messrs.
                  Constantine, McNally, McStotts.
10.21             Asset Purchase Agreement, dated March 29, 2000, between ZEVEX,
                  Inc. and Nestle USA, Inc.
21                List of Subsidiaries.
27                Financial Data Schedule.

(1) Incorporated by reference to Amendment No. 1 on Registration Statement on Form S-1 filed October 24, 1997 (File No. 333-37189).

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-12965).

(3) Incorporated by reference to Registration Statement on Form S-1 filed October 3, 1997 (File No. 001-12965).

(4) Incorporated by reference to the Company's amended Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 033-19583).

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed January 14, 1999 (File No. 001-12965).

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-12965).

# Identifies a "management contract or compensatory plan or arrangement".

                                      Consolidated Financial Statements

                                     ZEVEX International, Inc.

                                   Years ended December 31, 1999, 1998 and 1997 with Independent Auditors' Reports

                          Independent Auditors' Report

Board of Directors and Stockholders
ZEVEX International, Inc.

We have audited the accompanying consolidated balance sheets of ZEVEX International, Inc. and its subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZEVEX International, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

February 25, 2000, except for Note 15, as to which the date is March 29, 2000

                            ZEVEX International, Inc.

                           Consolidated Balance Sheets

                                                                                   December 31
                                                                             1999              1998
                                                                       ------------------------------------
Assets
Current assets:

   Cash and cash equivalents                                              $   3,383,544    $   7,960,511
   Cash restricted for sinking fund payment on industrial
     development bond                                                            86,549          182,049
   Accounts receivable, net of allowance for doubtful
     accounts of $175,000 in 1999 and $138,000 in 1998                        5,843,229        3,435,181
   Inventories                                                                5,119,291        5,574,394
   Marketable securities                                                      3,224,817        1,598,032
   Deferred income taxes                                                              -          198,993
   Prepaid expenses                                                              33,554           65,561
   Other current assets                                                          26,859                -
                                                                       ------------------------------------
                                                                       ------------------------------------
Total current assets                                                         17,717,843       19,014,721

Property and equipment, net                                                   5,333,577        5,505,643
Patents, trademarks, and acquisition costs, net                                 349,354          371,038
Goodwill, net                                                                10,642,304        8,780,621
Other assets                                                                      6,611           38,698
                                                                       ------------------------------------
                                                                          $  34,049,689    $  33,710,721
                                                                       ====================================

Liabilities and stockholders' equity Current liabilities:

   Accounts payable                                                       $   1,134,946    $   1,076,110
   Accrued liabilities                                                          731,852          469,079
   Income taxes payable                                                         957,309           50,891
   Bank line of credit                                                        1,613,453          541,993
   Current portion of long-term debt                                          1,234,483        5,042,000
   Deferred income taxes                                                        110,276                -
   Other                                                                              -          215,873
                                                                       ------------------------------------
Total current liabilities                                                     5,782,319        7,395,946

Deferred income taxes                                                             6,648           46,970
Industrial development bond                                                   1,700,000        1,800,000
Convertible debt, long-term portion                                           5,470,000        4,350,000
Other long-term liabilities                                                           -            3,270

Stockholders' equity:
   Common stock, $.001 par value: 10,000,000 shares
     authorized; 3,420,726 and 3,418,876 shares issued
     and outstanding in 1999 and 1998, respectively                               3,421            3,419
   Additional paid in capital                                                16,212,966       17,381,793
   Retained earnings                                                          4,542,851        2,927,422
   Treasury stock, at cost                                                            -          (50,790)
   Unrealized gain (loss) on available-for-sale
     securities, net of tax (expense) benefit of
     $(197,199) and $87,633 in 1999 and 1998, respectively                      331,484         (147,309)
                                                                       ------------------------------------
Total stockholders' equity                                                   21,090,722       20,114,535
                                                                       ------------------------------------
                                                                          $  34,049,689    $  33,710,721
                                                                       ====================================


See accompanying notes.

                            ZEVEX International, Inc.

                      Consolidated Statements of Operations

                                                                         Year ended December 31
                                                          -----------------------------------------------------
                                                                 1999             1998             1997
                                                          -----------------------------------------------------
Revenues:
   Product sales                                              $21,070,153       $10,475,256     $  8,176,155
   Engineering services                                         1,956,055           609,157          792,270
                                                          -----------------------------------------------------
                                                               23,026,208        11,084,413        8,968,425

   Cost of sales                                               12,474,210         6,846,443        4,757,057
                                                          -----------------------------------------------------
Gross profit                                                   10,551,998         4,237,970        4,211,368

Operating expenses:
   General and administrative                                   4,357,273         2,609,763        1,738,375
   Selling and marketing                                        2,238,629         1,269,645          742,715
   Research and development                                       670,886           290,669          702,563
   Goodwill amortization                                          392,142                 -                -
                                                          -----------------------------------------------------
                                                                7,658,930         4,170,077        3,183,653
                                                          -----------------------------------------------------

Operating income                                                2,893,068            67,893        1,027,715

Other income (expense):
   Interest income                                                235,148           567,991          125,315
   Interest expense                                              (481,615)          (92,152)         (78,179)
   Unrealized gain (loss) on marketable securities                167,761           (68,370)               -
                                                          -----------------------------------------------------
Income before provision for income taxes                        2,814,362           475,362        1,074,851

Provision for income taxes                                      1,187,989          (113,169)        (356,609)
                                                          -----------------------------------------------------

Net income                                                    $ 1,626,373     $     362,193    $     718,242
                                                          =====================================================

Basic net income per common share                         $            .48  $             .11  $         .34
                                                          =====================================================

Diluted net income per common share                       $            .47  $             .10  $         .29
                                                          =====================================================

  See accompanying notes.

                            ZEVEX International, Inc.

                 Consolidated Statements of Stockholders' Equity

                                                                                                 Unrealized
                                                                                                 Gain (Loss)

                                                              Additional                         on Available-
                                                                                                   for-Sale

                                          Common Stock         Paid-in     Retained    Treasury
                                    -------------------------
                                      Shares       Amount      Capital     Earnings      Stock     Securities       Total
                                    -----------------------------------------------------------------------------------------

Balances at December 31, 1996        1,495,716     $1,496    $  1,852,966  $1,846,987         -                 $  3,701,449
   Issuance of common stock for      1,700,000      1,700      14,592,681           -         -            -      14,594,381
     cash

   Exercise of stock options for        44,610         45          70,580           -         -            -          70,625
     cash

   Exercise of warrants for cash        24,000         24         179,976           -         -            -         180,000
   Issuance of warrants to
     purchase 100,000 shares of
     common stock for cash                   -          -           1,000           -         -            -           1,000
   Net income                                -          -               -     718,242         -            -         718,242
                                    -----------------------------------------------------------------------------------------
Balances at December 31, 1997        3,264,326      3,265      16,697,203   2,565,229         -            -      19,265,697

   Comprehensive income:
     Net income                              -          -               -     362,193         -            -         362,193
     Other comprehensive income,
        net of tax:
          Unrealized loss on
            available-for-sale

            securities                       -          -               -           -         -     (147,309)       (147,309)
                                                                                                                -------------
   Total comprehensive income                                                                                        214,884

   Exercise of stock options for         9,550          9          33,485           -         -            -          33,494
     cash

   Exercise of warrants for cash        30,000         30         104,970           -         -            -         105,000
   Issuance of common stock for
     product line acquisition          115,000        115         546,135           -         -            -         546,250
   Purchase of 6,700 shares of
     treasury stock                          -          -               -           -   (50,790)           -         (50,790)
                                    -----------------------------------------------------------------------------------------
Balances at December 31, 1998        3,418,876      3,419      17,381,793   2,927,422   (50,790)    (147,309)     20,114,535

   Comprehensive income:
     Net income                              -          -               -   1,626,373         -            -       1,626,373
     Other comprehensive income,
        net of tax:
          Unrealized gain on
            available-for-sale

            securities                       -          -               -           -         -      478,793         478,793
                                                                                                                -------------
   Total comprehensive income                                                                                      2,105,166

   Exercise of stock options for         1,850          2           6,173           -         -            -           6,175
     cash

   Purchase of warrants for cash             -          -      (1,175,000)          -         -            -      (1,175,000)
   Purchase of 10,000 shares of
     treasury stock                          -          -               -           -   (45,731)           -         (45,731)
   Transfer of 16,700 shares of
     treasury stock to ESOP                  -          -               -     (10,944)   96,521            -          85,577
                                    -----------------------------------------------------------------------------------------
Balances at December 31, 1999        3,420,726     $3,421     $16,212,966  $4,542,851 $             $331,484     $21,090,722
                                                                                              -
                                    =========================================================================================

See accompanying notes.

                            ZEVEX International, Inc.

                      Consolidated Statements of Cash Flows


                                                                     Year ended December 31,
                                                          -----------------------------------------------
                                                               1999            1998           1997
                                                          -----------------------------------------------
 Cash flows from operating activities
 Net income                                                 $ 1,626,373    $   362,193     $   718,242
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Depreciation and amortization expense                   1,157,221        471,752         284,174
      Provision (benefit) for deferred income taxes             (15,885)      (136,473)        (35,762)
      Realized gain on marketable securities                    (65,816)             -               -
      Unrealized (gain) loss on trading marketable                                                   -
        securities                                             (167,761)        68,370
      Changes in operating assets and liabilities, net of
        acquisitions:
        Increase (decrease) in restricted cash for
          sinking fund payment on industrial development         95,500       (105,885)        (76,164)
          bond

        Increase in accounts receivable                      (2,408,048)      (989,046)       (665,934)
        Decrease in trading securities                           80,623              -               -
        Decrease (increase) in inventories                      455,103     (1,612,638)     (2,196,294)
        Decrease (increase) in prepaid expenses                  32,007         12,411         (20,499)
        Decrease (increase) in other assets                       5,228        (46,539)          2,734
        Increase in accounts payable                             58,836        260,235         301,556
        Increase in accrued liabilities and other                43,630        112,384          75,606
        Increase (decrease) in income taxes payable             906,418       (234,512)        285,403
                                                          -----------------------------------------------
 Net cash flows provided by (used in) operating activities    1,803,429     (1,837,748)     (1,326,938)

 Cash flows from investing activities
 Purchase of property and equipment                            (566,958)    (1,185,805)     (3,004,926)
 Purchase of businesses, net of cash acquired                         -     (9,480,313)              -
 Purchases of available-for-sale marketable securities       (1,827,150)    (1,698,235)    (10,200,000)
 Redemption of available-for-sale marketable securities       1,116,944     10,200,000               -
 Addition of patents and trademarks                              (4,370)       (27,511)        (78,663)
                                                          -----------------------------------------------
 Net cash flows used in investing activities                 (1,281,534)    (2,191,864)    (13,283,589)

 Cash flows from financing activities
 Proceeds from issuance of common stock                               -              -      14,594,381
 Proceeds from exercise of warrants                                   -        105,000         180,000
 Repurchase of common stock warrants                         (1,175,000)             -               -
 Proceeds from exercise of stock options                          6,175         33,494          70,625
 Proceeds from sale of 100,000 warrants                               -              -           1,000
 Issuance of debt related to business acquisitions                    -      9,300,000               -
 Net proceeds from (repayments of) bank line of credit        1,071,460        441,993         (60,108)
 Stock contribution to Employee Stock Ownership Plan             85,577              -               -
 Purchase of treasury stock                                     (45,731)       (50,790)              -
 Payment on debt from business acquisition                   (4,941,343)             -               -
 Payments on industrial development bond                       (100,000)      (100,000)              -
                                                          -----------------------------------------------
 Net cash flows (used in) provided by financing activities   (5,098,862)     9,729,697      14,785,898
                                                          -----------------------------------------------
 Net (decrease) increase in cash and cash equivalents        (4,576,967)     5,700,085         175,371
 Cash and cash equivalents at beginning of year               7,960,511      2,260,426       2,085,055
                                                          -----------------------------------------------
 Cash and cash equivalents at end of year                   $3,383,544     $ 7,960,511     $ 2,260,426
                                                          ===============================================


See accompanying notes

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

Principles of Consolidation

The consolidated financial statements at December 31, 1999 include the accounts of ZEVEX International, Inc. (Company) and its wholly-owned operating subsidiaries ZEVEX, Inc., Aborn Electronics, Inc., and JTech Medical Industries, Inc. The consolidated statement of operations for 1998 excludes the results of Aborn and JTech, because these two acquisitions were consummated as of December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

The Company's financial instruments consist primarily of cash, cash equivalents, marketable securities, trade accounts receivable and certain debt issuances (see
Note 8). Cash and cash equivalents are held in federally insured financial institutions or invested in high grade short-term commercial paper issued by major United States corporations. Marketable securities consist principally of corporate stocks and high grade corporate and municipal bonds. The Company sells its products primarily to, and has trade receivables with, independent durable medical equipment manufacturers and dealers in the United States and abroad. The Company's customers accounting for more than 10% of net product sales were one, three, and four for the years ended December 31, 1999, 1998, and 1997, respectively. Less than 10% of product sales are to foreign customers.

1. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk (continued)

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

Marketable Securities

The Company's short-term investments are comprised of debt and equity securities, all classified as either trading or available-for-sale securities, which are carried at their fair value based upon quoted market prices of those investments at December 31, 1999 and 1998. Unrealized gains or losses for trading securities are included in income. Unrealized gains and losses on available-for-sale securities are reported, net of tax, in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Net unrealized holding gains (losses) on trading securities for the periods ending December 31, 1999 and 1998 of $167,761 and ($68,370), respectively, are included in net income; and, net unrealized holding gains on available-for-sale securities for the period ending December 31, 1999 of $528,683 ($331,484 net of taxes) and net unrealized holding losses for the period ending December 31, 1998 of $234,942 ($147,309 net of taxes), are included in stockholders' equity.

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

Patents, Trademarks, and Acquisition Costs

Acquisition costs and the costs of acquired and internally developed patents and trademarks are amortized over the lesser of fifteen years or the estimated useful life of the intangible asset on a straight-line basis. For the years ended December 31, 1999 and 1998, accumulated amortization related to patents, trademarks, and acquisition costs of $43,493 and $17,439, respectively, has been recorded by the Company. The Company periodically reviews the recoverability of its intangible assets as well as other long-term assets and, where impairment in value has occurred, such intangibles are written down to net realizable value.

1. Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill is recorded at the lower of cost or its net realizable value and is being amortized on a straight-line basis over 15 to 23 years. At December 31, 1998, no accumulated amortization for goodwill was recorded, since the acquisitions giving rise to the goodwill were consummated December 31, 1998 (see
Note 2). For the year ended December 31, 1999, the Company recorded $392,142 of goodwill amortization. The Company periodically reviews the recoverability of these intangible assets in order to record them at their net realizable value.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," the Company assesses on an ongoing basis the recoverability of long-lived assets, comparing estimates of future undiscounted cash flows to net book value. If future undiscounted cash flow estimates were less than net book value, net book value would be reduced to fair value based on estimates of discounted cash flows. The Company also evaluates amortization periods of assets, including goodwill and other intangible costs, to determine if events or circumstances warrant revised estimates of useful lives.

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

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the second quarter of the fiscal year ending after December 15, 1999. The SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB and accordingly, does not expect SAB 101 to have a material effect on its financial statements.

1.       Summary of Significant Accounting Policies (continued)

Advertising Costs

Advertising costs are expensed during the year in which they are incurred. Advertising expenses were $284,452, $137,627, and $82,530, respectively for the years ended December 31, 1999, 1998 and 1997.

Net Income Per Common Share

Basic net income per common share is  calculated  by dividing net income for the
period  by  the   weighted-average   number  of  the  Company's   common  shares
outstanding.

Diluted net income per common share includes the dilutive effect of options, convertible debentures and warrants in the weighted-average number of the Company's common shares outstanding as calculated using the treasury stock method.

Net income as presented on the statements of operations represents the numerator used in calculating basic and diluted net income per common share. The following table sets forth the computation of the shares used in determining basic and diluted net income per common share:

(in thousands)                                                       1999            1998           1997
                                                                  -----------     -----------    ------------
Denominator for basic net income per common share -
   weighted average shares                                           3,413           3,298          2,098
Dilutive securities: warrants and stock options                         25             428            345
                                                                  -----------     -----------    ------------
Denominator for diluted net income per common share -
   adjusted weighted average shares                                  3,438           3,726          2,443
                                                                  ===========     ===========    ============


Options, convertible debentures and warrants to purchase approximately 597,000, 495,000, and 312,000 shares of common stock were outstanding at December 31, 1999, 1998, and 1997, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

All shares  held in the  Company's  Employee  Stock  Ownership  Plan  (ESOP) are
considered   outstanding   for  both  basic  and  diluted   earnings  per  share
calculations.

Supplemental Cash Flow Information

 Supplemental disclosures of cash flow information were as follows:

                                                               1999            1998           1997
                                                          -----------------------------------------------
 Cash paid during the year for:

    Interest                                                $   402,191    $    92,887     $    77,641
    Income taxes                                                263,279        481,589          71,206

 Schedule of non cash financing activities:
    Issuance of common stock for acquisition
      of Nutrition Medical product line                               -        546,250               -
    Issuance of convertible debentures for earn-out
      provisions relating to prior year acquisitions          2,253,826


2. Acquisitions

On December 23, 1998, the Company acquired a product line of enteral feeding pumps from Nutrition Medical, Inc. to complement its own existing product line. The aggregate purchase price of $1,072,469 was paid in cash of $500,000 and 115,000 shares of the Company's common stock. In addition, Nutrition Medical, Inc. entered into a noncompete agreement. The acquisition has been accounted for as a purchase.

On December 31, 1998, the Company acquired all of the issued and outstanding capital stock of Aborn Electronics, Inc. (Aborn), a California corporation engaged in designing, developing and manufacturing optical sensor components for medical and industrial applications. These components are incorporated into the end products of Aborn's design and manufacturing service customers, which are primarily medical products and electronic products companies. The aggregate purchase price of $5,100,000 was paid in cash of $1,850,000 and a 7% interest bearing convertible debenture of $1,350,000. The purchase price also included an earn-out provision that provides additional consideration, not to exceed cash of $950,000 and a convertible debenture of $950,000, which is triggered based on Aborn achieving certain levels of revenue and pretax income for the year ending December 31, 1999. Based on the earn-out formula, additional consideration equal to the full $1,900,000 has been earned and was recorded as an adjustment to goodwill at December 31, 1999. The convertible debentures are convertible into ZEVEX common stock at $11 per share between one to three years from the issuance dates. The acquisition has been accounted for as a purchase.

On December 31, 1998, the Company acquired all of the issued and outstanding capital stock of JTech Medical Industries, Inc. (JTech), a Utah corporation engaged in designing, developing and manufacturing advanced medical devices for use in several medical specialties, including occupational medicine, orthopedics, physical medicine and rehabilitation, chiropractic, physical therapy, neurology, podiatry and athletic training. JTech also provides educational products and services, such as in-office training, seminars, and multimedia disks. The aggregate purchase price of $7,250,000 was paid in cash of $3,100,000 and a 8% interest bearing convertible debenture of $3,000,000. The purchase price also included earn-out provisions over the following two years that provide additional consideration, not to exceed, in total, cash of $575,000 and a convertible debenture of $575,000, which are triggered based on JTech achieving certain levels of revenue and pretax income. Based on the earn-out formula, additional consideration equal to approximately $350,000 has been earned for the year ended December 31, 1999 and was recorded as an adjustment to goodwill at that date.

The convertible debentures are convertible into common stock at $11 per share between one to three years from the issuance dates. The acquisition has been accounted for as a purchase.

The unaudited pro forma results of operations assuming consummation of these acquisitions as of January 1, 1997 are as follows:

                                                            1998                1997
                                                     ----------------------------------------

Revenues                                               $    15,131,000    $    13,049,000
Net income                                                     461,000            894,000

Basic net income per common share                      $             .14  $             .43
Diluted net income per common share                    $             .12  $             .37
                                                     ========================================



3. Inventories

Inventories consist of the following at December 31, 1999 and 1998:

                                                             1999               1998
                                                      ---------------------------------------

Materials                                               $     2,228,174     $    3,156,276
Work in Progress                                              1,867,894          1,831,112
Finished goods, including completed subassemblies
                                                              1,023,223            587,006
                                                      ---------------------------------------
                                                        $     5,119,291     $    5,574,394
                                                      =======================================

4. Marketable Securities

The following is a summary of marketable securities at December 31, 1999:

                                                        Gross       Gross Unrealized  Estimated Fair
                                                     Unrealized

                                       Cost             Gains            Losses            Value
                                 ----------------- ---------------- ----------------- ----------------
Available for Sale

U.S. corporate securities           $   254,817        $         -     $          -      $   254,817
Equity securities                     2,138,817          528,683                   -       2,667,500
                                 ----------------- ---------------- ----------------- ----------------
                                      2,393,634          528,683                   -       2,922,317
Trading

Equity Securities                             -          302,500                   -         302,500
                                 ----------------- ---------------- ----------------- ----------------
Total Marketable Securities          $2,393,634        $831,183        $          -       $3,224,817
                                 ================= ================ ================= ================

The following is a summary of marketable securities at December 31, 1998:

                                                        Gross       Gross Unrealized  Estimated Fair
                                                     Unrealized

                                       Cost             Gains            Losses            Value
                                 ----------------- ---------------- ----------------- ----------------
Available for Sale

U.S. corporate securities         $   1,209,235        $         -     $          -      $ 1,209,235
Equity securities                       489,000                           234,942            254,058
                                                   -
                                 ----------------- ---------------- ----------------- ----------------
                                      1,698,235                           234,942          1,463,293
                                                   -
Trading

Equity Securities                               -        134,739                  -          134,739
                                 ----------------- ---------------- ----------------- ----------------
Total Marketable Securities       $   1,698,235        $ 134,739       $ 234,942         $ 1,598,032
                                 ================= ================ ================= ================


The amortized cost and estimated fair value of debt and marketable equity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

4. Marketable Securities (continued)

                                December 31, 1999                 December 31, 1998
                                                      Estimated                          Estimated
                                      Cost           Fair Value            Cost          Fair Value
                                ------------------ ----------------  ----------------- -----------------
U.S. corporate securities:
   Due within 1 year               $   254,817        $   254,817       $ 1,209,235     $ 1,209,235
Equity securities                    2,138,817          2,970,000           489,000         388,797
                                ------------------ ----------------  ----------------  -----------------
Total                               $2,393,634         $3,224,817       $ 1,698,235     $ 1,598,032
                                ================== ================  ================= ==================


5. Property and Equipment

Property and equipment consist of the following at December 31:

                                                             1999                1998
                                                       ------------------ -------------------

Machinery and equipment                                     $1,440,031     $    1,351,078
Furniture and fixtures                                       1,290,979          1,017,847
Vehicles                                                         8,500             13,000
Tooling costs                                                  914,610            753,786
Building                                                     2,841,005          2,755,644
Land                                                         1,084,415          1,084,415
                                                       ------------------ -------------------
                                                             7,579,540          6,975,770
Less accumulated depreciation and amortization
                                                             2,245,963          1,470,127
                                                       ------------------ -------------------
                                                        $    5,333,577     $    5,505,643
                                                       ================== ===================


Depreciation expense for the years ended December 31, 1999, 1998 and 1997 amounted to $739,024, $462,031, and $278,156, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following:

                                                             1999                1998
                                                       ------------------ -------------------

Accrued payroll and related taxes and benefits
                                                              $478,639           $311,558
Accrued vacation                                               102,535             86,267
Warranty reserve                                                65,000             65,000
Accrued interest                                                85,678              6,254
                                                       ------------------ -------------------
                                                              $731,852           $469,079
                                                       ================== ===================




7. Income Taxes

The provision for income taxes is made, at Federal and State statutory rates, based on pre-tax income reported in the financial statements.

Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Significant components of the Company's net deferred income taxes as of December 31 are as follows:

                                                                          1999                1998
                                                                     ------------------- --------------------
Deferred tax assets:
    Non-deductible accruals and expenses                                   $199,755            $ 161,618
    Unrealized loss on available-for-sale securities                              -               87,633
                                                                     ------------------- --------------------
Total deferred tax assets                                                   199,755              249,251

Deferred tax liabilities:
    Accelerated depreciation                                                  (6,648)            (46,970)
    Unrealized gains on trading securities                                  (112,833)            (50,258)
    Unrealized gains on available-for-sale securities                       (197,198)                  -
                                                                     ------------------- --------------------
Total deferred tax liabilities                                              (316,679)            (97,228)
                                                                     ------------------- --------------------
                                                                           $(116,924)          $ 152,023
                                                                     =================== ====================


The provision for income taxes consists of the following:

                                                               1999              1998             1997
                                                        ------------------- ---------------- ----------------
Current taxes:
Federal                                                     $(1,063,807)      $  (165,840)       $(333,620)
State                                                          (199,595)          (24,244)         (56,793)
R&D credit                                                       59,528            28,075           69,565

Deferred taxes:
Federal                                                          14,480            44,519          (31,176)
State                                                             1,405             4,321           (4,585)
                                                        ------------------- ---------------- ----------------

Provision for income taxes                                 $(1,187,989)       $  (113,169)       $(356,609)
                                                        =================== ================ ================

The actual tax expense differs from the 34% Federal statutory rate as follows:

                                                               1999              1998             1997
                                                        ------------------- ---------------- ----------------

Expected tax (expense) at federal rate                    $  (956,883)          $(161,623)       $(365,449)
State income tax expense, net of federal benefit
                                                             (130,805)            (15,687)         (35,470)
Research and development credit                                 59,528              28,075           69,565
Non-deductible goodwill amortization                         (135,142)
Other non-deductible expenses                                 (28,750)            (11,985)          (8,782)
Tax-exempt interest                                                 -               57,549            7,381
Other                                                           4,063              (9,498)         (23,854)
                                                        ------------------- ---------------- ----------------
Total provision for income taxes                          $(1,187,989)          $(113,169)       $(356,609)
                                                        =================== ================ ================


8. Debt

Bank Lines of Credit

The Company renewed its line of credit arrangement with a financial institution for $5 million. The line matures on May 31, 2000. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which is 8.5% at December 31, 1999 and 7.75% at December 31, 1998. The Company's balance on its line of credit was $1,613,453 at December 31, 1999 and $441,993 at December 31, 1998. Under the line of credit agreement, the Company is restricted from declaring cash dividends and must maintain certain levels of working capital and meet certain other financial covenants.

Industrial Development Bond

On October 30, 1996, the Company completed a transaction defined as "Murray City, Utah, Adjustable Rate Industrial Development Revenue Bonds, Series 1997 (ZEVEX, Inc. Project)" in the amount of $2,000,000. The bonds are secured by an irrevocable Letter of Credit issued by a bank, which is subject to expiration no later than April 15, 2002. The bonds bear interest at an adjustable rate based on the weekly tax-exempt floater rate as determined by the remarketing agent. The bonds mature on October 1, 2016. Principal reductions occur in the amount of $100,000 per year at a rate of $8,333 per month starting April 1, 1997. The outstanding balance was $1,800,000 at December 31, 1999, of which $100,000 is classified as current.

Convertible Debt

In connection with the acquisitions of Aborn and JTech, the Company issued $1,350,000 in 7% interest bearing convertible debentures and $3,000,000 in 8% interest bearing convertible debentures, respectively (See Note 2). Accrued interest is due and payable quarterly beginning on April 1, 1999. All accrued interest and principal is due and payable January 6, 2002. The debentures are convertible to common stock between January 6, 2000 and January 6, 2002 at $11 per share. The convertible debt increased to $5,470,000 at the end of 1999 due to the earn-out provisions (See Note 2).

9. Employee Benefit Plans

401(k) Profit Sharing Plan

During 1991, the Company established a qualified 401(k) profit sharing plan covering substantially all employees. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make a contribution of an additional amount of up to four percent (4%) of the eligible employees' salary and a discretionary amount to be determined each year by the Board of Directors. Employees are fully vested after seven years. Contributions to the plan for the year ended December 31, 1999, 1998, and 1997 were $143,645, $98,865, and $60,274, respectively. The Company has recorded a payable to the plan of $1,630 and $18,844 at December 31, 1999 and 1998, respectively, which is included in accrued liabilities.

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

A contribution of 16,700 shares with a value of $85,577 was made to the Employee Stock Ownership Plan in December of 1999. No contribution was made for the years ended December 31, 1998 and 1997.

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

10. Stockholders' Equity (continued)

Warrants

In February 1997, the Company issued 500,000 warrants in connection with a $1,250,000 private placement offering, as discussed above. During 1998, 30,000 warrants were exercised for a total consideration of $105,000 and in 1999, the remaining 470,000 warrants were purchased by the Company for $1,175,000.

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

Common Stock Reserved for Future Issuance

At December 31, 1999, the Company had reserved 1,243,990 shares of common stock for future issuance, including 100,000 shares reserved for exercise of warrants and 1,143,990 shares reserved under the Company's stock option plan.

Stock Option Plans

In September 1997, the Board of Directors consolidated its previous three stock option plans into one plan and established the Amended 1993 Stock Option Plan (the "1993 Plan"). Under the 1993 Plan, 600,000 shares of common stock were authorized for issuance, subject to adjustment for such matters as stock splits and stock dividends.

The 1993 Plan provides for the grant of incentive stock options, stock appreciation rights and stock awards to eligible participants and may be administered by the Board of Directors or by the Compensation Committee.

On September 30, 1997, the Company granted a total of 210,000 options under the 1993 Plan with an exercise price of $16.44 to three officers/directors. In 1998, the options were subsequently repriced with an exercise price of $5.00. The options vest ratably over a four-year period from the grant date.

All options granted under the 1993 Plan expire after five to seven years from the grant date and become exercisable no later than four years from the grant date.

During 1999 the Board of Directors established the 1999 Stock Option Plan (the "1999 Plan"), which was ratified by shareholders in June 1999. The 1999 Plan authorized 600,000 shares of common stock for issuance, subject to adjustment for such matters as stock splits and stock dividends.

The 1999 Plan provides for the grant of incentive stock options, stock appreciation rights and stock awards to eligible participants and may be administered by the Board of Directors or by the Compensation Committee.

In January 1999, 331,000 options were granted under the 1999 Plan with an exercise price equal to the corresponding stock price on the grant date.

10. Stockholders' Equity (continued)

Stock Option Plans (continued)

All options granted under the 1999 Plan expire after five to ten years from the grant date and become exercisable between one and six years from the grant date.

A summary of stock option activity for both plans, and related information for the years ended December 31, 1997, 1998 and 1999 follows:

                                       Shares            Outstanding Stock Options           Weighted-
                                                    ------------------------------------
                                      Available         Number of           Price             Average
                                      for Grant          shares           Per Share       Exercise Price
                                  ------------------------------------ ----------------- ------------------

Balance at December 31, 1996            313,900           86,100          $ .79-5.00          $  2.93
   Additional authorization             200,000                -              -                     -
   Options granted                     (275,050)         275,050           3.50-17.50           13.51
   Options exercised                          -          (44,610)           .79-$5.00            1.58
   Options canceled                       2,850           (2,850)          3.50-$5.00            3.97
                                  ------------------------------------ ----------------- ------------------

Balance at December 31, 1997            241,700          313,690           2.50-17.50           12.39
   Options granted                     (390,000)         390,000            5.00-7.64            6.48
   Options exercised                          -           (9,550)           2.50-5.00            3.51
   Options canceled                     299,500         (299,500)          3.50-17.50           15.77
                                  ------------------------------------ ----------------- ------------------

Balance at December 31, 1998            151,200          394,640            2.50-5.00            4.76
   Additional authorization             600,000                -              -                    -
   Options granted                     (331,000)         331,000            4.88-5.00            4.98
   Options exercised                          -           (1,850)           2.50-5.00            3.34
   Options canceled                      19,750          (19,750)           2.50-5.00            4.71
                                  ------------------------------------ ----------------- ------------------

Balance at December 31, 1999            439,950          704,040          $ 2.50-5.00         $  4.80
                                  ==================================== ================= ==================


During 1998, the Company canceled options to purchase up to 298,000 shares with exercise prices ranging from $7.63 to $17.50 and regranted options to purchase the same number shares at an exercise price of $5.00 per share. Of these 298,000 options, 212,000 were outstanding at the beginning of the year, with the remaining 86,000 shares granted in early 1998.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rate of 4.7%, 5.3%, and 5.9%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .68, .88, and .90; and a weighted-average expected life of the option of 3.6, 4, and 4 years. The estimated weighted average fair value of options granted in the years ended December 31, 1999, 1998, and 1997 were $2.53, $3.29, and $9.98, respectively.

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

10. Stockholders' Equity (continued)

Stock Option Plans (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Because the effect of SFAS No. 123 is prospective, the initial impact on pro forma net income may not be representative of compensation expense in future years.

For the years ended December 31, 1999, 1998, and 1997, pro forma net income and pro forma net income per common share were as follows:

                                                                1999              1998             1997
                                                           ---------------- ----------------- ---------------

Pro forma net income                                        $  1,072,713          $(96,762)         $553,214
Pro forma basic net income per common share                          .31              (.03)              .26
Pro forma diluted net income per common share                        .31              (.03)              .23


Additionally, SFAS No. 123 requires that companies with wide ranges between the high and low exercise prices of its stock options segregate the exercise prices into ranges that are meaningful for assessing the timing and number of additional shares that may be issued and the cash that may be received as a result of the option exercises. Below are the segregated ranges of exercise prices as of December 31, 1999:

                         Options Outstanding                                   Options Exercisable

----------------------------------------------------------------------    -------------------------------
                                       Weighted

                                        Average          Weighted                            Weighted
    Range of                           Remaining         Average                             Average
    Exercise           Number         Contractual        Exercise             Number         Exercise
     Prices         Outstanding          Life             Price            Exercisable        Price
----------------- ----------------- ---------------- -----------------    --------------- ---------------

   $2.50-3.50           29,840        2.07 years            $3.19              29,840           $3.19
    3.85-5.00          674,200        4.31 years             4.94             201,600            4.85
----------------- ----------------- ---------------- -----------------    --------------- ---------------

   $2.50-5.00          704,040        4.21 years            $4.86             231,440           $4.64
================= ================= ================ =================    =============== ===============



11. Lease Commitments

In 1996 the Company and its subsidiary occupied an administrative and manufacturing facility under the terms of an operating lease agreement. In June 1997 the Company moved into a new facility owned by and constructed for the Company.

Lease expense of $55,695 has been charged to operations for the year ended December 31, 1997. The lease expired in April 1997.

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

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                    1999                               1998
                                     ----------------------------------------------------------------------
                                     Carrying Amount         Fair       Carrying Amount         Fair
                                                            Value                              Value
                                     ----------------- ---------------------------------- -----------------

Cash and cash equivalents            $  3,383,544      $   3,383,544     $   7,960,511      $   7,960,511
Marketable securities:
   Trading securities                       302,500            302,500         134,739            134,739
   Available-for-sale securities          2,922,317          2,922,317       1,463,293          1,463,293
Convertible debt                          5,470,000          5,378,376       4,350,000          4,350,000
Industrial development bond               1,800,000          1,800,000       1,900,000          1,900,000


13. Major Customers

Sales to major customers for the years ended December 31, 1999, 1998 and 1997, are summarized as follows (percent of product sales):

                                              Year ended December 31,
                                -----------------------------------------------
                                      1999             1998              1997
                                ----------------- ---------------- ------------

Customer A                               *%                16%              17%
Customer B                              13%                15%              15%
Customer C                               *%                13%              18%
Customer D                               *%                 *%              15%
                                ----------------- ---------------- ------------

                                        13%                44%              65%
                                ================= ================ ============
-----------------
* Less than 10% of sales.

14. Related Party Transactions

On April 15, 1997, the Company entered into a consulting agreement with another company owned by certain stockholders to provide services related to strategic planning, public relations, financing and potential acquisition of new products or companies. Under the consulting agreement, the Company paid an initial fee of $50,000 and paid $10,000 per month for two years. The agreement expired in April 1999. In

14. Related Party Transactions (continued)

addition, these certain stockholders have the right to appoint one director to the Company's Board of Directors. The certain stockholders exercised this right with its nomination of Kirk Blosch in June 1998. Mr. Blosch is serving a 3-year term as a director, which term expires at the annual meeting of shareholders in June 2002.

Of the 470,000 warrants purchased by the Company in 1999 (See Note 10), 350,000 were purchased from a related party for $875,000.

On December 31, 1998, the Company acquired JTech pursuant to a Stock Purchase Agreement among the Company and the four shareholders of JTech (the "JTech Stock Purchase"). Leonard C. Smith, one of the selling JTech shareholders, received $1,257,900 in cash and a convertible debenture in connection with the JTech Stock Purchase. The convertible debenture, in the principal amount of $1,365,250 (inclusive of the 1999 earn-out provision) is due January 6, 2002 and is convertible to common stock at Mr. Smith's option during the period from January 6, 2000 to January 6, 2002 at $11 per share.

JTech also entered into an Employment Agreement with Leonard C. Smith, dated December 31, 1998, which provides that Mr. Smith serve as President of JTech for three years at a salary of $100,000 per year. Pursuant to the employment agreement, Mr. Smith also received an option to purchase 40,000 shares of the Company's common stock, vesting over four years, at $5.00 per share, the closing price of such stock on Nasdaq on the date of the JTech Stock Purchase. Mr. Smith was appointed to fill a vacancy on the Company's Board of Directors, effective April 26, 1999. Mr. Smith's term on the Board will expire at the 2001 annual meeting of shareholders, but is subject to extension based upon election.

15. Subsequent Event

On March 29, 2000, the Company entered into an agreement to acquire certain assets from Nestle USA, Inc. ("Nestle") relating to Nestle's enteral nutrition delivery devices. The purchase price will range from $1.5 million to approximately to $2.7 million, depending upon sales generated by the acquired assets during the 12 months following the closing of the purchase, plus the actual cost of certain inventory acquired by the Company which is estimated to be approximately $700,000. Upon closing of the acquisition, cash of $500,000 will be paid, and a note payable of $1 million will be issued in connection with this purchase. The remainder of the purchase price will be settled upon resolution of contingencies within the purchase agreement.

EXHIBIT 10.20
                                                              Grant No.

                            ZEVEX INTERNATIONAL, INC.

                               STOCK OPTION GRANT

         Optionee:

         Address:

         Grant Date:         January 8, 1999
                           -----------------

         Exercise Price:   $5.00  per share

         Number of Option Shares:    30,000   shares

         Expiration Date:             January 7, 2008
                                    -----------------

         Type of Option:     X   Incentive Option     X    Non-Statutory Option
                           -----                     -----

         Exercise Schedule: All of the Option Shares shall become purchasable by the Optionee the date which is nine years and nine months following the Grant Date if the Optionee is continuously in the Service of the Corporation during that time. Additionally, one-third of the Option Shares (10,000 shares or a portion thereof, as described below) shall become purchasable following each of the first three anniversary dates of the Grant Date upon the Corporation's achieving annual revenue and earnings in the three fiscal years ending December 31, 1999, 2000, and 2001 as follows:

------------------------------- ---------------------------- ---------------------------- ----------------------------
         YEAR                            1999                         2000                         2001
                                         ----                         ----                         ----
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
         REVENUE                         $24,640,000                  $30,900,000                  $38,600,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
         EARNINGS                        $ 1,987,000                  $ 2,886,000                  $ 3,774,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

         For the purpose of calculating the number of Option Shares that may become purchasable at the end of each of these first three years, the relevant revenue and earnings targets shall each account for the vesting of 50% of the Option Shares. Furthermore, within each target, 25% of the Option Shares shall become purchasable if 80% of the target is achieved, 50% of the Option Shares shall become purchasable if 90% of the target is achieved, and 100% of the Option Shares shall become purchasable if 100% of the target is achieved. By way of example, for the year 1999, one-third (10,000) of the Option Shares potentially may become purchasable, with 5,000 shares potentially becoming purchasable if 100% of the revenue target is achieved, and with 5,000 shares potentially becoming purchasable if 100% of the earnings target is achieved. However, if the Corporation's revenue for 1999 are only $23,000,000 or 93% of the targeted revenues, then only 50% of the 5,000 Option Shares will become purchasable with respect to that target. If, in contrast, the earnings for 1999 are $2,002,000 or 102% of the target earnings, then 100% of the 5,000 Option Shares will become purchasable with respect to that target. The result of this scenario is that a total of 7,500 Option Shares shall become purchasable with respect to 1999 and 2,500 Option Shares shall become exercisable on January 7, 2005 if the Optionee is continuously in the Service of the Corporation during that time. If the Optionee is not continuously in the Service of the Corporation during that time, then 2,500 Option Shares shall expire.

         The extent to which the Corporation has achieved the revenue and earning targets for each of these three years and the number of Option Shares that become purchasable following each such year shall be determined by the Plan Administrator within ninety (90) day s of the end of the Corporations fiscal year based on the Corporation's audited financial statements for such fiscal year. For purposes of determining whether the revenue and earning targets have been achieved in any year, the Plan Administrator may, in its discretion, exclude or otherwise adjust annual revenue and earnings due to the occurrence of one or more extraordinary events during the fiscal year. Extraordinary events shall include the merger of the Corporation with another corporation, the Corporation's acquisition of all or substantially all assets or stock of another company, the sale of all or substantially all assets or stock of the Corporation to a third party, a change in the Company's fiscal year, and other extraordinary transactions that are outside the ordinary course of business. In no event shall the Option Shares become purchasable that are not purchasable at the time of Optionee's cessation of Service.

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

                  3. Limited Transferability. This option shall be neither transferable nor assignable, in whole or in part, by Optionee other than by will or by the laws of descent and distribution following Optionee's death and may be exercised, during Optionee's lifetime, only by Optionee. However, if this option is designated a Non-Statutory Option above, then this option may also, in connection with Optionee's estate plan, be assigned in whole or in part during all other items in this form relating to the grant document are the same as previously filed Exhibits 10.19#

all grants are the same for Messrs. Constantine, McNally and McStotts

                            ASSET PURCHASE AGREEMENT




                                     BETWEEN

                                   ZEVEX, INC.



                                       AND

                                NESTLE USA, INC.




                                 March 29, 2000

                            ASSET PURCHASE AGREEMENT

         This Asset Purchase Agreement ("Agreement") is entered into as of March 29, 2000, by and between ZEVEX, Inc., a Delaware corporation ("Buyer"), and Nestle USA, Inc., a Delaware corporation ("Seller"). Buyer and Seller are at times also referred to herein individually as a "Party" and collectively as the "Parties."

         This Agreement contemplates a transaction in which Buyer will purchase selected assets of the clinical delivery business of Seller in return for cash.

         Now, therefore, in consideration of the premises and the mutual promises herein made, and in consideration of the representations, warranties, and covenants herein contained, the Parties agree as follows.

         1.       Basic Transaction.

         (a) Purchase and Sale of Assets. On and subject to the terms and conditions of this Agreement, Buyer agrees to purchase from Seller, and Seller agrees to sell, transfer and convey to Buyer, for the consideration specified below, all of Seller 's right, title and interest in and to the assets identified in subparagraphs (i) through (viii) below, as such group of assets may change during the period from the date hereof until the Closing as a result of Seller's conducting of the Business (as defined below) in the ordinary course of business and consistent with the terms of this Agreement (collectively, the "Acquired Assets"):

                  (i) all enteral feeding pumps owned by Seller, including those identified on the list designated as "Pump Inventory" (electronic file number: NCN_pumpinventory.mdb), previously provided to Buyer by Seller, which lists the model and serial number of each enteral feeding pump and its location as of December 31, 1999 (the "Pumps");

                   (ii) Seller's inventory (if any) of "Disposables" (defined herein as enteral feeding pump administration sets, enteral feeding tubes, enteral irrigation kits and ancillary device products) as of the date of the Closing (defined in Section 1(f) below), excluding, however, Seller's inventory of handi-crush syringes and handi-crush syringe kits (the "Disposables Inventory");

                  (iii) any custom tooling or molds owned by Seller and used in connection with the manufacture of Disposables (the "Tooling");

                  (iv) printed copies or, where available, electronic copies of the following books and records: Seller's customer list as of December 31, 1999, including customer name and address, of those customers (the "Pump Customers") with whom Seller has placed or provided a Pump(s) and to whom Seller sold Disposables during calendar year 1999, as well as, with respect to such Pump Customers, (1) the following documents previously provided to Buyer for the periods of 1997-99 and January through February, 2000: "Summary of Delivery Adjustments (1999 only)", "Baxter Exports," "Delivery Total Sales Top 20 Distributors," "National Accounts with Delivery Products," "Delivery Top 20 Customers Direct Business," and "Delivery Net Sales as of October 1999" "Customer Complaints", (2) Seller's pricing lists for Disposables (electronic file number: NCN_Deliverypricing.mdb), (3) Seller information regarding Pump tracking information (referenced by Pump serial number) (electronic file number: NCN_Pumpinventory.mdb), (4) Pump forecasts,
         (5) Seller's "sell sheets" for the Disposables, including digital and film artwork therefor, (6) Ultra Pak Support Studies, (7) training and operating manuals for Pumps, and (8) Seller information regarding Pump service histories (referenced by Pump serial number);

                  (v) all medical device reporting ("MDR") records associated with the Pumps or Disposables;

                  (vi) all rights of Seller under all outstanding "Pump Bilateral Agreements", defined herein as those contracts between Seller and its Pump Customers covering Seller's agreement to provide the Pump Customer with a Pump(s) and the Pump Customer's commitment to purchase Disposables from Seller;

                  (vii) any drawings and specifications used to manufacture the Disposables in Seller's possession or readily available to Seller;

                  (viii) to the extent assignable by Seller without the consent of any third party, any manufacturer's warranties or guarantees applicable to the Disposables Inventory and any and all rights to bring claims against such parties for defective Disposables Inventory.

                  Additionally, Seller shall (i) arrange for its affiliate, Nestle, S.A. ("Nestle S.A.") to issue to Buyer at the Closing hereof an irrevocable, royalty free license, in the form of the document attached hereto as Exhibit A, granting to Buyer the right and license to make, use and sell in the United States enteral adapter and tip protectors embodying the invention of U.S. Patent No. 5,267,983 granted December 7, 1993 (the "Patent License") and
(ii) provide to Buyer a copy of Seller's August 18, 1998 Notice Of Medical Device Correction to the Food and Drug Administration ("FDA") relating to the Pumps, and correspondence to and from the FDA relating to said Notice.

         (b) Retained Assets. Notwithstanding the foregoing, Seller is not selling, transferring, assigning or conveying to Buyer any assets other than those specifically identified and described in Section 1(a) above.

         (c) Retention of Liabilities. Except as otherwise expressly provided in this Agreement, any and all liabilities which accrue or arise prior to the Closing relating to the Acquired Assets (including without limitation any liabilities or obligations under the Pump Bilateral Agreements which accrue or arise prior to the Closing) and any liabilities of any kind associated with any "Products" (defined herein as Pumps and Disposables) placed, sold or leased by Seller or any other Seller products or services, or any agreements made by Seller related to the foregoing, shall be retained by Seller and Buyer shall be released from same. Any and all liabilities which accrue or arise after the Closing relating to the Acquired Assets (including without limitation any liabilities or obligations under the Pump Bilateral Agreements which accrue or arise after the Closing) and any liabilities of any kind associated with any Products placed, sold or leased by Buyer or any other Buyer products or services, or any agreements made by Buyer related to the foregoing, shall be retained by Buyer and Seller shall be released from same. Notwithstanding anything contained herein to the contrary, Buyer hereby acknowledges and agrees that it shall retain and shall not be released from any responsibilities, warranties, indemnity or other obligations given, imposed upon, made or assumed by Buyer as the original manufacturer of Pumps, including without limitation the responsibility to repair any defective Pumps and the obligation to indemnify, defend and hold Seller harmless from and against any injury or death to person or damage to property resulting from the use or operation of the Pumps, all of which responsibilities, warranties or obligations so given, imposed upon, made or assumed by Buyer shall be retained by Buyer. As part of its obligations hereunder, Buyer agrees that, from and after the Closing, Buyer shall be responsible for complying with any and all regulatory obligations associated with the Products including, without limitation, the retention of all MDR related records; Product complaint handling; filing of MDRs with the Federal Food and Drug Administration ("FDA"); requirements relating to Product repair; filing of Product applications with the FDA; and FDA registration and listing.

         (d) Purchase Price. Subject to the provisions of this Agreement, the purchase price for the Acquired Assets (the "Purchase Price") shall be as follows:

                  (i) Five Hundred Thousand Dollars ($500,000.00) paid by wire transfer or other immediately available funds upon Closing; plus

                  (ii) One Million Dollars ($1,000,000) paid by wire transfer or other immediately available funds on a date six months from Closing;

                  (iii) an amount equal to Seller's original purchase price (including freight paid as F.O.B. destination) of the Disposables Inventory (as determined pursuant to Section 1(e)) paid by wire transfer or other immediately available funds on a date six months from Closing; and

                  (iv) On a date which is twelve (12) months from the Closing, the lesser of $1,000,000 or the product of $1,000,000 multiplied by the percentage determined by dividing the "Sales Amount" (as defined below) by $9,000,000. For purposes of the foregoing, the "Sales Amount" shall mean the total gross revenues under orders actually received by Buyer during the 12-month period following Closing for sales of Disposables to Pump Customers.

         (e) Inventory Procedure. Promptly following the Closing, Seller shall take a physical inventory of the Disposables Inventory in accordance with procedures to be established by mutual agreement of Buyer and Seller prior to Closing. Buyer shall have the right to have representatives present during such inventory. Within sixty (60) days after Closing, Seller shall prepare and deliver to Buyer a statement (the "Inventory Statement"), which has been reviewed and reported on by Buyer's independent auditors in accordance with procedures to be established by Buyer and Seller, without exception or qualification (except as to scope) setting forth the results of the physical inventory and the original purchase price of the Disposables Inventory. For a period of ninety (90) days following Closing, Buyer shall have the right to reject any item(s) in the Disposables Inventory which is defective or not in merchantable condition, and Buyer shall not be required to purchase any such rejected items. For the purposes of this Section 1 (e), the Disposables
Inventory shall include, but Buyer shall not be required to pay for, any Disposables Inventory for which there exists more than a two (2) year supply based on Seller's average use for the six (6) months prior to Closing.

         (f) The Closing. The closing of the transactions contemplated by this Agreement (the "Closing") shall take place at Seller's offices at Three Parkway North, Suite 500, Deerfield, IL 60015-0760, on or before the date which is ten
(10) business days from the date the parties execute this Agreement, as the parties shall mutually determine, or such other date as the parties may mutually determine (the "Closing").

         (g) Deliveries at the Closing. At the Closing, (i) Seller shall deliver to Buyer, against receipt of the Purchase Price, a Bill of Sale and Assignment in the form of the document attached as Exhibit B to this Agreement, Buyer's list of its Pump Customers, the License and the documentation described in
Section 1 (a) (iv) (5), (6) and (7) (Buyer hereby acknowledging that it has, as of the date hereof, received from Seller the documentation identified in Section 1 (a) (iv) (1), (2), (3), (4) and (8) ), 1 (a) (v) and 1 (a) (vii) above; (ii)
Buyer shall deliver to Seller the Purchase Price and an Assumption Agreement in the form of the document attached as Exhibit C to this Agreement; and (iii) the parties shall execute and deliver any other documents necessary to give effect to the transaction contemplated herein. All deliveries at the Closing shall be considered to have taken place simultaneously as a single transaction, and no delivery shall be considered to have been made until all deliveries are completed. With respect to any of the Acquired Assets sold hereunder which cannot be physically delivered because they are in the possession of third parties, including specifically the Pumps, Seller shall, reasonably promptly after the Closing, notify such third parties in possession that its right, title and interest in and to the same have been vested in Buyer.

         (h) Allocation. The parties agree to allocate the Purchase Price among the Acquired Assets for all purposes (including financial accounting and tax purposes) in accordance with the allocation schedule attached hereto as Schedule 1(h).

         2. Representations and Warranties of Seller. Seller represents and warrants to Buyer that the statements contained in this Section 2 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing (as though made then and as though the Closing were substituted for the date of this Agreement throughout this Section 2).

         (a) Organization of Seller. Seller is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation.

         (b) Authorization of Transaction. Seller has full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder. The execution, delivery and performance by Seller of this Agreement and such other agreements have been duly authorized by all necessary and appropriate corporate action on the part of the Seller. This Agreement and any agreements to be executed at Closing constitutes the valid and legally binding obligation of Seller, enforceable in accordance with its terms and conditions.

         (c) Noncontravention. Except to the extent the following would have no adverse effect on the Acquired Assets or their use by Buyer following Closing, neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will with or without the giving of notice or the passage of time, or both (i) result in a violation or breach of, or constitute a default under, any term or provision of Seller's charter or bylaws, or of any indenture, lease, agreement, instrument, commitment or other arrangement to which Seller is a party or by which it is bound; (ii) result in the creation of any lien, pledge, charge, security interest or encumbrance upon the Acquired Assets pursuant to the terms of any such indenture, lease, agreement, instrument or commitment or other arrangement; (iii) violate any judgment, order, permit, injunction, decree or award of any court, administrative agency or governmental body against, or binding upon, Seller or upon its property or business; or (iv) constitute a violation by Seller of any statute, law, rule or regulation of any governmental or regulatory authority. To the best of Seller's knowledge, Seller does not need to give any notice to, make any filings with, or obtain any authorization, consent or approval of any third party or governmental agency in order to transfer or assign the Acquired Assets to Buyer or otherwise consummate the transactions contemplated by this Agreement

         (d) Brokers' Fees. Seller has no liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which Buyer could become liable or obligated.

         (e) Title to Acquired Assets. As of the date hereof, Seller has, and on the Closing will have and will convey to Buyer, good and marketable title to the Acquired Assets, free and clear of any mortgage, pledge, lien, encumbrance, charge or other security interest, other than statutory liens arising from trade payables and taxes not yet due and payable.

         (f) Legal Compliance. Seller, as the distributor of the Pumps and Disposables, is not in violation of or in default under any applicable laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof) and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against it alleging any failure so to comply, the effect of which individually or in the aggregate could reasonably be expected to have a material adverse effect on Buyer's ownership or use of the Acquired Assets. To the best of Seller's knowledge, Seller has complied, in all material respects, with all FDA requirements and notifications with respect to the Pumps and Disposables, including the August 18, 1998 Notice of Medical Device Correction to the FDA.

         (g) Tooling. To the best of Seller's knowledge, Schedule 2(g) is a true and correct list of the Tooling and its location.

         (h) Inventory. Seller has on hand or has ordered and expects timely delivery of such quantities of Disposables (other than those Disposable "sku's" with erratic or small demand) that are reasonably required to timely fill orders on hand which require delivery within ninety (90) days.

         (i) Litigation. Except as set forth in Schedule 2 (i) to this Agreement, there are no claims, actions, suits, hearings, investigations, legal or administrative arbitrations or other proceedings before any court or governmental or regulatory authority pending against Seller or, to Seller's knowledge, threatened against Seller, and relating primarily to the Acquired Assets, that could have a material adverse effect on the Acquired Assets or their contemplated use by Buyer.

         (j)  Customers and  Suppliers.  Seller's  customer  list  referenced in
Section 1 (a) (iv) above, to be delivered to Buyer at Closing, is true and accurate in all material respects. Since June 30, 1999, Seller has not received written notice from any Pump Customer that it will stop or materially decrease the rate of business done with Seller, except for changes in the ordinary course of business. The following documents (covering the periods 1997-1999 and January and February, 2000) previously delivered to Buyer are, except with respect to pricing information for the fourth quarter of 1998, true and accurate in all material respects: "Summary of Delivery Adjustments (1999 only)", "Baxter Exports," "Delivery Total Sales Top 20 Distributors," "National Accounts with Delivery Products," "Delivery Top 20 Customers Direct Business," and "Delivery Net Sales as of October 1999", Seller information regarding Pump tracking information (electronic file Number: NCN_Deliverypricing.mdb), and "Customer Complaints". Seller additionally represents that the "Seller's pricing lists for Disposables (electronic file number: NCN_Deliverypricing.mdb)" accurately reflects, in all material respects, the gross sales price charged the Pump Customer, exclusive, however, of those reductions reflected on the Summary of Delivery Adjustments (1999 only).

         (k) Intellectual Property. To the best of Seller's knowledge (which for purposes of this subparagraph (k) shall be deemed to refer to the actual knowledge of Mr. Rock Foster), the Acquired Assets do not infringe upon or misappropriate any intellectual property rights of third parties. Seller has not received any written complaint, claim, demand or notice alleging that Seller's use of an Acquired Asset infringes a third party's intellectual property right.

         (l) Contracts. To the best of Seller's knowledge, Schedule 2(l) is a complete and correct list of the Pump Bilateral Agreements. Attached hereto as Exhibit D is the form of Pump Bilateral Agreement used by Seller for each Pump Customer (except for University Hospital Consortium), except to the extent such form specifically provides for individualized terms and exhibits. With respect to each Bilateral Pump Agreement: (A) the agreement is legal, valid, binding, enforceable and in full force and effect; and (B) to the best of Seller's knowledge, no party is in breach or default, and no event has occurred which with notice or lapse of time would constitute a breach or defaults, provided however that a Pump Customer's failure to order or purchase any minimum or requisite volume of Products referenced in the Pump Bilateral Agreement shall not, for purposes of this representation and warranty, be deemed a breach or default of the Pump Bilateral Agreement by the Pump Customer. As of Closing, Seller has delivered to Buyer a correct and complete copy of each Bilateral Pump Agreement identified on Schedule 2(l).

         (m) Disclosure.  The representations  and warranties  contained in this
Section 2 do not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements and information contained in this Section 2 not misleading.

         (n) Limitations on Representatives and Warranties. Except as expressly set forth in this Agreement, neither Seller nor any of its affiliates or agents makes any representations or warranties, express or implied, in connection with the transactions contemplated by this Agreement. Without limiting the generality of the foregoing and except as specifically set forth in this Agreement: (i) the Acquired Assets shall be transferred to Buyer pursuant to this Agreement in their present condition, "AS IS" and without any warranty, express or implied;
(ii) no patent or latent physical condition or defect in any of the Acquired Assets, whether or not now known or discovered shall affect the rights of either party; and (iii) no representations, warranties or agreements are made as to the compliance of any of the Acquired Assets with any applicable federal, state, local or foreign laws, rules or regulations, or as to the merchantability, fitness for a particular purpose, physical condition, state of repair or operating capabilities of any of the Acquired Assets.

         3. Representations and Warranties of Buyer. Buyer represents and warrants to Seller that the statements contained in this Section 3 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Section 3).

         (a) Organization of Buyer. Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation.

         (b) Authorization of Transaction. Buyer has full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder. The execution, delivery and performance by Buyer of this Agreement and such other agreements have been duly authorized by all necessary and appropriate corporate action on the part of the Buyer. This Agreement and any agreements to be executed at Closing constitutes the valid and legally binding obligation of Buyer, enforceable in accordance with its terms and conditions

         (c) Noncontravention. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will with or without the giving of notice or the passage of time, or both (i) result in a violation or breach of, or constitute a default under, any term or provision of Buyer's charter or bylaws, or of any indenture, lease, agreement, instrument, commitment or other arrangement to which Buyer is a party or by which it is bound; (ii) violate any judgment, order, permit, injunction, decree or award of any court, administrative agency or governmental body against, or binding upon, Buyer or upon its property or business; or (iii) constitute a violation by Buyer of any statute, law, rule or regulation of any governmental or regulatory authority.

         (d) Brokers' Fees. Buyer has no liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which Seller could become liable or obligated.

         4. Pre-Closing Covenants. The Parties agree as follows with respect to the period between the execution of this Agreement and the Closing.

         (a) General. Each of the Parties will exercise its commercially reasonable best efforts to take all action and to do all things necessary, proper, or advisable in order to consummate and make effective the transactions contemplated by this Agreement.

         (b) Efforts and Assurances. Each party to this Agreement shall use its commercially reasonable best efforts to cause the satisfaction of all conditions to the consummation of this Agreement which are in the control of such party and to cooperate as necessary in the satisfaction of all other conditions to the consummation of this Agreement. Each party to this Agreement shall, from time to time after the execution and consummation of this Agreement, execute and deliver such instruments, documents and assurances and take such further actions as the other party may reasonably request to carry out the purpose and intent of this Agreement. To the extent that the transfer or assignment of any Acquired Asset shall require the consent of any other party in order to permit or effect such transfer, this Agreement shall not constitute a contract to transfer the same unless and until such consent is obtained.

         (c) Operation of Business. The Acquired Assets being sold under this Agreement are part of Seller's clinical delivery business (the "Business"). Seller agrees that in connection with the operation of its Business from the date hereof until the earlier of the Closing or the termination of this Agreement, except as otherwise consented to or approved by Buyer in writing, Seller shall , to use its commercially reasonable best efforts to continue to operate the Business in the ordinary course of business consistent with past custom and practice, except for taking such steps as may be necessary or proper to carry out and consummate the transactions contemplated by this Agreement.(d) Notice of Certain Events. Each party shall promptly notify the other of (A) any fact or circumstance of which a party has actual knowledge which would make any representation or warranty set forth herein untrue or inaccurate, in any material respect, as of the Closing or as of the date of this Agreement; or (B) any claim against the Acquired Assets. Notwithstanding anything to the contrary contained herein, if Buyer has actual knowledge that any representation or warranty is untrue or inaccurate as of the Closing and elects to close this transaction notwithstanding such untruth or inaccuracy, Buyer shall not be entitled to be indemnified by or recover damages from Seller due to such representation and warranty failing to be true or accurate.

         (e) Access and Due Diligence. From the date of execution of this Agreement until the Closing, Seller shall permit Buyer, its counsel and other advisors reasonable access during normal business hours to the books, contracts, records and personnel of Seller (excluding any records relating to federal, state or local income or franchise tax) to the extent that they relate exclusively to the Business or the Acquired Assets, and shall furnish Buyer such other information as Buyer may from time to time reasonably request in connection with the Business or the Acquired Assets. Buyer acknowledges that it remains bound by the terms of the confidentiality agreement dated December 2, 1999, with respect to all information received by it from Seller prior to the Closing.

         5. Post-Closing Covenants. The Parties agree as follows with respect to the period following the Closing.

         (a) General. In case at any time after the Closing any further action is necessary to carry out the purposes and intent of this Agreement, each of the parties will take such further action (including the execution and delivery of such further instruments and documents) as the other party reasonably may request. Specifically, if any Pump Customer asserts that its Pump Bilateral Agreement was not properly assigned to Buyer, (i) Seller shall provide reasonable assistance, at Seller's expense, to convince the Pump Customer to either accept the assignment to Buyer of the Pump Bilateral Agreement or to enter into a new Usage Agreement directly with Buyer, or (ii) if such efforts are unsuccessful, Seller shall, in circumstances where the Pump Customer fails or refuses to purchase the minimum quantity of Disposables required under the Pump Bilateral Agreement, assign to Buyer Seller's right to enforce the provisions of the Pump Bilateral Agreement in order to permit Buyer (at its expense) to bring an action to recover the Pump(s) from such Pump Customer.

                  (b) Transition Services and Post-Closing Obligations. (i) Seller shall, reasonably promptly after the Closing, notify the Pump Customers that its Pump Bilateral Agreement with Seller has been assigned to Buyer and that Seller has sold to Buyer all of the Pumps placed by Seller with said Pump Customer. For a period of twelve (12) months after the Closing, Seller shall exercise its commercially reasonable best efforts to assist Buyer in establishing with each Pump Customer a new contract (each, a "Usage Agreement") covering use of the Pumps held by the Pump Customer and the purchase by the Pump Customer and the sale by Buyer of Disposables, each of which Usage Agreements would, by its express terms, replace and supersede the Pump Bilateral Agreement assigned to and assumed by Buyer at the Closing. Such efforts will include Seller's sales representatives recommending that the Pump Customers purchase Products from Buyer rather than Seller. Buyer shall promptly notify Seller of each Pump Customer with whom it secures a Usage Agreement. With respect to each Pump Customer, Buyer agrees that unless and until a Usage Agreement is entered into between Buyer and a Pump Customer, (1) Buyer shall perform all obligations regarding the placement, sale and/or delivery of Products to a Pump Customer under the Pump Bilateral Agreement arising from and after the Closing and (2) in the event Buyer fails or refuses to perform such obligations with respect to a Pump Customer, Seller, in addition to any other rights and remedies available to Seller, shall have the right (but not the obligation) to place or sell, or arrange for the placement or sale of, Products to such Pump Customer as required by the terms of the Pump Bilateral Agreement.

                  (ii) In consideration of Seller's assisting Buyer in its' efforts to secure from each Pump Customer a Usage Agreement as provided above, and in addition to the amounts paid to Seller under the terms of
         Section 1 (d) above, Buyer shall pay Seller a one-time fee of Ten Dollars ($10) per Pump for which a properly completed Usage Agreement is entered into with Buyer during the 12-month period set forth in
         Section 5(b)(i) above. Thus, for purposes of illustration, if Buyer and a Pump Customer with 100 Pumps sign a Usage Agreement, Seller shall receive $1,000. Buyer shall pay this fee within thirty (30) days at the end of each calendar quarter with respect to Pump Customers who sign Usage Agreements during such quarter.

                  (iii) Seller shall, for a period of ninety (90) days following the Closing (or such shorter period as the parties may mutually agree), on behalf of and as an accommodation to Buyer: take orders for Disposables from the Pump Customers; place all such orders with Buyer; invoice, on behalf of Buyer, the Pump Customers for such orders; exercise its commercially reasonable best efforts to collect the invoiced amount from such Pump Customers and remit the payments so received to Buyer. Buyer agrees that Seller shall not be responsible for any failure on the part of a Pump Customer(s) to pay all or a portion of the full invoiced amount. In consideration for providing such services, Buyer shall pay Seller a fee of one percent (1%) of the total "gross" sales amount of all orders for Disposables so processed by Seller and placed with Buyer. Buyer shall pay Seller said fee within thirty (30) days at the end of each calendar quarter. After such ninety
         (90) day period, Buyer shall undertake all such tasks directly and Seller shall (except as otherwise provided in Section 5 (b) (i) above) direct to Buyer all Pump Customers seeking to order Disposables. Additionally, Seller shall advise any party which is not a Pump Customer but is seeking to purchase or acquire Products that Buyer is a supplier of Products.

                  (iv) Seller shall, at its expense, secure a recall termination letter or other written confirmation from the FDA that the recall which is the subject of the August 18, 1998 Notice Of Medical Device Correction referenced in Section 1 (a) above has been terminated by the FDA and be responsible for such further action (if any) required by the FDA to obtain the termination of the recall which is the subject of said August 18, 1998 Notice.

         (c) Transfer of Possession of the Assets. Except for Pumps in the possession of the Pump Customers and any other Acquired Assets held by a third party, all tangible forms of the Acquired Assets shall be available for physical possession by Buyer immediately upon Closing. Such Acquired Assets shall be packaged by Seller in a form reasonably necessary for safe and insurable shipment by common carrier. Seller shall ship such Acquired Assets to a location designated by Buyer, fully insured, within seven (7) days of the Closing Date. The parties shall share equally the expense of such shipping. Transfer of the Acquired Assets (other than Pumps in the possession of the Pump Customers) held by third parties shall be determined by Buyer and such third parties. Seller shall, on or before the Closing, send a letter (in a form reasonably acceptable to Buyer) to Venusa, Ltd. ("Venusa"), the entity which is in possession of the Tooling, advising Venusa that Seller has sold and transferred the Tooling to Buyer.

         6.       Conditions to Obligation to Close.

         (a) Conditions to Obligation of Buyer. The obligation of Buyer to consummate the transactions contemplated by this Agreement is expressly subject to the satisfaction, on or prior to the Closing, of all the following conditions (compliance with which or the occurrence of which may be waived in whole or in part by the Buyer in writing):

                  (i)      the  representations  and  warranties set forth in
         Section 2 above shall be true and correct in all material respects at and as of the Closing;

                  (ii) Seller shall have performed and complied in all material respects with all of its covenants hereunder which are required to be performed or complied with by it prior to or on the Closing;

                  (iii) no action, suit, or proceeding shall be pending or threatened before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (A) prevent consummation of any of the transactions contemplated by this Agreement, (B) cause any of the transactions contemplated by this Agreement to be rescinded following consummation, or (C) have a material adverse affect on the right of Buyer to own and use the Acquired Assets;

                  (iv) all material actions required to be taken by Seller in connection with consummation of the transactions contemplated hereby and all certificates, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to Buyer;

                  (v) Seller shall have received all material consents and approvals of third parties to the transactions contemplated by this Agreement as may be required to be received by or on the part of Seller.

         (b) Conditions to Obligation of Seller. The obligation of Seller to consummate the transactions contemplated by this Agreement is expressly subject to the satisfaction, on or prior to the Closing, of all the following conditions (compliance with which or the occurrence of which may be waived in whole or in part by the Seller in writing):

                  (i)      the  representations  and  warranties set forth in
         Section 3 above shall be true and correct in all material respects at and as of the Closing;

                  (ii) Buyer shall have performed and complied in all material respects with all of its covenants hereunder which are required to be performed or complied with by it prior to or on the Closing, including without limitation Buyer's obligation to pay Seller amounts due on the Closing under the terms of Section 1 (d) above;

                  (iii) no action, suit, or proceeding shall be pending or threatened before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would (A) prevent consummation of any of the transactions contemplated by this Agreement or (B) cause any of the transactions contemplated by this Agreement to be rescinded following consummation (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

                  (iv) all material actions required to be taken by Buyer in connection with consummation of the transactions contemplated hereby and all certificates, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to Seller;

                  (v) Buyer shall have received all material consents and approvals of third parties to the transactions contemplated by this Agreement as may be required to be received by or on the part of Buyer.

         7.       Remedies for Breaches of This Agreement.

         (a) Survival of Representations and Warranties. All of the representations and warranties of Buyer and Seller contained in this Agreement shall survive the Closing (even if the party to whom such representation and warranty was given had reason to know of any misrepresentation or breach of warranty at the time of Closing) and continue in full force and effect for a period of nine (9) months thereafter.

         (b) Seller's Indemnification. Seller agrees to indemnify Buyer and its affiliates and hold them harmless from and against any and all damages, losses, obligations, liabilities, actions, claims or expenses (including court costs and reasonable attorneys' fees associated therewith) (the "Buyer's Losses") which arise or result from or are incident or related to (i) the inaccuracy of any representation or breach of any warranty of Seller that survives the Closing contained in this Agreement (including any certificate, agreement or other instrument delivered by or on behalf of Seller in connection with the transactions contemplated by this Agreement); (ii) any default by Seller in the observance or performance of any of its covenants or obligations under this Agreement (including any certificate, agreement or other instrument delivered by or on behalf of Seller in connection with the transactions contemplated by this Agreement); (iii) any act or omission of Seller which constitutes a breach or default under this Agreement, or (iv) any liability retained by Seller under this Agreement. Subject to compliance with this Section 7, Seller shall reimburse Buyer on demand for any Buyer's Losses at any time after the execution of this Agreement. Consummation of the transactions contemplated under this Agreement shall not be deemed or construed to be a waiver of any right or remedy of Buyer.

         (c) Buyer's Indemnification. Buyer agrees to indemnify Seller and its affiliates and hold them harmless from and against any and all damages, losses, obligations, liabilities, claims or expenses (including court costs and reasonable attorneys' fees associated therewith) (the "Seller's Losses") which arise or result from or are incident to (i) the inaccuracy of any representation or breach of any warranty of Buyer contained in this Agreement (including any certificate, agreement or other instrument delivered by or on behalf of Buyer in connection with the transactions contemplated by this Agreement); (ii) any default by Buyer in the observance or performance of any of its covenants or obligations under this Agreement (including any certificate, agreement or other instrument delivered by or on behalf of Buyer in connection with the transactions contemplated by this Agreement); (iii) any act or omission of Buyer which constitutes a breach or default under this Agreement; or (iv) any liability retained by Buyer under this Agreement. Subject to compliance with this Section 7, Buyer shall reimburse Seller on demand for any Seller's Losses at any time after the execution of this Agreement. Consummation of the transactions contemplated under this Agreement shall not be deemed or construed to be a waiver of any right or remedy of Seller.

         (d) Tender of Defense. The party indemnified hereunder (the "Indemnitee") shall promptly notify the indemnifying party (the "Indemnitor") of the existence of any claim, demand, or other matter involving liabilities to third parties to which the Indemnitor's indemnification obligations would apply and shall give the Indemnitor 20 calendar days (or such shorter period as required by the contingencies of such claim, demand or other matter involving liabilities to third parties) in which to elect to defend the same at its own expense and with counsel of its own selection (who shall be approved by the Indemnitee, which approval shall not be unreasonably withheld or delayed); provided that the Indemnitee shall at all times also have the right to fully participate in the defense at its own expense. If the Indemnitor assumes the defense of an action, (a) the Indemnitee shall be entitled to meaningfully participate therein, (b) no settlement or compromise thereof may be effected (i) by the Indemnitor without the consent of the Indemnitee (which consent shall not be unreasonably withheld or unreasonably delayed) unless (A) there is no finding or admission of any violation of law or any violation of the rights of any person by any Indemnitee and no adverse effect on any other claims that may be made against any Indemnitee and (B) all relief provided is paid or satisfied in full by the Indemnitor or (ii) by the Indemnitee without the consent of the Indemnitor and (c) the Indemnitee may subsequently assume the defense of such action, at the Indemnitor's expense, if a court of competent jurisdiction determines that the indemnifying party is not vigorously defending such action. If the Indemnitor shall, within such 20 calendar day (or shorter) period, fail to defend, the Indemnitee shall have the right, but not the obligation, to undertake the defense of, and to compromise or settle (exercising reasonable business judgement) the claim or other matter on behalf, for the account, and at the risk and expense of the Indemnitor; provided, however, the Indemnitee shall not compromise or settle the claim or other matter without the written consent of the Indemnitor, such consent not to be unreasonably withheld or delayed. If the claim is one that cannot by its nature be defended solely by the Indemnitor, the Indemnitee shall make available all information and assistance that the Indemnitor may reasonably request; provided that any associated expenses shall be paid by the Indemnitor.

         (e) Indemnity Threshold. No party shall be entitled to indemnification under this Section 7 unless and until the aggregate amount of valid claims against the other party pursuant to the provisions of Section 7(b) or 7(c) exceed Fifty Thousand Dollars ($50,000.00) (the "Indemnity Threshold"). If the Indemnity Threshold is exceeded, the Indemnified Party shall be entitled to the entire amount of such claims from the other party, including the amount up to the Indemnity Threshold as well as the amount exceeding the Indemnity Threshold.

         (f) Exclusive Remedy.  After the Closing,  the rights set forth in this
Section 7 shall be each party's sole and exclusive remedies against the other party for misrepresentations or breaches of covenants contained in this Agreement; provided, however, that nothing herein shall prevent any party from demanding arbitration or bringing an action in accordance with the terms of this Agreement based upon allegations of fraud or intentional breach of an obligation of or with respect to either party in connection with this Agreement.

         8.       Termination.

         (a) Termination of Agreement. Certain of the parties may terminate this Agreement as provided below:

                  (i) Buyer and Seller may terminate this Agreement by mutual written consent at any time prior to the Closing; (ii) Buyer may terminate this Agreement by giving written notice to Seller at any time prior to the Closing (A)

         in the event Seller has breached any material representation, warranty, or covenant contained in this Agreement in any material respect, Buyer has notified Seller in writing of the breach, and the breach has continued without cure for a period of 10 days after the notice of breach or (B) if the Closing shall not have occurred on or before June 30, 2000, by reason of the failure of any condition precedent under
         Section 6(a) hereof (unless the failure results primarily from Buyer itself breaching any representation, warranty, or covenant contained in this Agreement); and

                  (iii) Seller may terminate this Agreement by giving written notice to Buyer at any time prior to the Closing (A) in the event Buyer has breached any material representation, warranty, or covenant contained in this Agreement in any material respect, Seller has notified Buyer in writing of the breach, and the breach has continued without cure for a period of 10 days after the notice of breach or (B) if the Closing shall not have occurred on or before June 30, 2000, by reason of the failure of any condition precedent under Section 6(b) hereof (unless the failure results primarily from Seller itself breaching any representation, warranty, or covenant contained in this Agreement).

         (b) Effect of Termination. If any party terminates this Agreement pursuant to Section 8(a) above, all rights and obligations of the parties hereunder shall terminate without any liability of any party to the other party (except for any liability of any party then in breach).

         9.       Miscellaneous.

         (a) Press Releases and Public Announcements. No party shall issue any press release or make any public announcement relating to the subject matter of this Agreement without the prior written approval of the other party; provided, however, that any party may make any public disclosure it believes in good faith is required by applicable law or any listing or trading agreement concerning its publicly-traded securities (in which case the disclosing party will use its best efforts to advise the other party prior to making the disclosure).

         (b) Risk of Loss. The risk of loss or damage by fire or other casualty to the Acquired Assets (to the extent they exist in tangible form) shall be upon Seller until Closing for those Acquired Assets in the possession of third parties, and until delivery to a common carrier for shipping for those Acquired Assets in the possession of Seller. In the event losses or damages to any of the tangible Acquired Assets occur prior to the Closing which, in total, exceed $10,000 (based on the market value of such Acquired Assets), Buyer shall have the option of: (i) taking such damaged assets and receiving at Closing all insurance proceeds to which Sellers would be entitled as a result of such loss or damage; or (ii) rejecting such damaged assets entirely and the Purchase Price shall be equitably reduced to reflect the non-transference of same. In the event such damages exceed $100,000, Buyer may at its election terminate this Agreement pursuant to 8(a)(ii).

         (c) No Third-Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any Person other than the Parties and their respective successors and permitted assigns.

         (d) Entire Agreement. This Agreement (including the documents referred to herein (but excluding the Confidentiality Agreement, dated December 2, 1999, between the Parties) constitutes the entire agreement between the parties and supersedes any prior understandings, agreements, or representations by or between the parties, written or oral, to the extent they have related in any way to the subject matter hereof, including the Letter of Interest, dated February 17, 2000, between the parties.

         (e) Succession. This Agreement shall be binding upon and inure to the benefit of the parties named herein and their respective successors and permitted assigns.

         (f) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

         (g) Headings. The section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

         (h) Notices. All notices, requests, demands, claims, and other communications hereunder will be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given five (5) days after it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

     If to Seller:                            Copy to:

     Nestle Clinical Nutrition                Nestle USA, Inc.
     Three Parkway North, #500                800 No. Brand Blvd.
     Deerfield, IL 60015                      Glendale, CA 91203
     Attn: General Manager                    Attn:  Legal Department
     Fax:  847 317 3186                       Fax:  818 549-5840

     If to Buyer:                             Copy to:

     ZEVEX, Inc.                              Jones, Waldo, Holbrook & McDonough
     4314 ZEVEX Park Lane                     1500 Wells Fargo Plaza
     Salt Lake City, UT 84123                 170 South Main
     Attention:President                      Salt Lake City, UT 84101-1644
     Fax: 801 264-1051                        Attention: Ronald S. Poelman, Esq.
                                              Fax:  801 328-0537

A party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy or telefax, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other party notice in the manner herein set forth.

         (i) Governing Law. This Agreement shall be governed by and construed in accordance with the domestic laws of the State of New York without giving effect to any choice or conflict of law provision or rule.

         (j) Amendments and Waivers. No amendment of any provision of this Agreement shall be valid unless the same shall be in writing and signed by Buyer and Seller. No waiver by any party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

         (k) Severability. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

         (l) Expenses. Buyer and Seller will bear its own costs and expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby.

         (m) Construction. The parties have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local, or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise. The word "including" shall mean including without limitation. Nothing in any disclosure schedule shall be deemed adequate to disclose an exception to a representation or warranty made herein unless the disclosure schedule identifies the exception with reasonable particularity and describes the relevant facts in reasonable detail. Without limiting the generality of the foregoing, the mere listing (or inclusion of a copy) of a document or other item shall not be deemed adequate to disclose an exception to a representation or warranty made herein (unless the representation or warranty has to do with the existence of the document or other item itself).

         (n) Incorporation of Schedules. The Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

         (o) Specific Performance. Each of the parties acknowledges and agrees that the other party would be damaged irreparably in the event any of the provisions of this Agreement are not performed in accordance with their specific terms or otherwise are breached. Accordingly, each of the parties agrees that the other party shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and to enforce specifically this Agreement and the terms and provisions hereof in any action instituted in any court of the United States or any state thereof having jurisdiction over the parties and the matter.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                           "Buyer"

                           ZEVEX, INC.


                           By: DEAN G. CONSTANTINE
                               -------------------

                           Its:CEO
                               -------

                           "Seller"

                           NESTLE USA, INC.


                           By: ROCK D. FOSTER
                               --------------

                           Its:VP GM NCN
                               ---------

                                    EXHIBIT A

                           EXCLUSIVE LICENSE AGREEMENT

         This is an agreement between Nestle, S.A., a corporation having an address at Avenue Nestle 55, 1800 Vevey, Switzerland (hereinafter "LICENSOR"), and ZEVEX, Inc., a corporation of the State of Delaware, having a business address at 4314 Zevex Park Lane, Salt Lake City, Utah 84123 (hereinafter "LICENSEE").

         Whereas, LICENSOR is the owner by assignment of U.S. Patent No. 5,267,983 entitled ENTERAL ADAPTER AND TIP PROTECTOR (hereinafter "the `983 patent"); and

         Whereas, LICENSEE is desirous of acquiring an exclusive license to the `983 patent;

         For good and valuable consideration, receipt of which is hereby acknowledged, except as is hereinafter provided in this paragraph, the LICENSOR, by these presents, does hereby grant unto the LICENSEE an exclusive license to make, have made, use, sell, and offer to sell, in the United States any apparatus or method which falls within the scope of the claims of the `983 patent. Notwithstanding the exclusive character of the license granted in this Agreement, the LICENSEE, its successors and assigns shall take the aforesaid license subject only to an outstanding non-exclusive, royalty-free license under the `983 patent to Baxter International, Inc. of Deerfield, IL under an agreement executed by the LICENSOR prior to the effective date of this Agreement.

         The LICENSEE, as exclusive licensee, shall have the right to institute and prosecute at its own expense, suits for infringement of the `983 patent, and if required by law, to join the LICENSOR as party plaintiff in any such suit. All expenses in such suits, including all costs and reasonable attorney's fees which may be incurred by the LICENSOR in connection with any such suit , will be borne entirely by the LICENSEE. The LICENSEE shall be empowered in any such suit to enjoin infringement and/or to collect for its use, damages, profits, and awards of whatever nature recoverable for such infringement. The LICENSEE shall, subject to the prior written approval of the LICENSOR, have the right to settle any claim or suit for infringement of the `983 patent by granting the infringing party a sublicense under the `983 patent.

         The LICENSOR further acknowledges and agrees that the LICENSEE shall not have any obligation to make, use, sell, import, offer for sale, or promote any apparatus or method which falls within the scope of the `983 patent. Nothing in this Agreement or in the relationship between the parties shall be construed to impose such an obligation on the LICENSEE.

         The LICENSOR hereby agrees and acknowledges that the exclusive license of rights and property set forth herein is and shall be irrevocable and binding upon the assigns, representatives and successors of the undersigned LICENSOR and extend to the successors, assigns and nominees of the LICENSEE for the life of the `983 patent, including any and all extensions.

         IN WITNESS WHEREOF, each of the parties hereto has caused this License Agreement to be signed by its duly authorized representative.

Zevex, Inc                                  Nestle, S.A.

By_______________________                   By____________________
Its ___________________________             Its_____________________
Date______________________                  Date___________________

                                   Exhibit 21
                              List of Subsidiaries

1.       ZEVEX, Inc., a Delaware corporation
2.       JTech Medical Industries, Inc., a Utah corporation
3.       Aborn Electronics, Inc., a California corporation