Form 10-Q
period 2000-03-31
ZEVEX INTERNATIONAL INC
filed 2000-05-15
CIK 827056

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from .................to.................

                         Commission file number 001-1296

                            ZEVEX INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)

          DELAWARE                                      87-0462807
(State or other jurisdiction                          (I.R.S.Employer
of incorporation or organization)                     Identification No.)

                      4314 ZEVEX Park Lane, Salt Lake City,
                        Utah 84123 (Address of principal
                         executive offices and zip code)

                                 (801) 264-1001
                                 --------------
              (Registrant's telephone number, including area code)

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

Yes  [   ]    No  [   ]    Not Applicable  [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 2000, the Company had outstanding 3,433,925 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

 ------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
 ------------------------------------------------------------------------------

ZEVEX International, Inc. (the "Company") files herewith balance sheets of the Company as of March 31, 2000, and December 31, 1999, and the related statements of operations and cash flows for the respective three month periods ended March 31, 2000 and 1999. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1999.

                            ZEVEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31                    December 31

                                                                             2000                          1999
                                                                             -----                         ----
                                                                          (unaudited)
                                                       ASSETS

Current assets:
              Cash and cash equivalents                                     $ 3,036,164                   $ 3,383,544
              Restricted cash for sinking
                 Fund payment on IDB                                            112,728                        86,549
              Accounts receivable                                             5,987,527                     5,843,229
              Inventories                                                     6,243,178                     5,119,291
              Marketable securities                                           2,839,505                     3,224,817
              Other current assets                                               16,648                        26,859
              Prepaid expenses
                                                                                 29,694                        33,554
                                                                                 ------                        ------
                              Total current assets                           18,265,444                    17,717,843

              Property and equipment, net                                     5,302,080                     5,333,577
              Patents, trademarks and acquisition costs, net                    351,229                       349,354
              Goodwill, net                                                  10,459,923                    10,642,304
              Other assets
                                                                                 16,285                         6,611
                                                                                 ------                         -----
                                                                           $ 34,394,961                  $ 34,049,689
                                                                           ============                  ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
              Accounts payable                                              $ 2,095,341                   $ 1,134,946
              Other accrued expenses                                            538,126                       731,852
              Income taxes payable                                              445,187                       957,309
              Bank lines of credit                                            1,214,134                     1,613,453
              Current portion of long-term debt                              1,204,758                      1,234,483
              Deferred income taxes                                                                           110,276
                                                                        ----------                     --------------
                                                                               128,771

                              Total current liabilities                       5,626,317                     5,782,319

             Deferred income taxes                                                  --                          6,648
             Industrial development bond                                     1,700,000                      1,700,000
             Convertible debt, long-term                                     5,440,275                      5,470,000
             Other long-term liabilities                                        77,724                             --

Stockholders' equity:
              Common stock, $.001 par value: authorized
              10,000,000  shares, issued 3,433,925 and 3,420,726
              respectively at March 31, 2000 and December 31,1999                 3,434                         3,421
              Additional paid in capital                                     16,265,798                    16,212,966
              Unrealized gain on  marketable securities, net                    418,546                       331,484
              Retained earnings

                                                                              4,862,867                     4,542,851
                                                                              ---------                     ---------
                                           Total

              stockholders' equity                                           21,550,645                    21,090,722
                                                                             ----------                    ----------
                                                                           $ 34,394,961                  $ 34,049,689
                                                                           ============                  ============
See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three months ended
                                                      March 31,
                                              2000                 1999
                                        -----------------     ----------------
                                          (unaudited)           (unaudited)
Revenue:
   Product sales                            $  5,415,772      $     4,298,226

   Engineering services                          242,275              363,227
                                        -----------------     ----------------
                                               5,658,047            4,661,453
Cost of sales                                  3,128,614            2,387,107
                                        -----------------     ----------------
Gross profit                                   2,529,433            2,274,346

Operating expenses:
   General and administrative                  1,223,007            1,050,827
   Selling and marketing                         582,027              529,443
   Goodwill amortization                         126,785              147,331
   Research and development                      215,983              129,062
                                        -----------------     ----------------

Total operating expenses                       2,147,802            1,856,663

Operating income                                 381,631              417,683
Other income (expense)
   Interest income                                37,969               54,769
   Interest expense                            (141,713)            (105,030)
   Gain on sale of
    marketable securities                        298,048                 --

   Unrealized gain on
    marketable securities                            --               87,903
                                        -----------------     ----------------
Income before provision for
   income taxes                                  575,935              455,325

Provision for income taxes                     (255,920)            (167,557)
                                        -----------------     ----------------

Net income                                   $   320,015      $      287,768
                                        =================     ================

Basic net income per share                    $      .09      $          .08
                                        =================     ================
Weighted average shares

   outstanding                                 3,422,767            3,412,176
                                        =================     ================
Diluted net income per share
                                              $      .09      $           .08
                                        =================     ================
Diluted weighted average shares
   outstanding                                 3,766,946            3,624,475
                                        =================     ================


See accompanying notes.


                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three months ended
                                                                               March 31,
                                                                        2000                1999
                                                                   ---------------     ---------------
                                                                    (unaudited)         (unaudited)
Cash flows from operating activities

Net income                                                             $  320,015          $  287,768
Adjustments   to  reconcile  net  income  to  net  cash  used  in
operating activities:
      Depreciation and amortization                                       318,656             328,567
      Deferred income taxes                                              (39,946)              81,395
      Realized gain on marketable securities                            (298,048)                  --
      Changes in operating assets and liabilities:
         Increase in restricted cash for sinking fund payment
            on industrial development bond                               (26,179)            (27,092)
         Increase in accounts receivable                                (144,298)           (808,590)
         Decrease in trading securities                                   313,993                  --
         Increase in inventories                                      (1,123,887)           (217,788)
         Decrease (increase) in prepaid expenses                            3,860            (14,567)
         Decrease in other assets                                             537              12,238
         Increase in accounts payable                                     960,395              57,046
         (Decrease) increase in accrued and other liabilities           (116,002)              20,770
         (Decrease) increase in income taxes payable                    (512,122)              49,701
                                                                   ---------------     ---------------
Net cash used in operating activities                                   (343,026)           (230,552)
Cash flows from investing activities

Purchase of property and equipment                                      (157,646)           (191,214)
Additions of patents and trademarks                                       (8,457)               (660)
Redemption of available-for-sale marketable securities                    508,223           1,068,451
                                                                   ---------------     ---------------
Net cash provided by investing activities                                 342,120             876,557
Cash flows from financing activities
Payments on debt related to business acquisitions                              --         (4,204,500)
Proceeds from bank line of credit                                              --             492,839
Repayment of bank line of credit                                        (399,319)           (541,993)
Proceeds from exercise of stock options                                    52,845                  --
                                                                   --------------- --- ---------------
Net cash used in financing activities                                   (346,474)         (4,253,654)
                                                                   ---------------     ---------------
Net decrease in cash and cash equivalents                               (347,380)         (3,607,629)
Cash and cash equivalents at beginning of period                        3,383,544           7,960,511
                                                                   ---------------     ---------------
Cash and cash equivalents at end of period                            $ 3,036,164         $ 4,352,882
                                                                   ===============     ===============

Supplemental disclosure:
Non-cash activities

Unrealized gain on available-for-sale marketable securities            $  138,855                  --





See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

1.  Summary of Significant Accounting Policies

Description of Organization and Business

The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to ZEVEX International, Inc. on August 15, 1988. In November 1997 the Company reincorporated into Delaware. During 1998, the Company's operations consisted of the business of its wholly-owned subsidiary, ZEVEX, Inc. In December 1998, the Company acquired an additional product line and completed the acquisition of two additional subsidiaries, Aborn Electronics, Inc. and JTech Medical Industries, Inc. In April 2000, the Company completed a transaction with Nestle Clinical Nutrition, a division of Nestle USA, to acquire Nestle USA's installed base of approximately 20,000 stationary enteral pumps and will replace Nestle as the supplier of disposable sets, feeding tubes, and accessories. The Company and its subsidiaries design and manufacture advanced medical devices, including surgical systems, device components, and sensors for other companies. The Company's design and manufacturing service customers are primarily medical technology companies, which sell the Company's systems and devices under private labels or incorporate the Company's devices into their products. The Company and its subsidiaries also design, manufacture, and market their own medical devices using proprietary technologies.

Principles of Consolidation

The consolidated balance sheet at March 31, 2000 and December 31, 1999 include the accounts of ZEVEX International, Inc. (Company) and its wholly-owned operating subsidiaries, ZEVEX, Inc., Aborn Electronics, Inc., and JTech Medical Industries, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information along with the instructions to Form 10-Q of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1999 Annual Report on SEC Form 10-K.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not indicative of the results of operations to be expected for a full year.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the second quarter of the fiscal year ending after December 15, 1999. The SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provision of the SAB and accordingly, does not expect SAB 101 to have a material effect on its financial statements.

2.  Bank Line of Credit

The Company renewed its line of credit arrangement with a financial institution with availability of $5 million. The line matures on May 31, 2000. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, 9.0% at March 31, 2000 and 8.5% at December 31, 1999. The Company's balance on its line of credit was $1,214,134 at March 31, 2000 and $1,613,453 at December 31, 1999. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of March 31, 2000, the Company was in compliance with these financial covenants.

3.  Repurchase of Common Stock

On June 14, 1999, the Company repurchased 470,0000 outstanding Common Stock Warrants for $1,175,000. In December 1999, the Company repurchased 10,000 shares of outstanding Common Stock for $45,731 which the Company contributed to the Employees' Stock Ownership Plan.

4.  Related Party Transactions

On December 31, 1998, the Company acquired JTech pursuant to a Stock Purchase Agreement among the Company and the four shareholders of JTech (the "JTech Stock Purchase"). Leonard C. Smith, one of the selling JTech shareholders, received $1,257,900 in cash and a convertible debenture in connection with the JTech Stock Purchase. The convertible debenture, in the principal amount of $1,290,000, is due January 6, 2002 and is convertible at Mr. Smith's option during the period from January 6, 2000 to January 6, 2002 at $11 per share. On April 3, 2000 Mr. Smith received $73,594 in cash and a convertible debenture in connection with the earn-out portion of the JTech Stock Purchase. The convertible debenture, in the principal amount of $73,594, is due March 31, 2002 and is convertible at Mr. Smith's option during the period from March 31, 2000 to March 31, 2002 at $11 per share

JTech also entered into an Employment Agreement with Leonard C. Smith, dated December 31, 1998, which provides that Mr. Smith serve as President of JTech for three years at a salary of $100,000 per year. Pursuant to the employment agreement, Mr. Smith also received an option to purchase 40,000 shares of the Company's common stock, vesting over four years, at $4.875 per share, the closing price of such stock on Nasdaq on the date of the JTech Stock Purchase. Mr. Smith was appointed to fill a vacancy on the Company's Board of Directors, effective April 26, 1999. Mr. Smith's term on the Board will expire at the 2001 annual meeting of shareholders.

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

5.       Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the three months ending March 31, 2000 and 1999, the Company's comprehensive income is $87,062 and $77,346 (net of tax effect) higher than net income reported on the Company's financial statements.

6. Inventories

Inventories consist of the following:

                                                        March 31, 2000     December 31, 1999
                                                      ------------------------------------------

Materials                                                $    3,198,398     $    2,228,174
Work in Progress                                              2,343,846          1,867,894
Finished goods, including completed subassemblies
                                                                700,934          1,023,223
                                                      ------------------------------------------
                                                         $    6,243,178     $    5,119,291
                                                      ==========================================

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

-------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Results of Operations

The Company's revenues for the first quarter of 2000 increased to $5,658,047 from $4,661,453 for the first quarter of 1999, an increase of approximately 21% for the three months ended March 31, 2000. Sales of the Company's proprietary enteral feeding products line accounted for approximately 26% of the total revenues for the first quarter of 2000, compared to 34% for the first quarter of 1999. The decline was in large part due to the termination of enteral pump sales to Nestle Clinical Nutrition in anticipation of the Company's purchase of Nestle's enteral nutrition delivery device business, which was completed on April 6, 2000. Prior quarterly sales to Nestle have accounted for as much as $1 million of the Company's enteral product line revenues in prior quarters. Sales of the Company's proprietary JTech product line, accounted for approximately 16% of the total revenues for the first quarter of 2000. Fifty-eight percent of the Company's revenues in the first quarter 2000 were from products manufactured for and sold to OEM customers, who market the final product. During the first three months of 2000, 30% of total revenues resulted from sales to two OEM customers, one of which was a major customer in 1999, compared to 14% of total revenues for the first three months of 1999, from sales to one customer. The Company's manufacturing revenue growth depends upon growth in demand for systems, devices, and instruments manufactured by ZEVEX, and ZEVEX's ability to acquire additional manufacturing service contracts from medical technology companies. ZEVEX's contract manufacturing customers have complete control over the marketing and sales of products that ZEVEX manufactures for them. ZEVEX has no ability to increase demand for instruments that it manufactures for its contract-manufacturing customers. No assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

Now that the Company has acquired Nestle enteral delivery device business, the Company will no longer sell stationary feeding pumps to Nestle. Instead, the Company anticipates that is will generate more revenue that that expected from pump sales to Nestle from the sale of disposable device sales to users of the approximately 20,000 feeding pumps acquired from Nestle. The pumps acquired from Nestle are being used by persons and businesses that have an obligation to buy disposable products from the Company while they are using the pumps. Additionally, the Company plans to place more stationary feeding pumps with new users (at little or no cost to the user) under similar arrangements where the pump users commit to buy disposable products from the Company while using the pumps.

The Company's gross profit as a percentage of revenues was approximately 45% for the three months ended March 31, 2000 as compared to 49% for 1999. Management attributes the decrease in gross profit percentage year over year to several matters, including startup costs related to bringing in house the manufacturing of the Enteral EZ enteral feeding pump, which included labor, tooling and setup costs for non-recurring engineering (NRE), and a shift in the revenue mix of its products to lower margin complete system instrumentation shipped during the first quarter 2000.

Selling, general and administrative expenses for the three months ended March 31, 2000 increased $224,764, from $1,580,270 in 1999 to $1,805,034 in 2000.
Increased expenses resulted from the Company's continuing growth, which includes the acquisitions of JTech and Aborn. An expanded sales and marketing effort increased staffing, travel, advertising and administrative expenses related to the Company's proprietary clinical nutrition delivery product line and JTech product lines. The Company also had an increase in expenses related to employees, such as insurance, taxes, and pension benefits. The Company also incurred expenses related to the acquisition of the Nestle enteral feeding delivery business which closed April 6, 2000. Expenses included increasing the number of customer service personnel needed by the Company to handle the increased volume of orders from the Nestle transaction. The Company believes that general and administrative expenses in 2000 as related to sales will continue at approximately the same percentage as in the previous two years.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. For the three months ended March 31, 2000, research and development expenses were $215,983 compared to $129,062 in 1999. Expenses incurred during the first quarter were for the continued development of new applications of the Company's ultrasound technology, clinical nutrition and JTech proprietary products. Management believes investing in research and development will serve the Company's future well, and intends to continue this investment for the foreseeable future. Management currently anticipates that research and development expenses will continue at approximately the same percentage of revenues as in the previous two years.

For the three months ended March 31, 2000 the Company had net income of $320,015, 5.7% of revenues compared to net income of $287,768, 6.2% of revenues for the three months ended March 31, 1999. The increase in net income during the first quarter of 2000, as compared to the first quarter of 1999, is principally due to the gain on the sale of securities that were received as payment from customers on previous system design contracts.

As of March 31, 2000,the Company's backlog of customer orders was $5,666,000, as compared to $5,247,000 on March 31, 1999. Management estimates that approximately 90% of the backlog will be shipped before December 31, 2000. The Company's backlog is for contract manufacturing only and can be drastically affected by the timing of annual or semi-annual purchase orders placed by its customers.

Liquidity and Capital Resources

During the three months ended March 31, 2000, the Company produced net income of $320,015, compared to net income of $287,768, for the three months ended March 31, 1999. Cash decreased by $ 347,380 for the three months ending March 31, 2000, as the Company made necessary tax payments, continued to fund an increase in accounts receivable and inventories, as well as purchases of plant and equipment.

The Company's investment in property, patents from new research, production, test equipment and tooling was $166,103 for the three months ended March 31, 2000, compared to $191,874 for the first quarter of 1999. Total expenditures for equipment of $157,646 in the first quarter of 2000 were primarily due to upgrading and providing the Company with new research, design, and engineering equipment. The Company expects to spend approximately $300,000 for the remainder of 2000 for additional manufacturing equipment and software, as well as for normal replacement of old equipment. The Company also anticipates approximately $450,000 of additional research and development expenses during 2000. [Is this consistent with prior statements about R&D expenses?]

On March 29, 2000, the Company entered into an agreement to acquire certain assets from Nestle USA, Inc. relating to Nestle's enteral nutrition delivery devices. The purchase was completed on April 6, 2000 for a purchase price that will range from $1.5 million to approximately $2.7 million, depending upon sales generated by the acquired assets during the 12 months following the closing of the purchase, plus the actual cost of inventory acquired by the Company which is estimated to be approximately $700,000. Upon closing, cash of $500,000 was paid, with an additional $1 million due six months from closing. The remainder of the purchase price will be settled upon resolution of contingencies within the purchase agreement. The Company also anticipates spending approximately $500,000 for the manufacturing of stationary enteral feeding pumps during the remainder of 2000. These pumps will be leased, rented or placed as part of arrangements in which pump users will agree to periodically purchase related disposable products from the Company for use with the pumps.

The Company's working capital at March 31, 2000 was $12,639,127, compared to $12,212,685 at March 31, 1999. The portion of working capital represented by cash at such dates was $3,036,164 and $4,352,882 respectively. The Company uses substantial portions of its cash from time to time to fund its operations, including increases in inventories, accounts receivable and work in process in connection with various customer orders. The Company feels its working capital is sufficient for operations for the next twelve months.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

When used in this report, the words "estimate," "believe," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contemplated herein, or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to the Company's growth and operating strategies;
(iii) loss or retirement of key members of management; (iv) increase in interest rates of the Company's cost of borrowing, or a default under any material debt agreement; (v) prolonged labor disruption; (vi) deterioration in general of regional economic conditions; (vii) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (viii) loss of customers;(ix) adverse determinations in connection with pending or future litigation or other material claims and judgments against the Company; (x) inability to achieve future sales; and (xi) the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company. Please refer to the Company's SEC Form 10-K for its fiscal year ended December 31, 1999 for additional cautionary statements.

-------------------------------------------------------------------------------

                 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

-------------------------------------------------------------------------------

No significant changes in market risk have occurred since December 31, 1999. Please refer to the Company's SEC Form 10-K for its fiscal year ended December 31, 1999 for additional discussions on market risks.

                                     PART II

Item 1.  Legal Proceedings - None.
Item 2.  Changes in Securities and Use of Proceeds.

         During the period ending March 31, 2000, there were 13,199 shares of Common Stock issued pursuant to exercise of stock options by employees of the Company. The exercise price on such shares ranges from $2.50 to $5.00 per share. The shares issued upon exercise of the options were issued pursuant to the exemption form registration under SEC Rule 505.

Item 3.  Defaults upon Senior Securities - None.
Item 4.  Submission of Matters to a Vote of Security Holders - None.
Item 5.  Other Information - None.
Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                       Location if other
          No.     Title of Document                   than attached hereto
         ------   -----------------                   --------------------

         3.01*    Certificate of Incorporation      Amendment No. 1 to Form S-1,
                                                       filed October 24, 1997

         3.02*    Bylaws                               1997 Form 10-K

         27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

* Denotes exhibits specifically incorporated in this Form 10-Q by reference to other filings of the Company pursuant to the provisions of Securities and Exchange Commission rule 12b-32 and Regulation S-B, Item 10(f)(2). These documents are located under File No. 001-10287 at, among other locations, the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, D.C. 20549.

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

ZEVEX INTERNATIONAL, INC.

Dated:  May 12, 2000
                           By /s/ Dean G. Constantine

                             Dean G. Constantine, President
                             (Chief Executive Officer)

                           By /s/ Phillip L. McStotts

                             Phillip L. McStotts, Secretary
                             (Principal Financial Officer)