Form 10-Q
period 2000-06-30
ZEVEX INTERNATIONAL INC
filed 2000-08-14
CIK 827056

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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
(State or other jurisdiction Of                       (I.R.S. Employer
Identification No.) organization)                     incorporation or



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

Yes  [   ]    No  [   ]    Not Applicable  [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 7, 2000, the Company had outstanding 3,439,314 shares of common stock, par value $0.001 per share.

                                                     See accompanying notes.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. (the "Company") files herewith balance sheets of the Company as of June 30, 2000 and December 31, 1999, and the related statements of operations and cash flows for the respective three month and six month periods ended June 30, 2000 and 1999. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1999.

                                                    ZEVEX INTERNATIONAL, INC.
                                                   CONSOLIDATED BALANCE SHEETS


                                                                            June 30                     December 31

                                                                             2000                          1999
                                                                             -----                         ----
                                                                          (unaudited)
                                                       ASSETS

Current assets:
              Cash and cash equivalents                                      $  963,821                   $ 3,383,544
              Restricted cash for sinking
                 fund payment on IDB                                             38,538                        86,549
              Accounts receivable                                             7,173,295                     5,843,229
              Inventories                                                     7,762,721                     5,119,291
              Marketable securities                                           2,361,087                     3,224,817
              Other current assets                                               22,523                        26,859
              Prepaid expenses
                                                                                 35,825                        33,554
                                                                                 ------                        ------
                              Total current assets                           18,357,810                    17,717,843

              Property and equipment, net                                     7,289,800                     5,333,577
              Patents, trademarks and acquisition costs, net                    350,319                       349,354
              Goodwill, net                                                  11,383,427                    10,642,304
              Other assets
                                                                                 73,686                         6,611
                                                                                 ------                         -----
                                                                           $ 37,455,042                  $ 34,049,689
                                                                           ============                  ============

                                         LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
              Accounts payable                                              $ 3,761,231                   $ 1,134,946
              Other accrued expenses                                            560,531                       731,852
              Income taxes payable                                              183,656                       957,309
              Bank lines of credit                                            1,703,110                     1,613,453
              Current portion of long-term debt                               2,100,304                     1,234,483
              Deferred income taxes                                                                           110,276
                                                                        ----------                     --------------
                                                                                 43,104

                              Total current liabilities                       8,351,936                     5,782,319

             Deferred income taxes                                                  --                          6,648
             Industrial development bond                                     1,600,000                      1,700,000
             Convertible debt, long-term                                     5,440,275                      5,470,000
             Other long-term liabilities                                        77,724                             --

Stockholders' equity:
              Common stock, $.001 par value;
                 10,000,000 shares authorized; 3,439,314
              and                       3,420,726issued and outstanding
              shares at June 30, 2000
                 and December 31,1999, respectively                               3,439                         3,421
              Additional paid in capital                                     16,287,938                    16,212,966
              Unrealized gain on  marketable securities, net                    278,348                       331,484
              Retained earnings

                                                                              5,415,382                     4,542,851
                                                                              ---------                     ---------
                                           Total

              stockholders' equity                                           21,985,107                    21,090,722
                                                                             ----------                    ----------
                                                                           $ 37,455,042                  $ 34,049,689
                                                                           ============                  ============


                                                    ZEVEX INTERNATIONAL, INC.
                                                     STATEMENTS OF OPERATIONS




                                                  Three months ended                                    Six months ended
                                                       June 30,                                             June 30,




                                             2000                   1999                     2000                       1999
                                      -------------------     -----------------       -------------------       --------------------




                                        (unaudited)            (unaudited)              (unaudited)                (unaudited)


Revenue:
   Product sales                          $  8,931,666           $  5,079,335             $  14,347,438               $  9,377,562
   Engineering services                        105,933                402,069                   348,208                    765,295
                                      -----------------     ------------------       -------------------       --------------------
Total revenue                                9,037,599              5,481,404                14,695,646                 10,142,857
Cost of sales                                5,821,822              2,991,430                 8,950,436                  5,378,537
                                      -----------------     ------------------       -------------------       --------------------
Gross profit                                 3,215,777              2,489,974                 5,745,210                  4,764,320

Operating expenses:
  General and administrative                 1,228,617              1,028,428                 2,451,624                  2,073,380
  Selling and marketing                        652,136                579,292                 1,234,163                  1,107,735
  Goodwill amortization                        143,481                154,206                   270,266                    308,412
  Research and development                     144,230                169,683                   360,213                    298,745
                                      -----------------     ------------------       -------------------       --------------------

Total operating expenses                     2,168,464              1,931,609                 4,316,266                  3,788,272

Operating income                             1,047,313                558,365                 1,428,944                    976,048
Other income (expense):
   Interest and other income                    44,870                 33,821                    82,839                     88,590
   Interest expense                          (156,143)              (115,104)                 (297,856)                  (220,134)
   Gain on sale of
    marketable securities                           --                     --                   298,048
   Unrealized gain on
     marketable securities                          --                     --                        --                     87,903
                                      -----------------     ------------------       -------------------       --------------------
Income before provision for
   income taxes                                936,040                477,082                 1,511,975                    932,407

Provision for income taxes                   (383,524)              (171,087)                 (639,444)                  (338,644)
                                      -----------------     ------------------       -------------------       --------------------

Net income                                 $   552,516            $   305,995               $   872,531                $   593,763
                                      =================     ==================       ===================       ====================

Basic net income per share                  $      .16             $      .09                $      .25                 $      .17
                                      =================     ==================       ===================       ====================
Weighted average shares

   outstanding                               3,436,995              3,413,371                 3,429,881                  3,412,777
                                      =================     ==================       ===================       ====================

Diluted net income per share                       .15                    .09                       .23                        .17
                                      =================     ==================       ===================       ====================
Diluted weighted average shares
   outstanding                               3,698,171              3,430,125                 3,728,419                  3,439,283
                                      =================     ==================       ===================       ====================





See accompanying notes.




                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six months ended
                                                                               June 30,
                                                                        2000                1999
                                                                   ---------------     ---------------
                                                                    (unaudited)         (unaudited)
Cash flows from operating activities

Net income                                                             $  872,531          $  593,763
Adjustments  to  reconcile  net  income  to net  cash  (used  in)
provided by operating activities:
      Depreciation and amortization                                       761,779             665,078
      Deferred income taxes                                              (42,210)              68,503
      Unrealized loss on marketable securities                                 --              93,609
      Realized gain on marketable securities                            (298,048)                  --
      Changes in operating assets and liabilities:
         Decrease in restricted cash for sinking fund payment
            on industrial development bond                                 48,011             146,757
         Increase in accounts receivable                              (1,330,066)         (1,066,776)
         Decrease in trading securities                                   313,993             641,515
         Increase in inventories                                      (2,643,430)           (168,027)
         (Increase) decrease in prepaid expenses                          (2,271)               6,211
         (Increase) decrease in other assets                             (62,739)              35,289
         Increase in accounts payable                                   2,626,285             100,845
         Decrease in accrued and other liabilities                       (93,597)             (9,924)
         (Decrease) increase in income taxes payable                    (773,653)             201,247
                                                                   ---------------     ---------------
Net cash (used in) provided by operating activities                     (623,415)           1,308,090
Cash flows from investing activities
Purchase of property and equipment                                      (859,693)           (406,138)
Additions of patents and trademarks                                      (14,305)             (2,270)
Purchase of product line                                              (2,586,092)                  --
Redemption of available-for-sale marketable securities                    763,039                  --
                                                                   ---------------     ---------------
Net cash used in investing activities                                 (2,697,051)           (408,408)
Cash flows from financing activities
Payments on debt related to business acquisitions                     (1,163,904)         (4,680,239)
Issuance of debt related to product line acquisition                    2,000,000                  --
Repurchase of common stock warrants                                            --         (1,175,000)
Repayment  on industrial development bond                               (100,000)           (100,000)
Proceeds from/(repayment) on bank line of credit                           89,657           (392,993)
Proceeds from exercise of stock options                                    74,990               5,175
                                                                   --------------- --- ---------------
Net cash provided by (used in) financing activities                       900,743         (6,343,057)
                                                                   ---------------     ---------------
Net decrease in cash and cash equivalents                             (2,419,723)         (5,443,375)
Cash and cash equivalents at beginning of period                        3,383,544           7,960,511
                                                                   ---------------     ---------------
Cash and cash equivalents at end of period                              $ 963,821         $ 2,517,136
                                                                   ===============     ===============

Supplemental disclosure:
Non-cash activities

Unrealized loss on available-for-sale marketable securities             $  84,746                  --



See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

1.  Summary of Significant Accounting Policies

Description of Organization and Business

The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to ZEVEX International, Inc. on August 15, 1988. In November 1997, the Company reincorporated into Delaware. During 1998, the Company's operations consisted of the business of its wholly-owned subsidiary, ZEVEX, Inc. In December 1998, the Company acquired an additional product line and completed the acquisition of two additional subsidiaries, Aborn Electronics, Inc. and JTech Medical Industries, Inc. In April 2000, the Company completed a transaction with Nestle Clinical Nutrition, a division of Nestle USA, to acquire Nestle USA's installed base of approximately 20,000 stationary enteral pumps and will replace Nestle as the supplier of disposable sets, feeding tubes, and
accessories  to  such  base.  The  Company  and  its  subsidiaries   design  and
manufacture advanced medical devices, including surgical systems, device components, and sensors for other companies. The Company's design and manufacturing service customers are primarily medical technology companies, which sell the Company's systems and devices under private labels or incorporate the Company's devices into their products. The Company and its subsidiaries also design, manufacture, and market their own medical devices using proprietary technologies.

Principles of Consolidation

The consolidated balance sheets at June 30, 2000 and December 31, 1999 include the accounts of ZEVEX International, Inc. (Company) and its wholly-owned operating subsidiaries, ZEVEX, Inc., Aborn Electronics, Inc., and JTech Medical Industries, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the fourth quarter of the fiscal year beginning after December 15, 1999. The SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provision of the SAB and, accordingly, does not expect SAB 101 to have a material effect on its financial statements.

2.  Bank Line of Credit

The Company renewed its line of credit arrangement with a financial institution with availability of $5 million. The line matures on May 29, 2001. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, 9.5% at June 30, 2000 and 8.5% at December 31, 1999. The Company's balance on its line of credit was $1,703,110 at June 30, 2000 and $1,613,453 at December 31, 1999. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of June 30, 2000, the Company was in compliance with these financial covenants.

3.  Repurchase of Common Stock

On June 14, 1999, the Company repurchased 470,0000 outstanding Common Stock Warrants for $1,175,000. In December 1999, the Company repurchased 10,000 shares of outstanding Common Stock for $45,731 which the Company contributed to the Employees' Stock Ownership Plan.

4.  Related Party Transactions

On December 31, 1998, the Company acquired JTech pursuant to a Stock Purchase Agreement among the Company and the four shareholders of JTech (the "JTech Stock Purchase"). Leonard C. Smith, one of the selling JTech shareholders, received $1,257,900 in cash and a convertible debenture in connection with the JTech Stock Purchase. The convertible debenture, in the principal amount of $1,290,000, is due January 6, 2002 and is convertible at Mr. Smith's option during the period from January 6, 2000 to January 6, 2002 at $11 per share. On April 3, 2000 Mr. Smith received $73,594 in cash and a convertible debenture in the principal amount of $73,594, in connection with the earn-out portion of the JTech Stock Purchase. The convertible debenture, is due March 31, 2002 and is convertible at Mr. Smith's option during the period from March 31, 2000 to March 31, 2002 at $11 per share.

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

5.       Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the three months and six months ending June 30, 2000, the Company's comprehensive income was $140,198 and $53,136 (net of tax effect) lower than net income reported on the Company's financial statements. For the three months and six months ending June 30, 1999, the Company's comprehensive income was $16,198 and $93,609 (net of tax effect) higher than net income reported on the Company's financial statements.

6. Inventories


Inventories consist of the following:
                                                        June 30, 2000      December 31, 1999
                                                      ------------------------------------------

Materials                                                $    3,250,114     $    2,228,174
Work in Progress                                              2,794,846          1,867,894
Finished goods, including completed subassemblies             1,717,761          1,023,223
                                                      ------------------------------------------
                                                         $    7,762,721     $    5,119,291
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

-------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Results of Operations

The Company's revenues for the second quarter ended June 30, 2000 increased to $9,037,599 from $5,481,404 for the second quarter of 1999, an increase of approximately 65%. For the first six months of 2000, revenues increased 45% to $14,695,646 from $10,142,857 for the six months ended June 30, 1999. Sales of the Company's proprietary enteral feeding products line accounted for approximately 45% of the total revenues for the second quarter of 2000, compared to 32% for the second quarter of 1999, and 38% for the first six months of 2000, compared to 33% for the six months ended June 30, 1999. The increase in both revenue dollars and percentage of revenues was largely due to the acquisition of the enteral nutrition delivery device product line of Nestle Clinical Nutrition, which was completed on April 6, 2000. Sales of the Company's proprietary JTech product line, accounted for approximately 10% of the total revenues for the second quarter of 2000 compared to 13% for the second quarter of 1999. Forty-five percent of the Company's revenues in the second quarter 2000, and 50% for the first six months of 2000 compared to 51% for the second quarter of 1999, were from products manufactured for and sold to OEM customers, who market the final product. During the first six months of 2000, 28% of total revenues resulted from sales to two OEM customers, one of which was a major customer in 1999, compared to 14% of total revenues for the first six months of 1999, from sales to one customer. The Company's manufacturing revenue growth depends upon growth in demand for systems, devices, and instruments manufactured by ZEVEX, and ZEVEX's ability to acquire additional manufacturing service contracts from medical technology companies. ZEVEX's contract manufacturing customers have complete control over the marketing and sales of products that ZEVEX manufactures for them. ZEVEX has no ability to increase demand for instruments that it manufactures for its contract-manufacturing customers. No assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

With the completion of the acquisition of the Nestle enteral delivery device product line, the Company will no longer sell stationary feeding pumps to Nestle. Instead, the Company will generate more revenue then that expected from pump sales to Nestle from the sale of disposable devices to users of the approximately 20,000 feeding pumps acquired from Nestle. The pumps acquired from Nestle are being used by persons and businesses that have an obligation to buy disposable products from the Company while they are using the pumps. Additionally, the Company plans to place more stationary feeding pumps with new users (at little or no cost to the user) under similar arrangements where the pump users commit to buy disposable products from the Company while using the pumps.

The Company's gross profit as a percentage of revenues was approximately 36% for the three months ended June 30, 2000 as compared to 45% for 1999. Gross profit for the six months ended June 30, 2000 was approximately 39% compared to 47% for the same period in 1999. Management attributes the decrease in gross profit percentage year over year to several matters, including startup costs related to bringing in-house the manufacturing of the Enteral EZ enteral feeding pump, the servicing of the Nestle N2200 pumps acquired as mentioned above, which included labor, tooling and setup costs for non-recurring engineering (NRE), the lower margin product line acquired from Nestle, and a shift in the revenue mix of its products to lower margin complete system instrumentation shipped during the second quarter and the first six months of 2000.

Selling, general and administrative expenses for the three months ended June 30, 2000 increased $273,033, from $1,607,720 in 1999 to $1,880,753 in 2000. For the six months ended June 30, 2000 selling, general and administrative expenses increased $504,672 from $3,181,115 in 1999 to $3,685,787 in 2000. Increased expenses resulted from the Company's continuing growth, an expanded sales effort, customer relations and marketing effort, and increased staffing, travel, advertising and administrative expenses related to the Company's proprietary clinical nutrition delivery product line and JTech product lines. The Company also incurred expenses related to the acquisition of the Nestle enteral feeding delivery product line which closed April 6, 2000. Expenses included increasing the number of customer service and administrative personnel needed by the Company to handle the increased volume of orders from the Nestle transaction. The Company also had an increase in expenses related to employees, such as insurance, taxes, and pension benefits. The Company believes that general and administrative expenses in 2000 as related to sales will continue at approximately the same percentage as in the previous two years.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. For the three months ended June 30, 2000, research and development expenses were $144,230 compared to $169,683 in 1999. For the six months ended June 30, 2000, research and development expenses were $360,213 compared to $298,745 in 1999. Expenses incurred during the second quarter and for the six months ended June 30, 2000 were for the continued development of new applications of the Company's ultrasound technology, clinical nutrition and JTech proprietary products. Management believes investing in research and development will serve the Company's future well, and intends to continue this investment for the foreseeable future. Management currently anticipates that research and development expenses will continue during 2000 at approximately the same percentage of revenues as in the previous two years.

For the three months ended June 30, 2000 the Company had net income of $552,516, 6.1% of revenues, compared to net income of $305,995, or 5.6% of revenues, for the three months ended June 30, 1999. Net income for the six months ended June 30, 2000, increased to $872,531, or 5.9% of revenues, from $593,763, or 5.9% of revenues for the six months ended June 30, 1999. The increase in net income during the second quarter of 2000, as compared to the second quarter of 1999, is principally due to increased revenues. The increase in net income during the first six months of 2000, as compared to the first six months of 1999, is due to increased revenues and partially due to the gain on the sale of securities that were received as payment from customers on previous system design contracts.

As of June 30, 2000, the Company's backlog of customer orders was $6,361,000, as compared to $5,645,000 on June 30, 1999. Management estimates that approximately 80% of the backlog will be shipped before December 31, 2000. The Company's backlog is for contract manufacturing only and can be drastically affected by the timing of annual or semi-annual purchase orders placed by its customers.

Liquidity and Capital Resources

During the three months and six months ended June 30, 2000, the Company produced net income of $552,516 and $872,531, respectively, compared to net income of $305,995 and $593,763 for the three months and six months ended June 30, 1999. Cash decreased by $2,419,723 for the six months ending June 30, 2000, as the Company made payments on short-term notes related to JTech and Aborn acquisition earn-outs, made necessary tax payments, continued to fund an increase in accounts receivable and inventories, as well as purchases of plant and equipment.

The Company's investment in property, patents from new research, production, test equipment and tooling, and the assets acquired from Nestle USA as described previously was $3,460,090 for the six months ended June 30, 2000, compared to $406,138 for the six months ended June 30, 1999. Total expenditures for equipment of $859,693 in the first six months of 2000 were primarily due to approximately $250,000 for a new accounting and MRP system including hardware and software, $230,000 for upgrading and providing the Company with new research, design, and engineering equipment and $390,000 for new stationary enteral feeding pumps. Total expenditures for Nestle the acquisition were $2,586,092, which included stationary enteral feeding pumps, tooling, patent license, customer lists and pump bilateral agreements. The Company expects to spend approximately $300,000 for the remainder of 2000 for additional manufacturing equipment and software, as well as for normal replacement of old equipment. The Company also anticipates approximately $300,000 of additional research and development expenses during 2000.

On March 29, 2000, the Company entered into an agreement to acquire certain assets from Nestle USA, Inc. relating to Nestle's enteral nutrition delivery devices. The purchase was completed on April 6, 2000 for a purchase price that will range from $1.5 million to approximately $2.7 million, depending upon sales generated by the acquired assets during the 12 months following the closing of the purchase, plus the actual cost of inventory acquired by the Company which iwas approximately $1,200,000. Upon closing, cash of $500,000 was paid, with an additional $1 million due six months from closing. The remainder of the purchase price will be settled upon resolution of contingencies within the purchase agreement. The Company also anticipates spending approximately $500,000 for the manufacturing of stationary enteral feeding pumps during the remainder of 2000. These pumps will be leased, rented or placed as part of arrangements in which pump users will agree to periodically purchase related disposable products from the Company for use with the pumps.

The Company's working capital at June 30, 2000 was $10,005,873 compared to $11,935,524 at December 31, 1999. The portion of working capital represented by cash at such dates was $963,821 and $3,383,544, respectively. The Company uses substantial portions of its cash from time to time to fund its operations, including increases in inventories, accounts receivable and work in process in connection with various customer orders. The Company feels its working capital is sufficient for operations for the next twelve months.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

When used in this report, the words "estimate," "believe," "project" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contemplated herein, or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to the Company's growth and operating strategies;
(iii) loss or retirement of key members of management; (iv) increase in interest rates of the Company's cost of borrowing, or a default under any material debt agreement; (v) prolonged labor disruption; (vi) deterioration, in general, of regional economic conditions; (vii) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (viii) loss of customers; (ix) adverse determinations in connection with pending or future litigation or other material claims and judgments against the Company; (x) inability to achieve future sales; and (xi) the unavailability of funds for capital expenditures. Many of such factors are beyond the control of the Company. Please refer to the Company's SEC Form 10-K for its fiscal year ended December 31, 1999 for additional cautionary statements.

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

                                     PART II

Item 1.  Legal Proceedings - None.
Item 2.  Changes in Securities and Use of Proceeds.

         During the period ending June 30, 2000, there were 18,588 shares of Common Stock issued pursuant to exercise of stock options by employees of the Company. The exercise price on such shares ranged from $2.50 to $5.00 per share. The shares issued upon exercise of the options were issued pursuant to the exemption from registration under SEC Rule 505.

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

         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                   Location if other
          No.     Title of Document               than attached hereto
         ------   -----------------               --------------------

         3.01*    Certificate of Incorporation    Amendment No. 1 to Form S-1,
                                                     filed October 24, 1997

         3.02*    Bylaws                             1997 Form 10-K

27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

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

ZEVEX INTERNATIONAL, INC.

Dated:  August 11, 2000
                           By /s/ Dean G. Constantine

                              Dean G. Constantine, President
                             (Chief Executive Officer)

                           By /s/ Phillip L. McStotts

                              Phillip L. McStotts, Secretary
                              (Principal Financial Officer)