Form 10-Q
period 2000-09-30
ZEVEX INTERNATIONAL INC
filed 2000-11-14
CIK 827056

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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
(State or other jurisdiction of                 (I.R.S.  Employer  incorporation
or organization)       `                        Identification No.)


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

Yes  [   ]    No  [   ]    Not Applicable  [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 1, 2000, the Company had outstanding 3,439,364 shares of common stock, par value $0.001 per share.

See accompanying notes.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

-------------------------------------------------------------------------------

ZEVEX International, Inc. (the "Company") files herewith balance sheets of the Company as of September 30, 2000 and December 31, 1999, and the related statements of operations and cash flows for the respective three month and nine month periods ended September 30, 2000 and 1999. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 1999.

                                                    ZEVEX INTERNATIONAL, INC.
                                                   CONSOLIDATED BALANCE SHEETS


                                                                          September 30                  December 31
                                                                             2000                          1999
                                                                          (unaudited)

                                                       ASSETS

Current assets:

              Cash and cash equivalents                                      $  223,102                   $ 3,383,544
              Restricted cash for sinking
                 fund payment on IDB                                             64,113                        86,549
              Accounts receivable                                             8,022,067                     5,843,229
              Inventories                                                     8,908,357                     5,119,291
              Marketable securities                                           2,391,087                     3,224,817
              Other current assets                                               21,633                        26,859
              Prepaid expenses
                                                                                 40,302                        33,554
                              Total current assets                           19,670,661                    17,717,843

              Property and equipment, net                                     7,453,791                     5,333,577
              Patents, trademarks and acquisition costs, net                    350,604                       349,354
              Goodwill, net                                                  11,242,695                    10,642,304
              Other assets
                                                                                 41,242                         6,611
                                                                           $ 38,758,993                  $ 34,049,689

                                         LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:

              Accounts payable                                              $ 2,397,012                   $ 1,134,946
              Other accrued expenses                                            600,212                       731,852
              Income taxes payable                                               72,444                       957,309
              Bank lines of credit                                            3,588,170                     1,613,453
              Current portion of long-term debt                               2,221,921                     1,234,483
              Deferred income taxes                                                                           110,276
                                                                                 34,375

                              Total current liabilities                       8,914,134                     5,782,319

             Deferred income taxes                                                  --                          6,648
             Industrial development bond                                     1,600,000                      1,700,000
             Convertible debt, long-term                                     5,440,275                      5,470,000
             Other long-term liabilities                                       443,488                             --

Stockholders' equity:

              Common  stock,  $.001 par  value;  10,000,000  shares  authorized;
                 3,439,364 and 3,420,726 issued and outstanding shares at September 30,

                 2000 and December 31, 1999, respectively                         3,439                         3,421
              Additional paid in capital                                     16,288,288                    16,212,966
              Unrealized gain on  marketable securities, net                    297,158                       331,484
              Retained earnings
                                                                              5,772,211                     4,542,851
               Total Stockholders' equity                                    22,361,096                    21,090,722
                                                                           $ 38,758,993                  $ 34,049,689

                                                    ZEVEX INTERNATIONAL, INC.
                                                     STATEMENTS OF OPERATIONS


                                                 Three months ended                                   Nine months ended
                                                   September 30,                                       September 30,

                                             2000                   1999                     2000                       1999
                                      -------------------     -----------------       -------------------       --------------------
                                          (unaudited)            (unaudited)              (unaudited)                (unaudited)

 Revenue:
    Product sales                          $  7,524,412           $  4,970,055            $  21,871,850               $  14,347,617
    Engineering services                        202,309                718,076                  550,517                   1,483,371
                                      ------------------     ------------------       ------------------        --------------------
 Total revenue                                7,726,721              5,688,131               22,422,367                  15,830,988
 Cost of sales                                4,763,286              3,167,330               13,713,722                   8,545,867
                                      ------------------     ------------------       ------------------        --------------------
 Gross profit                                 2,963,435              2,520,801                8,708,645                   7,285,121

 Operating expenses:

  General and administrative                  1,192,049                983,154                 3,643,673                  3,056,534
   Selling and marketing                        753,854                593,599                 1,988,017                  1,701,334
   Goodwill amortization                        144,583                156,904                   414,849                    465,316
   Research and development                     187,392                160,068                   547,605                    458,813
                                       -----------------     ------------------       -------------------       --------------------

 Total operating expenses                     2,277,878              1,893,725                6,594,144                   5,681,997

 Operating income                               685,557                627,076                2,114,501                   1,603,124
 Other income (expense):
    Interest and other income                     2,696                 11,235                   85,535                      99,825
    Interest expense                          (159,055)              (106,896)                (456,911)                   (327,030)
    Gain on sale of
            marketable securities                    --                     --                  298,048
    Unrealized gain on
      marketable securities                          --                     --                       --                      87,903
                                      ------------------     ------------------       ------------------        --------------------
 Income before provision for
    income taxes                                529,198                531,415                2,041,173                   1,463,822

 Provision for income taxes                   (172,369)              (199,674)                (811,813)                   (538,318)
                                      ------------------     ------------------       ------------------        --------------------

 Net income                                 $   356,829            $   331,741             $  1,229,360                 $   925,504

                                      ==================     ==================       ==================        ====================

 Basic net income per share                  $      .10             $      .10               $      .36                  $      .27
                                      ==================     ==================       ==================        ====================
 Weighted average shares

    outstanding                               3,439,326              3,413,813                3,433,052                   3,413,140
                                      ==================     ==================       ==================        ====================

 Diluted net income per share                       .10                    .10                      .33                         .27
                                      ==================     ==================       ==================        ====================
 Diluted weighted average shares

    outstanding                               3,647,866              3,433,988                3,689,081                   3,435,485
                                      ==================     ==================       ==================        ====================










                                                  ZEVEX INTERNATIONAL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine months ended
                                                                              September 30,
                                                                        2000                1999
                                                                   ---------------     ---------------
                                                                    (unaudited)         (unaudited)

Cash flows from operating activities

Net income                                                         $   1,229,360           $  925,504
Adjustments  to  reconcile  net  income  to net  cash  (used  in)
provided by operating activities:

      Depreciation and amortization                                     1,230,578           1,007,637
      Deferred income taxes                                              (62,129)             105,461
      Unrealized loss on marketable securities                                 --             116,559
      Realized gain on marketable securities                            (298,048)                  --
      Changes in operating assets and liabilities:
         Decrease in restricted cash for sinking fund payment

            on industrial development bond                                 22,436             121,304
         Increase in accounts receivable                              (2,178,838)         (1,540,787)
         Decrease in trading securities                                   313,993             618,565
         Increase in inventories                                      (3,789,066)           (493,115)
         (Increase) decrease in prepaid expenses                          (6,748)               2,305
         (Increase) decrease in other assets                             (29,405)              48,095
         Increase in accounts payable                                   1,262,066             708,592
         Increase (decrease) in accrued and other liabilities             433,769           (211,947)
         (Decrease) increase in income taxes payable                    (884,865)             289,736
                                                                   ---------------     ---------------
Net cash (used in) provided by operating activities                   (2,756,897)           1,697,909
Cash flows from investing activities
Purchase of property and equipment                                    (1,344,911)           (426,770)
Additions of patents and trademarks                                      (21,430)             (2,270)
Purchase of product line                                              (2,586,092)                  --
Redemption of available-for-sale marketable securities                    763,039                  --
                                                                   ---------------     ---------------
Net cash used in investing activities                                 (3,189,394)           (429,040)
Cash flows from financing activities
Payments on debt related to business acquisitions                     (1,164,208)         (4,936,076)
Issuance of debt related to product line acquisition                    2,000,000                  --
Repurchase of common stock warrants                                            --         (1,175,000)
Repayment  on industrial development bond                               (100,000)           (100,000)
Proceeds from/(repayment) on bank line of credit                        1,974,717             163,299
Proceeds from exercise of stock options                                    75,340               5,175
                                                                   --------------- --- ---------------
Net cash provided by (used in) financing activities                     2,785,849         (6,042,602)
                                                                   ---------------     ---------------
Net decrease in cash and cash equivalents                             (3,160,442)         (4,773,733)
Cash and cash equivalents at beginning of period                        3,383,544           7,960,511
                                                                   ---------------     ---------------
Cash and cash equivalents at end of period                              $ 223,102         $ 3,186,778
                                                                   ===============     ===============

Supplemental disclosure:
Non-cash activities

Unrealized loss on available-for-sale marketable securities             $  54,746                  --

                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

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

Principles of Consolidation

The consolidated balance sheets at September 30, 2000 and December 31, 1999 include the accounts of ZEVEX International, Inc. (Company) and its wholly-owned operating subsidiaries, ZEVEX, Inc., Aborn Electronics, Inc., and JTech Medical Industries, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the fourth quarter of the fiscal year beginning after December 15, 1999. The SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provision of the SAB and, accordingly, does not expect SAB 101 to have a material effect on its financial statements. In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivatives Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivatives Instruments and Certain Hedging Activities." SFAS establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters beginning after June 15, 2000. The Company has adopted SFAS No. 133 this quarter. The adoption of SFAS No. 133 did not have a material impact on the Company's financial condition or results of operations.

2.  Bank Line of Credit

The Company increased its line of credit arrangement with a financial institution from 5 million to availability of $7 million. The line matures on May 29, 2001. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, 9.5% at September 30, 2000 and 8.5% at December 31, 1999. The Company's balance on its line of credit was $3,558,170 at September 30, 2000 and $1,613,453 at December 31, 1999. Under the
line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants.

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

JTech also entered into an Employment Agreement with Leonard C. Smith, dated December 31, 1998, which provides that Mr. Smith serve as President of JTech for three years at a salary of at least $100,000 per year. Pursuant to the employment agreement, Mr. Smith also received an option to purchase 40,000 shares of the Company's common stock, vesting over four years, at $4.875 per share, the closing price of such stock on Nasdaq on the date of the JTech Stock Purchase. Mr. Smith was appointed to fill a vacancy on the Company's Board of Directors, effective April 26, 1999. Mr. Smith's term on the Board will expire at the 2001 annual meeting of shareholders. Mr. Smith was appointed President of the Company as well as President of ZEVEX, Inc. on September 1, 2000.

5.       Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the three months and nine months ending September 30, 2000, the Company's comprehensive income (loss) was $18,810 and ($34,326) (net of tax effect) higher (lower) than net income reported on the Company's financial statements. For the three months and nine months ending September 30, 1999, the Company's comprehensive income was $22,950 and $116,559 (net of tax effect) higher than net income reported on the Company's financial statements.

6. Inventories

Inventories consist of the following:

                                                        Sept. 30, 2000     December 31, 1999

                                                      ------------------------------------------

Materials                                                $    4,956,589     $    2,228,174
Work in Progress                                              2,142,211          1,867,894
Finished goods, including completed subassemblies             1,809,557          1,023,223
                                                      ==========================================
                                                         $    8,908,357     $    5,119,291
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

-------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Results of Operations

The Company's revenues for the third quarter ended September 30, 2000 increased to $7,726,721 from $5,688,131 for the third quarter of 1999, an increase of approximately 36%. For the first nine months of 2000, revenues increased 42% to $22,422,367 from $15,830,988 for the nine months ended September 30, 1999. Sales of the Company's manufactured proprietary enteral feeding products line accounted for approximately 48% of the total revenues for the third quarter of 2000, compared to 38% for the third quarter of 1999, and 41% for the first nine months of 2000, compared to 35% for the nine months ended September 30, 1999. The increase in both revenue dollars and percentage of revenues was largely due to the acquisition of the enteral nutrition delivery device product line of Nestle Clinical Nutrition, which was completed on April 6, 2000. Sales of the Company's proprietary JTech product line, accounted for approximately 8% of the total revenues for the third quarter of 2000 compared to 14% for the third quarter of 1999, and 13% for the first nine months of 2000, compared to 14% for the nine months ended September 30, 1999. Forty-four percent of the Company's revenues in the third quarter 2000, and 48% for the first nine months of 2000 compared to 49% for the third quarter of 1999, 48% for the first nine months of 2000 were from products manufactured for and sold to OEM customers, who market the final product. During the first nine months of 2000, 24% of total revenues resulted from sales to two OEM customers, one of which was a major customer in 1999, compared to 13% of total revenues for the first nine months of 1999, from sales to one customer. The Company's manufacturing revenue growth depends upon growth in demand for systems, devices, and instruments manufactured by ZEVEX, and ZEVEX's ability to acquire additional manufacturing service contracts from medical technology companies. ZEVEX's contract manufacturing customers have complete control over the marketing and sales of products that ZEVEX manufactures for them. ZEVEX has no ability to increase demand for instruments that it manufactures for its contract-manufacturing customers. No assurances can be given that orders from any customer will increase or remain at current levels or that they will not decline.

With the completion of the acquisition of the Nestle enteral delivery device product line, the Company no longer sells stationary feeding pumps to Nestle.
Instead, the Company anticipates it will generate more revenue than that expected from such pump sales to Nestle from the sale of disposable devices to users of the approximately 20,000 feeding pumps acquired from Nestle. The pumps acquired from Nestle are being used by persons and businesses that have an obligation to buy disposable products from the Company while they are using the pumps. Additionally, the Company plans to place more stationary feeding pumps with new users (at little or no cost to the user) under similar arrangements where the pump users commit to buy disposable products from the Company while using the pumps.

The Company's gross profit as a percentage of revenues was approximately 38% for the three months ended September 30, 2000 as compared to 44% for 1999. Gross profit for the nine months ended September 30, 2000 was approximately 39% compared to 46% for the same period in 1999. Management attributes the decrease in gross profit percentage year over year to several matters, including startup costs related to bringing in-house the manufacturing of the Enteral EZ enteral feeding pump, the servicing of the Nestle N2200 pumps acquired as mentioned above, which included labor, tooling and setup costs for non-recurring engineering (NRE), the lower margin product line acquired from Nestle, higher distribution costs related to the acquired Nestle product than anticipated, and a shift in the revenue mix of its products to lower margin complete OEM system instrumentation shipped during the third quarter and the first nine months of 2000.

Selling, general and administrative expenses for the three months ended September 30, 2000 increased $369,150, from $1,576,753 in 1999 to $1,945,903 in
2000. For the nine months ended September 30, 2000 selling, general and administrative expenses increased $873,822 from $4,757,868 in 1999 to $5,631,690 in 2000. Increased expenses resulted from the Company's continuing growth, an expanded sales effort, customer relations and marketing effort, and increased staffing, travel, advertising and administrative expenses related to the Company's proprietary clinical nutrition delivery product line and JTech product lines. The Company also incurred expenses related to the acquisition of the Nestle enteral feeding delivery product line which closed April 6, 2000. Expenses included increasing the number of customer service and administrative personnel needed by the Company to handle the increased volume of orders from the Nestle transaction. The Company also had an increase in expenses related to employees, such as insurance, taxes, and pension benefits. The Company believes that general and administrative expenses in 2000 as related to sales will continue at approximately the same percentage of sales as in the previous two years.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. For the three months ended September 30, 2000, research and development expenses were $187,392 compared to $160,068 in 1999. For the nine months ended September 30, 2000, research and development expenses were $547,605 compared to $458,813 in 1999. Expenses incurred during the third quarter and for the nine months ended September 30, 2000 were for the continued development of new applications of the Company's ultrasound technology, clinical nutrition and JTech proprietary products. Management believes investing in research and development will serve the Company's future well, and intends to continue this investment for the foreseeable future. Management currently anticipates that research and development expenses will continue during 2000 at approximately the same percentage of revenues as in the previous two years.

For the three months ended September 30, 2000 the Company had net income of $356,829, 4.6% of revenues, compared to net income of $331,741, or 5.8% of revenues, for the three months ended September 30, 1999. Net income for the nine months ended September 30, 2000, increased to $1,229,360, or 5.5% of revenues, from $925,504, or 5.8% of revenues for the nine months ended September 30, 1999. The increase in net income during the third quarter of 2000, as compared to the third quarter of 1999, is principally due to increased revenues. The increase in net income during the first nine months of 2000, as compared to the first nine months of 1999, is due to increased revenues and partially due to the gain on the sale of securities that were received as payment from customers on previous system design contracts.

As of September 30, 2000, the Company's backlog of customer orders was $5,732,000, as compared to $5,247,000 on September 30, 1999. Management estimates that approximately 60% of the backlog will be shipped before December 31, 2000. The Company's backlog is for contract manufacturing only and can be drastically affected by the timing of annual or semi-annual purchase orders placed by its customers.

Liquidity and Capital Resources

During the three months and nine months ended September 30, 2000, the Company produced net income of $356,829 and $1,229,360, respectively, compared to net income of $331,741 and $925,504 for the three months and nine months ended September 30, 1999. Cash decreased by $3,160,422 for the nine months ending September 30, 2000, as the Company made payments on short-term notes related to JTech and Aborn acquisition earn-outs, made necessary tax payments, continued to fund an increase in accounts receivable and inventories, as well as purchases of plant equipment and software.

The Company's investment in property, patents from new research, production, test equipment, tooling, software, and the assets acquired from Nestle USA as described previously was $3,952,433 for the nine months ended September 30, 2000, compared to $429,040 for the nine months ended September 30, 1999. Total expenditures for equipment and software of $1,344,911 in the first nine months of 2000 were primarily due to expenditures of approximately $480,000 for a new accounting and MRP system including hardware and software, $330,000 for upgrading and providing the Company with new research, design, and engineering equipment and $530,000 for new stationary enteral feeding pumps. Total expenditures for the Nestle acquisition were $2,586,092, which included stationary enteral feeding pumps, tooling, patent license, customer lists and pump bilateral agreements. The Company expects to spend approximately $100,000 for the remainder of 2000 for additional manufacturing equipment and software, as well as for normal replacement of old equipment. The Company also anticipates approximately $150,000 of additional research and development expenses during 2000.

On March 29, 2000, the Company entered into an agreement to acquire certain assets from Nestle USA, Inc. relating to Nestle's enteral nutrition delivery devices. The purchase was completed on April 6, 2000 for a purchase price that will range from $1.5 million to approximately $2.7 million, depending upon sales generated by the acquired assets during the 12 months following the closing of the purchase, plus the actual cost of inventory acquired by the Company which was approximately $1,200,000. Upon closing, cash of $500,000 was paid, with an additional $1 million due six months from closing which was paid on October 5, 2000. The remainder of the purchase price will be settled upon resolution of contingencies within the purchase agreement. The Company also anticipates spending approximately $200,000 for the manufacturing of stationary enteral feeding pumps during the remainder of 2000. These pumps will be leased, rented or placed as part of arrangements in which pump users will agree to periodically purchase related disposable products from the Company for use with the pumps.

The Company's working capital at September 30, 2000 was $10,756,527 compared to $11,935,524 at December 31, 1999. The portion of working capital represented by cash at such dates was $223,102 and $3,383,544, respectively. The Company uses substantial portions of its cash from time to time to fund its operations, including increases in inventories, accounts receivable and work in process in connection with various customer orders. The Company feels its working capital is sufficient for operations for the next twelve months.

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

                                     PART II

Item 1.  Legal Proceedings - None.
Item 2.  Changes in Securities and Use of Proceeds.

During the period ending September 30, 2000, there were 18,688 shares of Common Stock issued pursuant to exercise of stock options by employees of the Company. The exercise price on such shares ranged from $2.50 to $5.00 per share. The shares issued upon exercise of the options were issued pursuant to the exemption from registration under SEC Rule 505.

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

         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                     Location if other
          No.     Title of Document                  than attached hereto

         3.01*    Certificate of Incorporation      Amendment No. 1 to Form S-1,
                                                    filed October 24, 1997

         3.02*    Bylaws                             1997 Form 10-K

27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

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

ZEVEX INTERNATIONAL, INC.

Dated:  November 10, 2000

                     By   /s/ David J. McNally
                      David J. McNally, CEO
                     (Chief Executive Officer)

                     By   /s/ Phillip L. McStotts
                      Phillip L. McStotts, Secretary
                      (Principal Financial Officer)