Form 10-K
period 2000-12-31
ZEVEX INTERNATIONAL INC
filed 2001-04-02
CIK 827056

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                        Commission file number 001-12965

                            ZEVEX INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             87-0462807
           --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              4314 ZEVEX PARK LANE
                           SALT LAKE CITY, UTAH 84123

              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (801) 264-1001
                                                           --------------

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
                                              ---    ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:____

         The aggregate market value of the registrant's voting stock held by nonaffiliates computed with reference to the closing price as quoted on the NASDAQ Stock Market on March 6, 2001, was approximately $13,683,537. For the purposes of the foregoing, the registrant assumed that affiliates included only the registrant's directors, executive officers and principal shareholders filing Schedules 13D or 13G with respect to the registrant's common stock.

         The number of shares outstanding of the Company's Common Stock as of March 6, 2001 was 3,440,064

         Documents incorporated by reference: none

                                TABLE OF CONTENTS


PART I
   Item 1      BUSINESS                                                        3
   Item 2      PROPERTIES                                                     22
   Item 3      LEGAL PROCEEDINGS                                              22
   Item 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            22

PART II
   Item 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS                                23
   Item 6      SELECTED FINANCIAL DATA                                        23
   Item 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                        24
   Item7A      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                30
   Item 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    30
   Item 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE                     30

PART III
   Item 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             30
   Item 11     EXECUTIVE COMPENSATION                                         33
   Item 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                             36
   Item 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 38

PART IV
   Item 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K                                                38
   Item 14(c)  INDEX TO EXHIBITS                                              40

SIGNATURES                                                                    39

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Through its three wholly owned subsidiaries, ZEVEX(R) International, Inc. ("ZEVEX"), a Delaware corporation, is in the business of designing, manufacturing and distributing medical devices. ZEVEX' product lines include proprietary medical devices that it designs, manufactures, and distributes, and contract-manufactured products that it designs and manufactures for original equipment manufacturers ("OEM's").

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

Through its OEM Division, ZEVEX Inc. is also a contract manufacturer of medical devices, which include ultrasonic sensors, surgical handpieces, and electronic instruments. The OEM Division customizes the design of each of these products to meet the specific requirements of the OEM customer.

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

ZEVEX' subsidiary, JTech Medical Industries, Inc., a Utah corporation ("JTech"), provides musculoskeletal evaluation products to chiropractors, occupational therapists, osteopaths, and physical therapists. The JTech product line includes of hand-held devices used for evaluating isolated muscle strength, joint ranges of motion, and functional capacity, which can be coupled through a JTech interface module to a standard personal computer. JTech also develops and sells unique, user-friendly software that is employed by the customer for assessing and documenting clinical outcomes.

ZEVEX' current strategy is to continue to aggressively grow proprietary product revenues with the acquisition and internal development of products that complement its existing two lines of proprietary products. In addition, ZEVEX will continue to manufacture products for others in order to capitalize on the outsourcing trend in the medical device industry. ZEVEX, together with its subsidiaries, is hereafter collectively referred to as the "Company".

DEVELOPMENTS DURING 2000

The Company substantially grew revenues during 2000, further diversifying its offering of products and gaining market share for its proprietary products, as well as focusing its contract manufacturing business on higher margin core technologies that contain its ultrasonic and optoelectronic components. Key developments this year were:

1. On April 6, 2000, ZEVEX Inc. acquired the enteral nutrition delivery device business of Nestle USA, Inc. ("Nestle") in an asset purchase. The assets acquired included over 19,500 enteral feeding pumps owned by Nestle and placed with various health care facilities under arrangements whereby the facilities agree to purchase disposable accessories for use with Nestle pumps. The assets also included Nestle's line of pump administration sets, feeding tubes, irrigation kits, ancillary devices for the pumps, and certain associated intellectual property.

2. On September 6, 2000, the Company created an independent division, ZEVEX OEM, to hold and manage ZEVEX Inc.'s contract manufacturing business. The creation of ZEVEX OEM was part of a strategic initiative that will allow the Company to operate its contract manufacturing business separately from its proprietary product businesses.

3. On September 11, 2000, the Company introduced its EnteraLite(R) Ambulatory Enteral Feeding Pump at the XXII Congress of the European Society for Parenteral and Enteral Nutrition (ESPEN), in Madrid, Spain. Designed for both hospital and home care use, the EnteraLite(R) maintains all industry standard features, as well as new state-of-the-art improvements that lead to vastly improved mobility for enteral patients.

4. On October 20, 2000, ZEVEX was ranked 159 on a list of 200 Best Small Companies in America by Forbes Magazine. The list was reported in the magazine's October 30, 2000 issue.

ZEVEX' PROPRIETARY PRODUCTS

         ENTERAL NUTRITION DELIVERY PRODUCTS

Through ZEVEX Inc., the Company sells two major lines of enteral feeding pumps and a variety of related disposable delivery sets and feeding tubes. These products are for patients who require direct gastrointestinal nutritional therapy. Enteral feeding is a means of providing nutrition to patients who may have experienced head or neck trauma or have gastrointestinal disorders, such as short bowel syndrome, Crohn's Disease, bowel pseudo-obstruction, and other serious digestive disorders that prevent them from digesting food normally. Many enteral feeding patients require continuous administration of nutritional solutions throughout the day, which requires the patient to carry an enteral feeding pump.

The Company has successfully applied its engineering and regulatory expertise to the development, commercialization, and marketing of the EnteraLite(R) Ambulatory Enteral Feeding Pump for patients who require direct gastrointestinal nutritional therapy. Management believes that the EnteraLite(R) pump is the lightest, most compact and most mobile enteral feeding pump in the U.S. market, possessing unprecedented safety and accuracy in enteral nutrition delivery. The EnteraLite's(R) unique features include a 24-hour battery, the life of which is one-third longer than the battery life of its closest competitor. The EnteraLite(R) pump carries a two-year warranty, twice the industry average.

First introduced in 1996, the EnteraLite(R) continues to gain acceptance in the home health care market due to the product's superior mobility and state-of-the-art features. By improving the convenience of nutrition delivery, the EnteraLite(R) can contribute to better clinical outcomes and improved quality of life for enteral patients. The EnteraLite(R) requires the use of disposable feeding bags and tubing sets, which are also sold by the Company. ZEVEX Inc. has been awarded seven U.S. patents for technology related to the EnteraLite(R) and its disposable sets.

The 1998 acquisition of the Nutrition Medical's line of pumps, delivery sets and feeding tubes significantly expanded the ZEVEX line of enteral delivery products. ZEVEX now manufactures and distributes the EnteralEZ(R) enteral feeding pump, which is a cost-effective pump intended for applications where patients are not mobile. Complementing this pump model is a line of disposable delivery sets sold by ZEVEX for use with the EnteralEZ(R) pump. These sets include bags of various sizes, as well as spike sets for use with pre-filled containers. Additionally, as a result of the Nutrition Medical acquisition, ZEVEX now offers the Panda(R) line of feeding tubes, which include adult and pediatric nasoenteric tubes, replacement gastrostomy tubes and a needle catheter jejunostomy kit. These feeding tubes are expendable devices that allow access to the gastrointestinal tract of the patient via commonly accepted procedures, and are discarded after a single use by the patient.

         MUSCULOSKELETAL EVALUATION PRODUCTS

Through JTech, the Company manufactures and markets both stand-alone and computerized musculoskeletal evaluation products that measure isolated muscle strength, joint ranges of motion, and sensation to document the effectiveness of treatment or extent of injury. JTech is an internationally- recognized leader in physical medicine measurement products, providing both hardware and Windows(R)-compatible software. JTech's product lines include musculoskeletal evaluation, functional capacity evaluation, upper extremity and hand testing, and pain evaluation products. They are used, for example, by chiropractors, physical therapists, osteopaths, and occupational therapists for outcomes assessment during rehabilitation, medical-legal evaluations for personal injury and workers compensation claims, and clinical documentation.

ZEVEX OEM CONTRACT DESIGN AND MANUFACTURING SERVICES

Through ZEVEX OEM and Aborn, the Company provides design and manufacturing services to medical and other technology companies who sell the Company's systems  and  devices  under  private  labels or  incorporate  them  into  their products. The Company designs and manufactures surgical systems, device components, and sensors for established and emerging technology companies, such as Alaris Medical Systems, Inc., Allergan, Inc., various divisions of Baxter Healthcare Corporation, Medtronic Corporation, Mentor Corporation, SIMS Deltec, Inc., and Terumo Corp. ZEVEX OEM and Aborn each offer their customers over 15 years of specialized engineering and manufacturing expertise in their respective areas.

Industry sources indicate that there is a strong trend by medical device and other companies to outsource their device manufacturing requirements. Many emerging device companies do not have the engineering, manufacturing, or regulatory expertise to quickly and efficiently take a device from conception to commercial use. Even larger, well-established companies, which may have the capital to develop such expertise, may lack the required personnel and time to accumulate such expertise or may want to focus their resources in areas other than manufacturing. In the medical device industry in particular, there are substantial regulatory compliance requirements, in both the United States and overseas, that must be addressed in designing and manufacturing devices. By focusing its resources and expertise in the design and manufacturing areas, the Company believes it offers customers the ability to outsource engineering and manufacturing needs on a cost-effective basis, often allowing the customer to take a product to market more quickly and efficiently, at a lower cost, and with higher quality than a customer could achieve with its own resources.

The Company uses extensive engineering and regulatory expertise to deliver integrated design and manufacturing solutions to its customers. ZEVEX Inc. is registered with the United States Food and Drug Administration ("FDA") as a medical device manufacturer and has developed internal systems intended to maintain compliance with the FDA's Good Manufacturing Practices ("GMP"). ZEVEX Inc. also is certified by the International Organization for Standardization ("ISO") to 9001 and EN46001 standards, which means that it has met internationally-recognized quality standards for the design, manufacture, and testing of products. ZEVEX Inc. devotes significant management time and financial resources to GMP compliance and ISO certification.

PRINCIPAL OEM PRODUCTS

A majority of the Company's contract manufacturing business involves the following five general product categories:

         OPHTHALMIC SURGICAL DEVICES

ZEVEX OEM designs and manufactures ultrasonic phacoemulsification handpieces and handpiece drive circuits for the surgical removal of cataracts. Phacoemulsification is a method of cataract extraction, which uses ultrasound waves to break the cataract-obstructed lens of the eye into small fragments that can be removed through a hollow needle. Phacoemulsification is currently used in more than 90 percent of cataract procedures in the United States. ZEVEX OEM manufactures handpieces of several designs for Allergan, Inc., who is a major customer and a market leader in ophthalmology. ZEVEX OEM also provides customized handpieces and handpiece drive circuits to many other customers worldwide.

In addition, ZEVEX OEM manufactures the KeraVision(R) KV2000, which is a precision vacuum instrument that facilitates the surgical insertion of prescription Intacs(R) rings at a depth of 2/3 the thickness of the cornea. These rings, depending upon their thickness, flatten the cornea, thereby refocusing an eye that requires 1 to 5 diopters of correction. The KV2000 creates a vacuum that is transmitted through tubing to a fixture called the vacuum centering guide ("VCG"), which is placed on top of the eye. When a vacuum is applied, the VCG attaches to the eye, giving the surgeon both a means to hold the eye still and a platform through which to perform the surgery.

         LIPOSUCTION HANDPIECES

ZEVEX OEM designs and manufactures handpieces for ultrasonically-assisted soft tissue aspiration for Mentor Corporation. Liposuction, the removal of body fat, is one of the most popular cosmetic procedures performed today. Current liposuction procedures involve the use of a metal cannula to sheer fat from a patient while a vacuum is applied, requiring the physician to exert a great amount of force. In ultrasonically assisted liposuction, a generator sends ultrasonic waves through a probe that is inserted under the skin. The ultrasonic energy emulsifies the fat, which is then easily aspirated away, significantly reducing patient trauma as well as the amount of force applied by the surgeon.

         ULTRASONIC SENSORS

ZEVEX OEM designs and manufactures a variety of non-invasive ultrasonic sensors for the detection of air bubbles and the monitoring of liquid levels in medical devices. ZEVEX OEM's air bubble detectors monitor intravenous fluid lines in a variety of devices and systems, including drug infusion pumps, hemodialysis machines, blood collection systems, and cardiopulmonary bypass systems. ZEVEX OEM's liquid level detectors employ the Company's patented coupling technology and are used to monitor critical levels of liquids in various reservoirs used in surgery, such as those employed in cardiopulmonary bypass systems.

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

         MEDICAL SYSTEMS

The ultimate level of product sophistication for ZEVEX OEM's manufacturing services involves medical systems manufacturing. During 2000, ZEVEX OEM manufactured the Cardiac Science PowerHeart(R) AECD, which is a unique external bedside defibrillator. Designed for the unattended monitoring of patients at risk for heart attacks, the device detects certain abnormal heart rates and responds automatically by delivering a charge to restore the heart to its normal rhythm.

REVENUE SOURCES

The following table sets forth the source of the Company's total revenues during the last 3 years, allocated between six product/service categories.

REVENUE BREAKDOWN BY PRODUCT/SERVICE, BY PERCENTAGE

           PRODUCT                2000      1999      1998
           -------                ----      ----      ----

Enteral Nutrition Delivery        43.4%     32.7%     29.9%
Ultrasonic and Optoelectronic     15.1%     18.9%     24.5%
   Sensors, Custom IC's
Ophthalmic Surgical Devices       13.9%     18.0%     37.3%
   and Liposuction Handpieces
Medical Systems                   13.9%      7.7%      2.8%
Musculoskeletal Evaluation        10.1%     14.2%      0.0%
Engineering/Tooling                3.6%      8.5%      5.5%

CAPABILITIES

         DESIGN AND ENGINEERING

The Company has extensive design and engineering capabilities that it uses for its own product development as well as for servicing its contract manufacturing customers. ZEVEX Inc. and Aborn engineers have broad experience in designing, engineering, and testing an array of medical technology devices and systems, with particular expertise in ultrasonic and optoelectronic devices as well as fluid delivery systems.

ZEVEX OEM manufacturing service customers generally rely on the Company from the outset of their projects for complete design, engineering, component analysis, testing, and regulatory compliance for their devices or systems. In some instances, customers have come to the Company with final drawings for devices that they believe are ready for manufacturing. The Company's engineers assist ZEVEX OEM sales and marketing personnel in evaluating requests for proposals and in developing proposed solutions, cost estimates, and bids for each product. ZEVEX OEM's design and engineering services are generally provided on a time-and-materials fee basis to a customer and as part of a plan to eventually manufacture the customer's product.

The Company has made significant investments in state-of-the-art equipment to support its design and engineering staff, including product performance modeling software, custom test stations, and three-dimensional computer aided design ("CAD") software. ZEVEX Inc. has independently developed what management believes is the most sophisticated modeling software for ultrasonic surgical device development. Management believes that ZEVEX Inc.'s unique modeling and design capacities hasten product development and improve the quality of the final device.

         MANUFACTURING

The Company's proprietary products are generally assembled and tested at its manufacturing facility in Salt Lake City, Utah. ZEVEX Inc.'s enteral feeding disposable products are sub-contracted to specialty manufacturers. Design, engineering, and manufacturing services for other companies are provided by ZEVEX OEM from the Salt Lake City facility, except for Aborn which provides its design, engineering, and manufacturing services from its facility in San Jose, California.

Inventory management, work order, and MRP software programs are used to manage inventory and control the ordering process for the more than 10,000 parts used in the Company's and its customer's products. As the evolution of a device or system reaches production, team members with direct responsibility for purchasing, manufacturing, and quality assurance assume a greater role in the project. The project team develops an assembly process, product testing protocol, and quality assurance procedures to produce high-quality products that satisfy internal or customer specifications, as well as the FDA's GMP and ISO 9001/EN 46001 quality standards.

ZEVEX OEM usually provides design and engineering services pursuant to negotiated manufacturing agreements, which address quantity, pricing, warranty, indemnity, and other terms of the relationship. Such contracts may or may not be exclusive manufacturing arrangements, and may or may not include minimum volume requirements. In some cases, no minimum purchase is required. In other cases, a customer commits to purchase a minimum quantity identified in a rolling forecast of production. ZEVEX generally warrants its products to be free from defects in materials and workmanship.

SUPPLIERS

The Company purchases its component parts and raw materials from approved suppliers. The Company is not dependent on a single supplier for any item, and believes that it can acquire materials from various sources on a timely basis.

SALES AND MARKETING

         ENTERAL NUTRITION DELIVERY PRODUCTS

ZEVEX Inc. has a network of 15 direct territory managers and independent manufacturers' representatives who sell enteral pumps, disposable delivery sets and feeding tubes. These representatives have been selected for their experience within the markets served by the Company's products, and they sell directly to home health care service providers, hospitals, and nursing homes. The direct territory managers and manufacturer's representatives are regionally supported by 30 independent specialists with clinical credentials (registered dietitians or nurses), who are employed part-time by the Company. ZEVEX employs a Home Care Sale Manager and a Long Term/Acute Care Sales Manger to deploy its sales resources effectively in these major market segments.

Customers generally purchase EnteraLite(R) Ambulatory Enteral Feeding Pumps directly from ZEVEX Inc. In cases where a lease or rental is preferred, arrangements are made through a third party that specializes in medical equipment financing. Disposable sets are then purchased as needed. Customers typically purchase 30 disposable sets per month for each pump placed in service.

In the past, due to competition, lower-cost stationary pumps generally have been placed at no up-front cost to the user, in return for set "usage" agreements, which typically guarantee minimum purchases of 15 disposable sets per pump per month, once the pumps are placed in service. In order to increase accountability and the efficiency of the health care delivery system in the United States, there is a trend beginning which involves minimum lease charges for enteral pumps placed with customers on such "usage" programs

The distribution of the EnteralEZ(R) and the acquired Nestle stationary pumps, delivery sets, and feeding tubes are serviced by two national account specialists and a customer service department, in addition to the sales force described above. During 2000, a version of the stationary pump was sold under private label for distribution by another company in Europe.

         MUSCULOSKELETAL EVALUATION PRODUCTS

JTech markets its products worldwide through a combination of direct sales representatives, independent dealers and manufacturers' representatives. These direct and independent representatives and dealers were selected for their experience in marketing to chiropractors, osteopaths, physical therapists and occupational therapists. The sales force is supported by regional sales managers, who are full-time employees of JTech.

JTech also sells its products via seminars, directed mailings, catalogs, and telemarketing through its customer service personnel.

         OEM DIVISION - CONTRACT DESIGN AND MANUFACTURING SERVICES

ZEVEX generates new design and manufacturing projects from customers using direct sales personnel who are trained in the Company's engineering expertise and manufacturing capabilities. Project engineers also participate extensively in sales and marketing activities. The Company promotes its design and manufacturing capabilities at industry trade shows, by advertising in leading industry publications, and by obtaining referrals from customers and other persons who are familiar with the Company's services.

COMPETITION

         ENTERAL NUTRITION DELIVERY PRODUCTS

Two major competitors exist in the U.S. market for ambulatory enteral feeding pumps. Ross Laboratories, a division of Abbott Laboratories, offers the
Companion(R) pump, which was originally introduced to the market in the late 1980's. The Company estimates that Ross holds a market share of 45% for ambulatory and non-ambulatory enteral feeding applications. The second competitor, Kendall Healthcare, a division of TYCO, offers the kangaroo(R) PET enteral feeding pump, which has a limited market because it can be operated only in an upright position. The Company estimates that Kendall Healthcare presently holds greater than 21% of the total market for enteral pumps and disposable sets in both ambulatory and non-ambulatory applications. In addition to Ross laboratories and Kendall Healthcare, Novartis also competes in the U.S. Market for stationary enteral nutrition delivery pumps, which includes the Company's EnteralEZ(R) product line.

Well-established competitors such as Ross Laboratories and Kendall Healthcare typically bundle products for the greatest advantage in group-purchasing situations. Each of these competitors offers a breadth of product offerings that exceeds that of the Company. Key to the Company's ability to compete effectively are the unique features of its product offerings and the benefits to customers who utilize them. The Company expects to build upon its reputation for innovation that was earned by its EnteraLite(R) Ambulatory Enteral Feeding Pump for mobile enteral patients. In order to continue to increase revenues, the Company plans to grow its product line so that it too can bundle a family of products to meet the enteral nutrition delivery needs of its customers. The Company expects to develop and/or acquire products that are complementary to its enteral nutrition delivery product line, particularly those having features that can significantly improve the quality of life of patients, and the safety and ease of enteral administration.

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

         CONTRACT DESIGN AND MANUFACTURING SERVICES

The Company's primary competitors for design and manufacturing services include Plexus, Inc., Colorado MedTech Inc., United Medical Manufacturing, Inc. and Sparton Electronics Corporation. These contract manufacturers  operate  in  the  medical  technology  industry,  and  some  have substantially greater financial and marketing resources than the Company. Competitive factors in medical device design and manufacturing include quality, regulatory compliance, engineering competence, cost of non-recurring engineering, price of the manufactured product, experience, customer service, and ability to meet design and production schedules. The Company believes that its unique expertise in ultrasound, optoelectronics and fluid delivery systems will allow it to compete effectively for contracts involving these technologies.

PATENTS AND TRADEMARKS

The Company's subsidiaries own twelve patents and have eight pending with respect to proprietary medical products. The loss of certain of the patents, key to the Company's proprietary products, could have a materially adverse effect on its overall business operations. The Company also relies on trade secrets and confidentiality agreements to protect the proprietary nature of its technologies.

In addition, the Company's subsidiaries also own and have applied for numerous trademarks in the United States and abroad. The Company believes that its trademarks are well recognized in the various markets for its products. With exception for the EnteraLite(R) and Enteral EZ(R) trademarks, which are registered for its enteral feeding pumps, the Company believes that the loss of any trademark would not have a material adverse effect on its overall business operations.

RESEARCH AND DEVELOPMENT FOR THE COMPANY'S PROPRIETARY PRODUCTS

ZEVEX' research and development projects are primarily focused on new proprietary products. As of December 31, 2000, ZEVEX had three full-time engineers in research and development, and had several other designers and engineers, including independent contractors, contributing to research and development projects. During the first quarter of 2001, the Company restructured its engineering group to primarily focus on manufacturing and is continuing to utilize independent contractors for research and development projects. ZEVEX invested $852,273 in 2000, $670,886 in 1999, and $290,669 in 1998 for research and development of new products. In 2000, 1999 and 1998, research and development costs represented approximately 3% of the Company's annual revenues.

MAJOR CUSTOMERS

The Company's OEM Division revenues are derived from the sale of its design and manufacturing services to a small number of major customers. During the 2000 fiscal year, however, the Company grew its proprietary product business, with revenues exceeding those of ZEVEX OEM and the percentage of total revenue represented by a few major customers decreased. As a result, the number of customers comprising more than 10% of the Company's revenues declined when compared to prior years. During the 2000 fiscal year, 10% of revenues were from Allergan, Inc. and 14% of revenues were from Cardiac Science Inc. These were the only customers that contributed more than 10% of revenues for 2000. During the 1999 fiscal year, 13% of revenues were from Allergan. During the 1998 fiscal year, 15% of revenues were from Allergan, 16% were from Mentor H/S, Inc., and 13% were from Alaris Medical Systems (formerly IVAC Corporation). Company management expects that, with its continued focus toward proprietary products, the percentage of total revenues represented by a few major customers will continue to decline, so that the loss of such a customer would have less potential to have a materially adverse effect on the financial condition or results of operations of the Company in the future.

BACKLOG

At December 31, 2000, the Company had a backlog of approximately $5,295,326 on orders for medical devices to be manufactured by ZEVEX OEM for other medical technology companies, as compared to backlogs at December 31, 1999 and 1998, of $5,640,478 and $6,092,926, respectively. The Company estimates that approximately 90% of the backlog will be shipped before December 31, 2001. As of March

6, 2001, the Company had a backlog of $4,386,066. For purposes of the above figures, backlog includes product not yet shipped pursuant to purchase orders that have been received by the Company. This does not include any backlog for the Company's proprietary products, because the Company manufactures these devices and generally holds appropriate levels in inventory for sale to customers. Some of the orders included in the backlog may be canceled or modified by customers without significant penalty. In addition, because customers may place orders for delivery at various times throughout the year, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not necessarily be a reliable indicator of future revenue.

GOVERNMENTAL REGULATION

ZEVEX Inc.'s manufacturing facilities, its customers' medical devices, and its proprietary medical devices are subject to extensive regulation by the FDA under the Food Drug and Cosmetics Act ("FDC Act"). Manufacturers of medical devices must comply with applicable provisions of the FDC Act and associated regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of medical devices, record-keeping requirements, and the reporting of certain information regarding device safety. In addition, ZEVEX Inc.'s facilities are subject to periodic inspection by the FDA for compliance with the FDA's GMP requirements. To ensure compliance with GMP requirements, the Company expends significant time, resources, and effort in the areas of training, production, and quality assurance.

For certain medical devices manufactured by the Company, the customer may need to obtain FDA clearance of a premarket approval ("PMA") application. Such applications require substantial preclinical and clinical testing to obtain FDA clearance. Currently, at least two of the Company's customers are seeking or plan to seek a PMA for devices to be manufactured by the Company. Other medical devices can be marketed without a PMA, but only by establishing, in a 510(k) premarket notification "substantial equivalence," to a predicate device.

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

EMPLOYEES

As of March 1, 2001, the Company employed a total of 206 people in the following areas: 95 in Manufacturing and Testing; 34 in Design and Engineering; 34 in Administration; 18 in Customer Service and Relations; 16 in Sales and Marketing; and 9 in Quality Assurance. The Company has 192 employees located at its corporate headquarters and manufacturing facility in Salt Lake City, Utah, 7 employees located at its San Jose, California, facility, and 7 employees at various locations throughout the United States.

The Company considers its labor relations to be good, and none of its employees are covered by a collective bargaining agreement. Currently, the local economy is growing and the unemployment rate is low in the Salt Lake City metropolitan area, which means that the Company faces competition to attract and retain qualified personnel. At the same time, however, the Salt Lake City metropolitan area has a well-educated work force and is considered an attractive place to live. Accordingly, the Company does not anticipate having difficulty in attracting and retaining qualified personnel to meet its projected growth, although it is likely to experience continued moderate growth in labor costs.

ENVIRONMENTAL COMPLIANCE COSTS

Compliance with federal, state, and local provisions regarding the production and discharge of material into the environment and the protection of the environment are not expected to have a material adverse effect on capital expenditures, earnings and the competitive position of the Company.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES

Historically, the Company's revenues largely have been derived from the sale of its design and manufacturing services to a small number of major customers located in the United States. During the 2000 fiscal year the revenue mix changed as a larger percent of the Company's revenues were derived from proprietary products in domestic and foreign markets. During the 2000 fiscal year, the Company had total revenues of $30,778,627, of which $972,313 was considered foreign source revenues. During the 1999 fiscal year, the Company had total revenues of $23,026,208, of which $1,567,825 was considered foreign source revenues. During the 1998 fiscal year, the Company had total revenues of $11,084,413, of which $623,572 was considered foreign source revenues.

During the last three fiscal years, the Company has had no long-lived assets, long term customer relationships with a financial institution, mortgage or other servicing rights, deferred policy acquisition costs, or deferred assets, in any foreign country.

FACTORS THAT MAY AFFECT FUTURE RESULTS
(CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995)

The disclosure and analysis set forth in this 2000 Form 10-K contain certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and future financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. These statements are statements that do not relate strictly to historical or current facts. They use words such as "plans," "expects," "will," "believes," "anticipates," "intends" and other words and phrases of similar meaning. In all cases, a broad variety of risks and uncertainties, both known and unknown, as well as inaccurate assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, while such statements represent Company management's current views, no forward-looking statement can be guaranteed. Actual future results may vary materially.

The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934 as amended. Furthermore, in accordance with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying factors that could cause the Company's actual results to differ materially from expected and historical results. It is not possible to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties, and inaccurate assumptions.

Additionally, the following factors should be reviewed for a full understanding of the business of the Company and considered in evaluating the Company's prospects for future growth. The occurrence of one or more of the following risks or uncertainties could have a material adverse effect on the Company's business, results of operations, and financial condition.

         RISK FACTORS RELATING TO THE COMPANY'S OEM DIVISION CUSTOMERS

The Company's success in contract manufacturing depends in large part on the success of the customers for its manufacturing services and on the devices designed and manufactured by the Company for those customers. Any unfavorable developments or adverse effects on the sales of those devices or such customers' businesses, results of operations, or financial position could have a corresponding adverse effect on the Company. In addition, the Company sells certain types of medical devices to multiple customers and to the extent there is an unfavorable development affecting the sales of any such type of device generally, the adverse effect of such development on the Company would be more substantial than that presented by the decline in sales to a single customer for such type of device. Additionally, the Company believes that its design and manufacturing customers and their devices (and the Company indirectly) are generally subject to the following risks:


COMPETITIVE ENVIRONMENT. The medical device industry is highly competitive and subject to significant technological change. Participation in such industries requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. These industries consist of numerous companies, ranging from start-up to well-established companies. Many of the Company's customers have a limited number of products, and some market only a single product. As a result, any adverse development with respect to these customers' products may have a material adverse effect on the business and financial condition of such customer, which may adversely affect that customer's ability to purchase and pay for its products manufactured by the Company. The competitors and potential competitors of the Company's customers may succeed in developing or marketing technologies and products that will be preferred in the marketplace over the devices manufactured by the Company for its customers or that would render its customers' technology and products obsolete or noncompetitive.

EMERGING TECHNOLOGY COMPANIES. A significant number of the Company's customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staffs, and facilities, and substantially greater experience in developing new products, obtaining regulatory approvals, and manufacturing and marketing medical products. Approximately eight customers, representing 16% of the Company's revenues in fiscal year 2000, were, in management's opinion, emerging medical technology companies. These customers may not be successful in launching and marketing their products, or may not respond to pricing, marketing, or other competitive pressures or the rapid technological innovation demanded by the marketplace and, as a result, may experience a significant drop in product revenues.

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

         UNCERTAINTY OF MARKET ACCEPTANCE OF OUT-SOURCING MANUFACTURING OF MEDICAL DEVICES

The Company believes that acceptance in the market place for out-sourcing of design and manufacturing of advanced medical products for medical technology companies varies from year to year and is still uncertain.

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

         COMPETITION IN OUT-SOURCING MANUFACTURING

The Company faces competition from design firms and other manufacturers that operate in the medical device industry. Many competitors have substantially greater financial and other resources than the Company. Also, manufacturers focusing in other industries may decide to enter into the industries served by the Company. Competition from any of the foregoing sources could place pressure on the Company to accept lower margins on its contracts or lose existing or potential business. To remain competitive, the Company must continue to provide and develop technologically advanced manufacturing services, maintain quality, offer flexible delivery schedules, deliver finished products on a reliable basis, and compete favorably on the basis of price. There can be no assurance that the Company will be able to compete favorably with respect to these factors.

         DEPENDENCE ON MAJOR CUSTOMERS.

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

The Company's pump usage agreements, under which enteral feeding pumps are placed with users in exchange for a commitment by the user to buy disposable products from the Company, generally require only monthly commitments, and users can terminate any purchase obligation by returning the pump. Thus, there is no assurance of continued revenue from pumps placed with such users.

         RISK FACTORS IN MARKETING THE COMPANY'S PROPRIETARY PRODUCTS

In producing and marketing its own proprietary devices, the Company faces many of the same risks that its ZEVEX OEM customers face. As discussed above with respect to its customers, such risks include:

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

         PRODUCT DEVELOPMENT

The success of the Company will depend to a significant extent upon its ability to enhance and expand its current offering of proprietary products and to develop and introduce additional innovative products that gain market acceptance. While the Company maintains research and development programs and has established a Technical Advisory Board to assist it, there is no assurance that the Company will be successful in selecting, developing, manufacturing, and marketing new products or enhancing its existing products on a timely or cost-effective basis. Moreover, the Company may encounter technical problems in connection with its efforts to develop or introduce new products or product enhancements. Some of the devices currently being developed by the Company (as well as devices of some of its customers) will require significant additional development, pre-clinical testing and clinical trials, and related investment prior to their commercialization. There can be no assurance that such devices will be successfully developed, prove to be safe or efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

         DESIGN AND MANUFACTURING PROCESS RISKS

While the Company has substantial experience in designing and manufacturing devices, the Company may still experience technical difficulties and delays with the design and manufacturing of its or its customers' products. Such difficulties could cause significant delays in the Company's production of products. In some instances, payment by a manufacturing customer is dependent on the Company's ability to meet certain design and production milestones in a timely manner. Also, some major contracts can be canceled if purchase orders thereunder are not completed when due. Potential difficulties in the design and manufacturing process that could be experienced by the Company include difficulty in meeting required specifications, difficulty in achieving necessary manufacturing efficiencies, and difficulty in obtaining materials on a timely basis.

         EXPANSION OF MARKETING; LIMITED DISTRIBUTION

The Company currently has a limited domestic direct sales force consisting of eight full-time employees, complemented by a network of independent manufacturing representatives and clinical support personnel. The Company anticipates that it will need to increase its marketing and sales capability significantly to more fully cover its target markets, particularly as additional proprietary devices become commercially available. There can be no assurance that the Company will be able to compete effectively in attracting and retaining qualified sales personnel or independent manufacturer's representatives as needed or such persons will be successful in marketing or selling the Company's services and products.

         PRODUCT RECALLS

If a device that is designed or manufactured by the Company is found to be defective, whether due to design or manufacturing defects, improper use of the product, or other reasons, the device may need to be recalled, possibly at the Company's expense. Furthermore, the adverse effect of a product recall on the Company might not be limited to the cost of a recall. For example, a product recall could cause a general investigation of the Company by applicable regulatory authorities as well as cause other customers to review and potentially terminate their relationships with the Company. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues, and a diminution of the Company's reputation.

         RISK OF PRODUCT LIABILITY

The manufacture and sale of products, especially medical products, entails an inherent risk of product liability. The Company does maintain product liability insurance with limits of $1 million per occurrence and $2 million in the aggregate and an umbrella policy with a $5 million limit. There can be no assurance that such insurance is adequate to cover potential claims or that the Company will be able to obtain product liability insurance on acceptable terms in the future or that any product liability insurance subsequently obtained will provide adequate coverage against all potential claims. Such claims may be large in the medical products area where product failure may result in loss of life or injury to persons. Additionally, the Company generally provides a design defect warranty and in some instances indemnifies its customers for failure to conform to design specifications and against defects in materials and workmanship, which could subject the Company to a claim under such warranties or indemnification.

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

         DEPENDENCE UPON MANAGEMENT

The Company is substantially dependent upon its key managerial, technical, and engineering personnel, particularly ZEVEX' three executive officers, David McNally, Chief Executive Officer, Leonard Smith, President, Phillip McStotts, Chief Financial Officer and Secretary/Treasurer, and key managerial personnel, including James Holden, Vice President and Director of OEM Manufacturing of ZEVEX Inc. and Vijay Lumba, President of Aborn. The Company must also attract and retain highly qualified engineering, technical, and managerial personnel. Competition for such personnel is intense, the available pool of qualified candidates is limited, and there can be no assurance that the Company will attract and retain such personnel. The loss of its key personnel could have a material adverse effect on the Company's business, results of operations, and financial condition. Only Mr. Smith and Mr. Lumba have employment agreements with their respective subsidiary companies. None of the Company's other key personnel have employment agreements with the Company.

The Company carries key-man life insurance on the lives of its Chief Executive Officer and Chief Financial Officer in the amount of $500,000 each. No assurances can be given that such insurance would provide adequate compensation to the Company in the event of the death of such key employee.

         PATENT PROTECTION

As of December 31, 2000, the Company held twelve U.S. patents on devices developed by the Company, with eight additional patents pending. Such patents disclose certain aspects of the Company's technologies and there can be no assurance that others will not design around the patent and develop similar technology. The Company believes that its devices and other proprietary rights do not infringe any proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

         CONTROL BY MANAGEMENT AND CERTAIN MAJOR SHAREHOLDERS

As of March 6, 2001, the current executive officers and directors of ZEVEX, together with those persons who are the beneficial owners of more than 5% of ZEVEX' Common Stock, will beneficially own or have voting control over approximately 33% of the outstanding Common Stock. Accordingly, these individuals have the ability to influence the election of ZEVEX' directors and most corporate actions. This concentration of ownership, together with other provisions in ZEVEX' charter and applicable corporate law, may also have the effect of delaying, deterring, or preventing a change in control of ZEVEX.

         SUPPLIERS AND SHORTAGES OF COMPONENT PARTS

The Company relies on third-party suppliers for many of the component parts used in manufacturing its products. Although component parts are generally available from multiple suppliers, certain component parts may require long lead times, and the Company may have to delay the manufacture of devices from time to time due to the unavailability of certain component parts. In addition, even if component parts are available from an alternative supplier, the Company could experience additional delays in obtaining component parts if the supplier has not met the Company's vendor qualifications. Component shortages for a particular device may adversely affect the Company's ability to satisfy customer orders for that device.

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

         CUSTOMER CONFLICTS

The medical technology industry reflects vigorous competition among its participants. As a result, its OEM Division's customers sometimes require the Company to enter into noncompetition agreements that prevent the Company from manufacturing instruments for its customers' competitors. Such restrictions generally apply during the term of the customer's manufacturing contract and, in some instances, for a period following termination of the contract. If the Company enters into a noncompetition agreement, the Company may be adversely affected if its customer's product is not successful and the Company must forgo an opportunity to manufacture a successful instrument for such customer's competitor. Any conflicts among its customers could prevent or deter the Company from obtaining contracts to manufacture successful instruments.

         FUTURE CAPITAL REQUIREMENTS

The Company believes that its existing capital resources and amounts available under the Company's existing bank line of credit, will satisfy the Company's anticipated capital needs for the next year (depending primarily on the Company's growth rate and its results of operations). The commercialization of proprietary products, which is an element of the Company's growth strategy, would require increased investment in working capital and could therefore shorten this period. Thereafter, the Company may be required to raise additional capital or increase its borrowing capacity, or both. There can be no assurance that alternative sources of equity or debt will be available in the future or, if available, will be on terms acceptable to the Company. Any additional equity financing would result in additional dilution to the Company's shareholders.

         RELIANCE ON EFFICIENCY OF DISTRIBUTION AND THIRD PARTIES

The Company believes its financial performance is dependent in part on its ability to provide prompt, accurate, and complete services to its customers on a timely and competitive basis. Accordingly, delays in distribution in its day-to-day operations or material increases in its costs of procuring and delivering products could have an adverse effect on the Company's results of operations. Any failure of either its computer operating system or its telephone system could adversely affect its ability to receive and process customers' orders and ship products on a timely basis. Strikes or other service interruptions affecting Federal Express Corporation, United Parcel Service of America, Inc., or other common carriers used by the Company to receive necessary components or other materials or to ship its products also could impair the Company's ability to deliver products on a timely and cost-effective basis.

         VOLATILITY OF REVENUES AND PRODUCT MIX

The Company's annual and quarterly operating results are affected by volume and timing of customer orders, which vary due to (i) variation in demand for the customers' products or services as a result of, among other things, product life cycles, competitive conditions, and general economic conditions, (ii) the customers' attempt to balance its inventory, (iii) the customers' need to adapt to changing regulatory conditions and requirements, and (iv) changes in the customers' preference or strategies. Technical difficulties and delays in the design and manufacturing processes may also affect such results. The foregoing factors may cause fluctuations in revenues and variations in product mix, which could in turn cause fluctuations in the Company's gross margin.

Under the terms of the Company's contracts with many of its customers, the customers have broad discretion to control the volume and timing of product deliveries. Further, the Company's contracts with its customers typically have no minimum purchase requirements. As a result, production may be reduced or discontinued at any time. Therefore, it is difficult for the Company to forecast the level of customer orders with certainty, making it difficult to schedule production and maximize manufacturing capacity. Other factors that may adversely affect the Company's annual and quarterly results of operations include inexperience in manufacturing a particular product, inventory shortages or obsolescence, increasing labor costs or shortages, low gross margins on particular projects, an increase in lower-margin product revenue as a percentage of total revenues, price competition, and regulatory requirements. Because the Company's business organization and its related cost structure anticipate supporting a certain minimum level of revenues, the Company's limited ability to adjust its short term cost structure would compound the adverse effect of any significant revenue reduction.

         UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY

To maintain the secrecy of some of its proprietary information, the Company relies on a combination of trade secret laws and internal security procedures. The Company typically requires its employees, consultants, and advisors to execute confidentiality and assignment of inventions agreements. There can be no assurance, however, that the common law, statutory, and contractual rights on which the Company relies to protect its intellectual property and confidential and proprietary information will provide it with adequate or meaningful protection. Third parties may independently develop products, techniques, or information that are substantially equivalent to the products, techniques, or information that the Company considers proprietary. In addition, proprietary information regarding the Company could be disclosed in a manner against which the Company has no meaningful remedy. Disputes regarding the Company's intellectual property could force the Company into expensive and protracted litigation or costly agreements with third parties. An adverse determination in a judicial or administrative proceeding or failure to reach an agreement with a third party regarding intellectual property rights could prevent the Company from manufacturing and selling certain of its products.

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

         POSSIBLE VOLATILITY OF STOCK PRICE

Announcements of technological innovations for new commercial devices by the Company or its competitors, developments concerning the Company's proprietary rights, or the public concern as to the safety of its devices may have a material adverse impact on ZEVEX' business and on the market price of its Common Stock, particularly as the Company expands its efforts to become a medical technology company that manufactures and markets its own proprietary devices. The market price of ZEVEX' Common Stock may be volatile and may fluctuate based on a number of factors, including significant announcements by the Company and its competitors, quarterly fluctuations in the Company's operating results, and general economic conditions and conditions in the medical device industry. In addition, in recent years the stock market has experienced extreme price and volume fluctuations, which have had a substantial effect on the market prices for many medical device companies and are often unrelated to the operating performance of such companies.

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

In addition, stockholders do not have the right to cumulative voting for the election of directors. Furthermore, the Company's Certificate and Bylaws provide for a staggered board whereby only two to three of the total number of directors are replaced or re-elected each year. The Certificate also provides that the provisions of the Certificate relating to number, vacancies, and classification of the Board of Directors may only be amended by a vote of at least 66 2/3% of the shareholders. Finally, the Bylaws provide that special meetings of the stockholders may only be called by the President of the Company or pursuant to a resolution adopted by a majority of the Board of Directors.

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

ITEM 2.  PROPERTIES

ZEVEX' executive offices, and the administrative offices and manufacturing facilities of ZEVEX Inc. and JTech, are located in ZEVEX' 51,000 square foot, mixed-use building in Salt Lake City, Utah. This building was constructed in 1997 to the Company's specifications and is subject to an Industrial Revenue Bond (see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources"). The building is situated on nearly four acres of land a few miles from the downtown area. It allows quick access to two major interstate freeways and to the Salt Lake International Airport. The Company currently utilizes approximately 90% of the building's available space and believes that the building will be adequate to serve the Company's needs through the end of the year 2001.

To allow the Company to build additional facilities as growth may require, the Company has acquired approximately 3.47 vacant acres adjacent to its facility. The Company also leases on a month to month basis approximately 10,000 square feet of warehouse space adjacent to its facility for storage of its disposable sets for enteral delivery.

Aborn's administrative and manufacturing operations are located in a leased 3,300 square foot building in San Jose, California. The building was constructed in 1979 and is adequate for Aborn's needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the fourth quarter of 2000, the Company held its Annual Meeting of the Shareholders on December 18, 2000. During the meeting David J. McNally and Bradly A. Oldroyd were elected to serve for a three-year term expiring at the 2003 Annual Meeting. The following table summarizes the tabulation for each director nominee.


DIRECTOR NOMINEE      VOTES CAST FOR     VOTES CAST AGAINST     VOTES ABSTAINED
- ----------------      --------------     ------------------     ---------------
David J. McNally        2,620,315             15,665                   0
Bradly A. Oldroyd       2,620,315             15,665                   0

Directors whose term of office continued after the meeting are Phillip L. McStotts, Darla R. Gill and David B. Kaysen whose term expires at the 2002 Annual Meeting, and Leonard C. Smith and Kathryn B. Hyer whose term expires at the 2001 Annual Meeting. Also, at the meeting the shareholders were asked to ratify the appointment of Ernst & Young LLP, Certified Public Accountants, as independent auditors for the year ending December 31, 2000. Those shareholders voting in favor of the proposal represent 2,623,330 Shares of the Company's common voting stock which is approximately 76% of the shares entitled to vote. 4,250 Shares were voted against the proposal and 8,400 Shares abstained from voting. No other matters were voted upon at the meeting.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ZEVEX' Common Stock has been trading on the National Market system of The NASDAQ Stock Market since November 2, 1998, under the symbol ZVXI. Prior to that date the stock traded on the American Stock Exchange beginning May 19, 1997, under the symbol ZVX. Prior to May 1997, the stock traded on the OTC Bulletin Board under the symbols ZVXI and ZVXIU. As of March 6, 2001, there were 172 holders of record of ZEVEX' Common Stock (calculated without reference to individual participants in securities position listings). Based on the number of proxy materials requested by brokers and other record holders for distribution to beneficial owners for the Company's 2000 Annual Meeting, ZEVEX estimates there are roughly 1,650 beneficial owners of ZEVEX Common Stock. ZEVEX has never declared or paid any cash dividends on its Common Stock. ZEVEX currently intends to retain all future earnings to finance future growth and does not anticipate paying any cash dividends in the foreseeable future. ZEVEX has a negative covenant in its bank line of credit agreement that prevents the payment of any cash dividend without prior approval of the bank.

The following table lists the high and low closing sales prices for ZEVEX Common Stock for each full quarterly period since January 1, 1999.

                       2000                     1999
                ----------------          ---------------
                 HIGH       LOW            HIGH      LOW
                 ----       ---            ----      ---

1ST QUARTER     $14.13     $5.25          $7.25     $4.75
2ND QUARTER     $13.69     $4.81          $6.63     $4.13
3RD QUARTER      $8.69     $5.50          $6.50     $4.13
4TH QUARTER      $6.25     $3.69          $5.50     $4.00

During 2000, ZEVEX issued 19,338 shares of Common Stock which were not registered under the Securities Act of 1933 (the "Securities Act"). The shares were issued pursuant to the exercise of stock options by employees of the Company and as such are exempt from registration under Securities Act Rule 505. The exercise price on such shares ranged from $2.50 to $5.00 per share. The aggregate exercise price of the securities issued was $76,840.

ITEM 6.  SELECTED FINANCIAL DATA

                   SELECTED FINANCIAL DATA - FIVE-YEAR REVIEW

The following selected statement of operations data for the years ended December 31, 2000, 1999 and 1998, and the balance sheet data as of December 31, 2000 and 1999 are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and notes thereto. The selected statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from the audited consolidated financial statements of the Company, which are not included herein, and are qualified by reference to such financial statements and the notes thereto.



                                               FISCAL YEAR ENDED DECEMBER 31

                                                      2000          1999          1998         1997          1996
                                                  --------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA
Revenues                                           $30,778,627   $23,026,208  $11,084,413    $8,968,425   $5,663,733
Gross profit                                        10,848,772    10,551,998    4,237,970     4,211,368    2,727,678
Selling, general and administrative expenses         8,405,833     6,988,044    3,879,408     2,481,090    1,892,317
Research and development  expenses                     852,273       670,886      290,669       702,563      527,562
Operating income                                     1,590,666     2,893,068       67,893     1,027,715      307,799
Other (income)/expenses                                196,828        78,706     (407,469)      (47,136)    (243,947)
Provisions for taxes                                   669,698     1,187,989      113,169       356,609      206,169
Net income                                             724,140     1,626,373      362,193       718,242      345,577
Net income per share basic                                 .21           .48          .11           .34          .25
Weighted average shares outstanding                  3,425,254     3,413,023    3,298,150     2,097,831    1,388,511
Net Income per share diluted                               .19           .47          .10           .29          .24
Weighted average shares outstanding, assuming        3,748,032     3,431,566    3,636,434     2,443,482    1,411,687
dilution

- -----------------------------------------------------------------------------------------------------------------------
                                                     2000           1999          1998          1997         1996
- -----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                       $38,687,962   $34,049,689  $33,760,979   $22,582,543   $6,368,670
Total current liabilities                            9,967,768     5,782,319    7,395,946     1,290,466      588,009
Long-term debt (less current portion)                7,511,022     7,170,000    6,150,000     1,900,000    2,000,000
Stockholders' equity                                21,057,505    21,090,722   20,114,535    19,265,697    3,701,449



Please refer to Item 7 for a discussion of the main factors causing the substantial changes in certain of the items set forth above, particularly when comparing the year 2000 to earlier periods.

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

ZEVEX' current strategy is to continue to aggressively grow proprietary product revenues with the acquisition and internal development of products that complement its existing two lines of proprietary products. In addition, ZEVEX will continue to manufacture products for others in order to capitalize on the outsourcing trend in the medical device industry.

RECENT DEVELOPMENTS

The Company substantially grew revenues during 2000, diversifying its offering of proprietary products further and gaining market share in the markets served by them, as well as focusing its contract manufacturing business on higher margin core technologies that contain its ultrasonic and optoelectronic components, and fluid delivery systems. Recent key developments were:


1. In July 1998, ZEVEX Inc. entered into an agreement with Nutrition Medical, Inc., a Minnesota corporation, to acquire Nutrition Medical's product line of stationary feeding pumps, disposable sets and feeding tubes for enteral nutrition delivery. Company management believes that the addition of the Nutrition Medical stationary pump and feeding tube product lines complements the line of ambulatory enteral feeding pumps and disposable sets that the Company has developed internally. The Company completed the acquisition of the Nutrition Medical product line on December 23, 1998, providing for a full year of revenue generation in 1999.

2. On December 31, 1998, the Company acquired JTech through a stock purchase transaction with the four shareholders of JTech. JTech was organized in 1988 as a sole proprietorship and later incorporated as JTech Medical Industries, Inc. in 1995 to manufacture and sell range of motion measurement devices. As mentioned above, JTech currently manufactures and markets its own proprietary musculoskeletal evaluation products for health care providers, a line of products not previously manufactured or sold by the CompanyZEVEX. JTech's revenues combined with revenues from the Company's proprietary enteral nutrition delivery products, accounted for more than 47% of total ZEVEX revenues in 1999.

3. On December 31, 1998, the Company acquired Aborn through a stock purchase transaction with the sole shareholder of Aborn. Aborn contributed to the Company's ZEVEX revenues and earnings throughout the entire 1999 year. As described above, Aborn currently designs and manufactures a variety of sophisticated optical sensors, custom computer chips, and semiconductor components for medical technology and other companies, and has brought new design and manufacturing expertise to the Company.

4. In April 2000, ZEVEX Inc. acquired a portion of the enteral nutrition delivery device business of Nestle USA, Inc. in an asset purchase. The assets acquired included over 19,500 enteral feeding pumps owned by Nestle and placed with various health care facilities under arrangements whereby the facilities agree to purchase disposable sets for use with Nestle pumps. The assets also included Nestle's line of pump administration sets, feeding tubes, irrigation kits, ancillary devices for the pumps, and certain associated intellectual property With the completion of the acquisition, the Company no longer will sell stationary feeding pumps to Nestle. Instead, the Company believes it will generate more revenue from the sale of disposable sets to users of the approximately 19,500 feeding pumps acquired from Nestle than that which the Company expected to generate from possible pump sales to Nestle.In addition to the installed based of stationary pumps acquired from Nestle, the Company plans to place more stationary feeding pumps with new users (at little or no cost to the user) under arrangements where the pump users commit to buy disposable products from the Company while using the pumps.

5. On September 6, 2000, the Company created an independent division, ZEVEX OEM, to hold and manage the Company's contract manufacturing business. The creation of the OEM Division was part of a strategic initiative that will allow the Company to operate ZEVEX Inc.'s contract manufacturing business separately from its proprietary product businesses.

RESULTS OF OPERATIONS

The Company's sales results for 2000 were the strongest in the Company's history. Revenues were $30,778,627, a 34% increase over revenues of $23,026,208 in 1999, which in turn represented a 108% increase over revenues of $11,084,413 in 1998. Revenues for 2000 increased primarily due to the contribution of the acquisition of the Nestle product line.

As a result of the growth of the Company's proprietary product businesses, the portion of the Company's revenues represented by those businesses has risen significantly over prior years. In 2000, 53% of the Company's revenue was derived from proprietary products sold by the Company, in comparison to 47% in 1999 and 30% in 1998. Sales of the Company's proprietary enteral feeding products accounted for approximately 43% of total revenues for the year ended December 31, 2000, compared to 33% and 30% for the years ended December 31, 1999 and 1998, respectively. Sales of the Company's proprietary JTech product line accounted for approximately 10% of total revenues for the year ended December 31, 2000, compared to 14% for the year ended December 31, 1999. Forty-seven percent of the Company's revenues during the 2000 year were products manufactured for and sold to OEM customers, compared to 53% in 1999 and 70% in 1998. This shift in revenue sources has the benefit of decreasing the percentage of the Company's revenues generated by a small number of major customers. During 2000, two customers accounted for over 10% of the Company's revenues, generating 24% of total revenues. During 1999 only one customer accounted for over 10% of the Company's revenues, generating 13% of total revenues, and in 1998, three customers each accounted for over 10% of the Company's revenues, together generating 44% of total revenues.


During the fourth  quarter of 2000,  the Company  completed  installation  of an
advanced  new  manufacturing   resource
planning system and is implementing electronic data interchange with the Company's remote warehousing partners. As part of implementing the system, a complete physical inventory was completed in January 2001, requiring an inventory adjustment in all product areas, including obsolete inventory from acquisitions, past OEM contracts and discontinued proprietary products. This adjustment, which totaled approximately $1 million, adversely affected the Company's gross margin and results of operation for the fourth quarter 2000 and the year ending December 31, 2000.

The following table sets forth, for the periods indicated, the relative percentages that certain items in the income statement bear to revenues.



YEAR ENDED DECEMBER 31 INCOME STATEMENT DATA -- PERCENTAGE OF GROSS SALES


                                             2000          1999           1998          1997          1996
                                       ------------- ------------- -------------- ------------- -------------

Revenues                                       100%          100%           100%          100%          100%
Gross profit                                    35%           46%            38%           47%           48%
Selling, general and administrative             27%           30%            34%           27%           33%
expenses
Research and development  expenses               3%            3%             3%            8%           10%
Operating income                                 5%           13%             1%           12%            5%
Other income/(expense)                          --%          (1)%             3%           --%            4%
Income before taxes                              5%           12%             4%           12%            9%
Provisions for taxes                             2%            5%             1%            4%            3%
Net income                                       3%            7%             3%            8%            6%


The Company's gross profit as a percentage of sales was 35% in 2000, as compared to 46% in 1999 and 38% in 1998. Management attributes the decrease in gross profit percentage from 1999 to 2000 to a number of matters, including (1) the purchase of the lower margin Nestle enteral delivery business mentioned above,
(2)  startup  costs  related  to  bringing  in-house  the  manufacturing  of the
EnteralEZ(R) enteral feeding pump, and the servicing of the Nestle pumps acquired, which included labor, tooling, setup costs, and non-recurring engineering (NRE), (3) the growth of lower margin complete system manufacturing in ZEVEX OEM, and (4) the approximately $1 million write down in inventory from acquisitions, past OEM contracts and discontinued proprietary products as described above.

Selling, general and administrative expenses increased during 2000 to $8,405,833, 27% of gross sales, as compared to $6,988,044, 30% of gross sales in 1999, and $3,879,408, 34% of gross sales in 1998. The reduction in selling, general and administrative expenses, as expressed as a percentage of sales is attributable to sales revenue growth far exceeding growth of selling, general and administrative expenses over the prior years. During 2000, increased expenses resulted from the Company's continuing growth, which occurred primarily from the acquisition of Nestle product line. An expanded sales and marketing initiative increased staffing, travel, advertising, and administrative expenses related to the Company's proprietary enteral nutrition delivery product line and JTech product line. The Company also experienced an increase in expenses related to employees, such as insurance, taxes, and pension benefits. The Company believes that selling, general and administrative expenses in 2001 as a percentage of sales will continue at approximately the same rate as 2000.

ZEVEX' research and development projects are primarily focused on new proprietary products. As of December 31, 2000, ZEVEX had three full-time engineers in research and development, and had several other designers and engineers, including independent contractors, contributing to research and development projects. During the first quarter of 2001, the Company restructured its engineering group to primarily focus on manufacturing and is continuing to utilize independent contractors for research and development projects. ZEVEX invested $852,273 in 2000, $670,886 in 1999, and $290,669 in 1998 for research and development of new products. In 2000, 1999 and 1998, research and development costs represented approximately 3% of the Company's annual revenues. The Company expects research and development costs to be maintained at approximately 3% of revenues during the coming year.

Depreciation and amortization expenses increased to $1,756,682 in 2000 from $1,157,221 in 1999, and

$471,752 in 1998. This increase primarily reflects increased depreciation and amortization from the Nestle purchased assets and ZEVEX manufactured EnteralEZ(R) pumps placed in service under usage programs during 2000. Depreciation and amortization expenses also include depreciation for capital expenditures for property and equipment used in engineering and manufacturing as well as the Company's new manufacturing resource planning (MRP) system.

Goodwill held by the Company represents the excess of the purchase price over the fair value of the tangible and other specifically identified intangible assets obtained in acquisitions by the Company. Goodwill amortization lives were determined by comparing recent acquisitions of similar companies and within similar industries. Goodwill is amortized over periods ranging from 15 to 23 years. The current value of goodwill included in the financial statements is $10,688,271, and represents approximately 28% of total assets.

Income tax expenses declined to $669,698 in 2000 from $1,187,989 in 1999, as compared to $113,169 in 1998. The decrease from 1999 to 2000 is primarily due to decreased income before taxes. The increase from 1998 to 1999 was primarily due to increased income before taxes and non-deductible goodwill amortization.

At December 31, 2000, the Company had deferred tax assets of approximately $629,000. Realization of the deferred tax assets is dependent on the Company's ability to generate approximately $1,686,000 in taxable income in the year the assets are realized. Management believes that sufficient income will be earned in the future to realize these assets. Management will evaluate the realizability of the deferred tax assets annually and assess the need for valuation allowances.

Operating income decreased to $1,590,666, 5% of gross revenue in 2000 compared to $2,893,068, 13% of gross revenue in 1999, compared to $67,893, 1% of gross revenue in 1998. Similarly, the Company had a net income of $724,140, 3% of gross revenue in 2000, compared to $1,626,373, 7% of gross revenue in 1999, and $362,193, 3% of gross revenue in 1998. The changes during 2000 as compared to 1999 and 1998 are principally due to the costs addressed above and the growth of lower margin products delivered during the 2000 year.

The Company's annual and quarterly operating results are affected by acceptance of the markets for the Company's proprietary and contract manufactured products, including the volume and timing of customer orders, which vary due to (i) variation in demand for the customers' products or services as a result of, among other things, product life cycles, competitive conditions, and general economic conditions, (ii) the customers' attempt to balance its inventory, (iii) the customers' need to adapt to changing regulatory conditions and requirements, and (iv) changes in the customers' preferences or strategies. Technical difficulties and delays in the design and manufacturing processes may also affect such results. The foregoing factors may cause fluctuations in revenues and variations in product mix, which could in turn cause fluctuations in the Company's gross margin.

LIQUIDITY AND CAPITAL RESOURCES

The Company increased its working capital requirements during 2000, mostly as a result of increasing accounts receivable and inventories associated with rapid revenue growth and the Company's efforts to expand its operations through acquisitions. Prior to 1997, working capital had been funded primarily by a combination of increased accounts payable and borrowings under the Company's revolving line of credit. Working capital was also supplemented by a $1.25 million private placement of ZEVEX' Common Stock and warrants in February, 1997 and a secondary public offering of ZEVEX' Common Stock in November 1997, from which ZEVEX received approximately $13 million in net proceeds.

During 2000, the Company produced $724,140 in net income. Cash and cash equivalents decreased by $3,056,284 in 2000 from operating activities, as the Company had an increase in payables which was offset by increased accounts receivable and inventories. Accounts receivable and inventories increased during 2000 as the Company continued to expand its proprietary businesses and meet customer demands. During 1999, the Company had net income of $1,626,373, and cash and cash equivalents increased from operating activities by $1,803,429, as the Company had an increase in accounts payable, a decrease in inventories and an increase in accounts receivable as the Company continued to expand its proprietary businesses and meet customer demands. During 1998, the Company had net income of $362,193, and cash and cash equivalents decreased by $1,837,748 from operating activities, while the Company funded an increase in accounts receivable and inventories.

In 1997, the Company completed construction of its new 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was approximately $2,591,177. In 1996, the company negotiated a $2.0 million Industrial Development Bond to finance this construction. The Company's purchases of leasehold improvements to its facilities, new MRP software system and new engineering, production, testing equipment, and tooling totaled $1,887,480 in 2000, as compared to $566,958 in 1999, and $1,185,805 in 1998. The amount invested during 1998 is primarily attributed to the Company's purchase of approximately 3.5 acres of land adjacent to the Company's current facility in Salt Lake City in March 1998, as well as to continued upgrading of the Company's production fixturing, tooling, and research and engineering capabilities.

The Company's working capital at December 31, 2000, was $9,689,758, compared to $11,935,524 at December 31, 1999, and $11,669,033 at December 31, 1998. The
portion of working capital represented by cash and short-term investments at such dates was $1,392,432, $6,608,361 and $9,558,543 respectively. In 2000, the
Company's decrease in working capital of $2,245,766 was primarily due to (i) cash outlays and current payables related to the acquisitions of the product line from Nestle and the earn-out portion of the stock purchases of JTech and Aborn, (ii) increases in accounts and accrued payables, and (iii) an increase of the Company's line of credit for operating activities. The increase in working capital during 1999 compared to 1998 is primarily attributed to operating activities.

On December 23, 1998, ZEVEX issued 115,000 shares of Common Stock and paid $500,000 to Nutrition Medical, Inc. as consideration for the acquisition of Nutrition Medical's assets relating to its enteral feeding pump and related disposable feeding set business.

On December 31, 1998, ZEVEX committed to pay up to $1,850,000 in cash and issue convertible debentures in the aggregate amount of $1,350,000 to Vijay Lumba and Harry Parmar as partial consideration for the acquisition of all issued and outstanding stock of Aborn. The Company completed the cash payment and issued the debentures in 1999. All or part of the outstanding principal of each debenture is convertible at the holder's option into ZEVEX Common Stock at a rate of $11.00 per share at any time between one and three years from the date of issuance. On December 31, 1999, ZEVEX committed to pay $950,000 in cash and issue convertible debentures in the aggregate amount of $950,000 to Vijay Lumba and Harry Parmar as payment of the earn-out portion of the acquisition of all issued and outstanding stock of Aborn.

On December 31, 1998, ZEVEX committed to pay up to of $3,100,000 in cash and issue convertible debentures in the aggregate amount of $3,000,000 to Leonard Smith, Tracy Livingston, and David Bernardi as partial consideration for the acquisition of all issued and outstanding stock of JTech. The Company completed the cash payment and issued the debentures in 1999. All or part of the outstanding principal of each debenture is convertible at the holder's option into ZEVEX Common Stock at a rate of $11.00 per share at any time between one and three years from the date of issuance. On December 31, 1999, ZEVEX committed to pay up to $147,188 in cash and convertible debentures in the aggregate amount of $147,188 to Leonard Smith, Tracy Livingston, and David Bernardi as payment of the earn-out portion of the acquisition of all issued and outstanding stock of JTech.

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

On December 11, 1996, the Company entered into a $500,000 open line of credit arrangement with a financial institution. The line of credit was increased to $1,000,000 on September 10, 1997, and increased to $5,000,000 on December 31, 1997 and increased again to $7,000,000 on October 5, 2000. The line matures on May 31, 2001. The line of credit is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate. The Company owed $5,936,995 on the line of credit at December 31, 2000, $1,613,453 at December 31, 1999, and $541,993 at December 31, 1998.

On March 15, 2001, the Company entered into a 36 month financing lease in the amount of $1,500,000 that bears an interest rate of 8.21% and secured by approximately 23,000 stationary enteral feeding pumps. The proceeds from the lease were used to reduce the current outstanding Line of Credit balance.

INFLATION AND CHANGING PRICES

The Company has not been, and in the near term is not expected to be, materially affected by inflation or changing prices.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. (The SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions.) The Company adopted SAB 101, in the fourth quarter of 2000, As expected, the adoption of SAB 101 did not have a material effect on Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for the Company as of January 1, 2001. The new rule establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Historically, the Company has not used derivative instruments, and the Company does not hold any derivative instruments at December 31, 2000. As a result, the Company does not expect that the adoption of SFAS no. 133, as amended, will have a significant effect on earnings or the financial position of the Company.

OTHER MATTERS



SUMMARY OF QUARTERLY DATA

                        12/00        9/00        6/00         3/00        12/99        9/99         6/99         3/99

Revenue              $8,356,260   $7,726,721   $9,037,599   $5,658,047  $7,195,220   $5,688,131   $5,481,404  $4,661,453
Gross profit          2,140,127    2,963,435    3,215,777    2,529,433   3,266,877    2,520,801    2,489,974   2,274,346
Net income(loss)       (505,218)     356,829      552,516      320,015     700,869      331,741      305,995     287,768
EPS basic                  (.15)         .10          .16          .09         .21          .10          .09         .08
EPS diluted                (.15)         .10          .15          .09         .20          .10          .09         .08

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon its line of credit with a balance of $5,936,995 and its industrial development bond of $1,700,000. The variable rate on the line of credit is prime and the industrial development bond is based on a weekly tax-exempt floater rate. The line of credit matures annually in May. Principle payments of $100,000 are made annually on the industrial development bond with the balance due October 1, 2016.

         Additionally, the Company holds marketable equity securities with a fair value of $1,065,275 at December 31, 2000, and $2,970,000 at December 31, 1999, consisting of public companies in the small-cap market. Gross unrealized losses on marketable equity securities were $801,775 for the year ended December 31, 2000. However, the Company does not believe the decline in value of such securities is "other than temporary". At December 31, 1999 the Company held marketable debt securities with a fair value of $254,817with fixed interest rates of 5.40% and 6.375% and maturities in 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements for the fiscal years ended December 31, 2000 and 1999, are included beginning at page 42, immediately following Item 14.


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

NAME                    AGE     POSITION                                OF TERM
- -------------------     ---    ------------------------------------     -------
David J. McNally         39    Chief Executive Officer and Chairman      2003

Leonard C. Smith         51    President and Director                    2001

Phillip L. McStotts      43    Chief Financial Officer, Secretary/       2002
                               Treasurer and Director

Bradly A. Oldroyd        43    Director                                  2003

Darla R. Gill            48    Director                                  2002

David B. Kaysen          50    Director                                  2002

Kathryn B. Hyer          45    Director                                  2001


ZEVEX' executive officers serve at the discretion of the Board of Directors. None of the executive officers have employment agreements with ZEVEX with the exception of Mr. Smith. Certain biographical information with respect to each of the officers and directors is set forth below.


         DAVID J. MCNALLY is a founder of the Company and has served as the Company's Chief Executive Officer and as Chairman since September 2000. Prior to September 2000, Mr. McNally served as the

Company's Executive Vice President and as a director since its inception in 1986. He also serves as CEO and director of the Company's three wholly-owned subsidiaries, ZEVEX Inc., JTech, and Aborn. Prior to joining the Company, he was employed by EDO Corporation in Salt Lake City, Utah as a marketing manager from October 1985 to September 1987. From June 1984 to October 1985, Mr. McNally was employed by Physical Acoustics Corporation, a Princeton, New Jersey based manufacturer of acoustic testing systems, as its regional sales manager for the Southeastern United States. From June 1983 to June 1984, he was employed by Hercules, Inc., in Magna, Utah, as an advanced methods development engineer. Mr. McNally received a Bachelor of Science Degree in Mechanical Engineering from LaFayette College in May 1983 and an Executive Master of Business Administration Degree from the University of Utah in June 1992.

         LEONARD C. SMITH has served as President since September 2000, and as a director since April 1999. Mr. Smith is a founder of JTech and has served as its President since 1995. He also serves as President and director of the Company's three wholly-owned subsidiaries. Prior to joining JTech, in 1994 he established "the Charles Group", a medical marketing company specializing in diagnostic and rehabilitation products. From 1993 to 1994, Mr. Smith was Vice President of Four Corners, a large chain of health clubs based in the Southwest. From 1979 to 1993, Mr. Smith was a partner and Vice President of Sales and Marketing at Hoggan Health Industries, a manufacturer of commercial fitness equipment. Mr. Smith received a Bachelor of Science Degree in Business Management from the University of Utah in June 1977.

         PHILLIP L. MCSTOTTS is a founder of the Company and has served as the Company's CFO, Secretary, and Treasurer, and as a director since its inception. He also serves as a director of the Company's three wholly-owned subsidiaries, as CFO, Secretary and Treasurer of ZEVEX Inc., as Vice President and Secretary of Aborn, and as CFO and Secretary of JTech. In addition to running his own professional corporation, Phillip L. McStotts, CPA P.C., since October 1986, Mr. McStotts was employed from May 1985 to September 1986 as an accountant with the Salt Lake City firm of Chachas & Associates, where he was a tax manager. He has also worked in the tax departments of the regional accounting firms of Pearson, Del Prete & Company, and Petersen, Sorensen & Brough. Mr. McStotts received a Bachelor of Science Degree in Accounting from Westminster College in May 1980, and received a Master of Business Administration Degree in Taxation from Golden Gate University in May 1982.

         BRADLY A. OLDROYD has been a director of the Company since October 1991. He is the founder and principal shareholder of Pinnacle Management Group, a Salt Lake City-based personnel services firm, serving as its President since 1986. Mr. Oldroyd is also the founder and CEO of TeamONE Ford and Fuel Centers, a Salt Lake City-based petroleum and convenience goods retailer. He is also a member of the faculty of the University of Phoenix campus in Salt Lake City, where he teaches management and marketing courses in undergraduate and graduate programs. Mr. Oldroyd received a Bachelor of Science degree in Marketing from Utah State University in 1981 and a Master of Business Administration Degree from the University of Utah in 1982.

         DARLA R. GILL has been a director of ZEVEX since May 1993. She is a founder of Merit Medical Systems, Inc., in Salt Lake City, and served until 1992 as Executive Vice President and Director. In 1999, she became Vice President of International Sales and Marketing for Merit Medical Systems. Ms. Gill is also the owner of DRG Enterprises, a consulting company specializing in marketing, sales, and new product development. Ms. Gill was also the founder, President and Chairman of Momentum Medical Corp., a Salt Lake City-based manufacturer and distributor of home health care products from 1993 to 1998. She continues to serve as a director for Momentum Medical. She was also previously employed by Utah Medical Products, Inc., a company where she served as Vice President of Marketing and Sales. Ms. Gill also currently serves as a director of the Board of NYB Corporation located in Salt Lake City. Ms. Gill graduated from the University of Phoenix with a Bachelors Degree in Business Administration in 1988.

         DAVID B. KAYSEN has been a director of the Company since November 2000, filling a vacancy on the board left by the resignation of Kirk Blosch. Mr. Kaysen has served since 1992 as Chief Executive Officer, President, and director of Rehabilicare Inc., a publicly traded (NASDAQ: REHB) manufacturer and marketer of electromedical rehabilitation and pain management products for clinician, home and industrial use. From 1989 to 1992, Mr. Kaysen served as Executive Vice President for Emeritus, a company that developed and marketed clinical assessment software for the nursing home industry. Mr. Kaysen also served as President and CEO of Surgidyne, Inc., which markets specialty medical and surgical products, from 1988 to 1989. From 1986 to 1988, Mr. Kaysen was Vice President of Marketing for Red Line/XVIIIB Medimart, a medical product distributor. Mr. Kaysen also served in various general management positions with the V. Mueller Division of American Hospital Supply Corporation from 1974 to 1986. Mr. Kaysen graduated with a Bachelor of Science Degree in Business Administration from the University of Minnesota in 1972.

         KATHRYN B. HYER has been a director of the Company since November 2000, filling a vacancy on the board left by the resignation of Dean Constantine. Ms. Hyer is the Chief Financial Officer of Quark Biotech, Inc., Chicago, Illinois, in charge of Finance, Human Resources and Administration since April 2000. Prior to joining Quark, from 1996 to 2000, Ms. Hyer was a Managing Director of the Health Care Corporate Finance group for First Union Securities, which acquired Everen Securities, Inc. in September 1999. In October 1996, Ms. Hyer founded
Everen Securities' Health Care Group, where she defined strategy and hired a banking team that focused on medical devices, biotechnology, specialty pharmaceuticals, and healthcare information technology companies. From 1994 to 1996, Ms Hyer served as the Director of Finance for the City of Cleveland. Previously, Ms. Hyer held Senior Vice President and vice president positions in the Corporate Finance and Public Finance Departments at predecessors of Everen Securities, Inc. from 1984 to 1994. Ms. Hyer graduated with a Bachelor of Arts Degree in Political Science and Sociology from Aquinas College in Grand Rapids, Michigan in 1977, and a Juris Doctorate from Cleveland Marshall College of Law in Cleveland, Ohio in 1982.

OTHER KEY EMPLOYEES

VIJAY LUMBA, 51, is the founder of Aborn and has served as its President and a director since 1983. He was previously employed by Fairchild Semiconductor Optoelectronics Division, where he served as a Product Manager with responsibilities for design and development of new products and the transfer of manufacturing technologies to the Far East for high volume production. Mr. Lumba graduated from Delhi University, India with a Bachelors Degree in Physics, Chemistry and Mathematics in 1969. Mr. Lumba also graduated from Heald Engineering College, in San Francisco, California with a Bachelors Degree in Electrical Engineering in 1972.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has two committees, the Audit Committee and the Compensation Committee. The Audit Committee is composed of Kathryn B. Hyer, David B. Kaysen and Bradly A. Oldroyd. The Compensation Committee is composed of Darla R. Gill and Bradly A. Oldroyd. The Audit Committee is authorized to review proposals of the Company's auditors regarding annual audits, recommend the engagement or discharge of the Company's auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, review the scope of the annual audit, approve or disprove each professional service or type of service other than standard auditing services to be provided by the auditors, and review and discuss the audited financial statements with the auditors. The Compensation Committee establishes remuneration of the executive officers and directors of the Company and oversees the administration of the Company's stock option plan.

MEETINGS OF THE BOARD OF DIRECTORS

         The Board of Directors held three meetings during the last fiscal year. The Audit Committee held one meeting during the last fiscal year. The Compensation Committee held four meetings during the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by ZEVEX to each of ZEVEX' executive officers during the three-year period ended December 31, 2000.



         SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM COMPENSATION
                                                                                    ----------------------
                              ANNUAL COMPENSATION                                   AWARDS         PAYOUTS
                                                                                    ------         -------
             (a)                (b)        (c)         (d)        (e)          (f)          (g)         (h)          (i)
                                                                 OTHER     RESTRICTED                                ALL
NAME AND                                                         ANNUAL       STOCK                     LTIP        OTHER
PRINCIPAL POSITION              YEAR     SALARY       BONUS      COMP.       AWARDS       OPTIONS     PAYOUTS       COMP.
- ------------------              ----     ------       -----      -----       ------       -------     -------       -----

David J. McNally(a)             2000      $142,528        $0       0            0            0           0          $5,250(d)
Chief Executive Officer         1999      $114,070   $48,000       0            0            0           0          $4,605(d)
Chairman                        1998      $107,755   $50,000       0            0            0           0          $5,000(d)

Leonard C. Smith(b)             2000      $128,563        $0       0            0            0           0          $5,250(d)
President                       1999      $100,000   $40,000       0            0            0           0          $4,000(d)
                                1998           N/A       N/A      N/A          N/A          N/A         N/A               N/A

Phillip L. McStotts             2000      $133,061        $0       0            0            0           0          $5,250(d)
Chief Financial Officer         1999      $114,070   $48,000       0            0            0           0          $4,605(d)
Secretary/Treasurer             1998      $107,755   $50,000       0            0            0           0          $5,000(d)

Dean G. Constantine(c)          2000      $141,087        $0       0            0            0           0          $4,250(d)
CEO and President               1999      $114,070   $48,000       0            0            0           0          $4,605(d)
                                1998      $107,755   $50,000       0            0            0           0          $5,000(d)

(a) Mr. McNally was appointed Chief Executive Officer effective September 1, 2000.  Previously, Mr. McNally was the Executive Vice President of the Company.
(b) Mr. Smith was appointed President effective September 1, 2000.  Previously, Mr. Smith was the Vice President
    of Sales and Marketing of the Company and President of JTech.
(c) Mr. Constantine resigned as CEO and President of the Company effective September 1, 2000. The 2000 salary includes $50,000 paid to Mr. Constantine of part of a severance package.
(d) Represents the amount paid by ZEVEX as a contribution to ZEVEX' 401(k) Pension and Profit Sharing Plan
    on the officer's behalf.


OPTIONS GRANTS IN LAST FISCAL YEAR

The following table sets forth the options granted during the year ended December 31, 2000, by the Company to each executive officer of ZEVEX.


                                   INDIVIDUAL GRANTS
                                   -----------------
                                            Percent Of
                               Number of      Total
                              Securities     Options/
                              Underlying      SAR's                                     Potential Realizable Value At
                               Options/     Granted To                                     Assumed Annual Rates Of
                                 SARs       Employees      Exercise or                  Stock Price Appreciation For
                               Granted      In Fiscal       Base Price     Expiration            Option Term

           NAME                   (#)           YEAR          ($/SH)          DATE           5% ($)          10% ($)
           ----                   ---           ----          ------          ----           ------          -------
            (A)                   (B)            (C)            (D)            (E)            (F)              (G)
            ---                   ---            ---            ---            ---            ---              ---

David J. McNally                40,000          12.2%          $4.75        11/27/07        $119,489        $302,811
Leonard C. Smith                40,000          12.2%          $4.75        11/27/07        $119,489        $302,811
Phillip L. McStotts             40,000          12.2%          $4.75        11/27/07        $119,489        $302,811


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

The  following  table sets  forth the  options  exercised  during the year ended
December 31, 2000, by each executive officer of ZEVEX and the value of options held by such persons at such year-end.



                                                                                 VALUE OF
                                                        NUMBER OF                UNEXERCISED
                                                        UNEXERCISED              IN-THE-MONEY
                                                        OPTIONS AT               OPTIONS AT
                                                        FY-END                   FY-END
                              SHARES
NAME AND                     ACQUIRED       VALUE       EXERCISABLE/          EXERCISABLE/
PRINCIPAL POSITION         OR EXERCISED    REALIZED     UNEXERCISABLE         UNEXERCISABLE

David J. McNally
Chief Executive Officer          0           0         71,150/81,250            $1,890/0

Leonard C. Smith
President                        0           0         10,000/70,000                $0/0

Phillip L. McStotts
Secretary/Treasurer              0           0         71,150/81,250            $1,890/0

Dean G. Constantine
CEO, President                   0           0              68,650/0            $1,890/0



Of the unexercised options listed above for each of Messrs. McNally and McStotts, 5,400 were granted on December 17, 1992, and expire on December 16, 2001. Of the unexercised options listed above for Mr. C onstantine 5,400 were granted on December 17, 1992, and expire on September 1, 2001. The exercise price on such options is $5.00. Of the unexercised options listed above for each of Messrs. McNally and McStotts, 7,000 were granted on February 13, 1997, and expire on February 12, 2002. The exercise price on such options is $3.85. Of the unexercised options listed above for Mr. Constantine, 7,000 were granted on February 13, 1997, and expire on September 1, 2001. The exercise price on such options is $3.85. Of the unexercised options listed above for each of Messrs. McNally and McStotts, 70,000 were granted on September 30, 1997 and expire on September 29, 2002. The exercise price on such options is $5.00. Of the unexercised options listed above for Mr. Constantine, 52,500 were granted on September 30, 1997 and expire on September 1, 2001. The exercise price on such options is $5.00. Of the unexercised options listed above for each of Messrs. McNally and McStotts, 30,000 were granted effective on January 1, 1999 and expire on January 7, 2005. The exercise price on such options is $5.00. Of the unexercised options listed above for Mr. Constantine, 3,750 were granted effective on January 1, 1999 and expire on September 1, 2001. The exercise price on such options is $5.00. Mr. Constantine resigned his position as CEO and President of the Company effective September 1, 2000. Of the unexercised options listed above for Mr. Smith, 40,000 were granted on January 5, 1999 and expire on January 4, 2004. The exercise price on such options is $4.875. Of the unexercised options listed above for each of Messrs. McNally, Smith and McStotts, 40,000 were granted effective on November 27, 2000 and expire on November 27, 2007. The exercise price on such options is $4.75. The value of the unexercised options was determined by reference to the closing sales price for ZEVEX' Common Stock on the NASDAQ Stock Market as of December 31, 2000, which was $4.13.

COMPENSATION OF DIRECTORS

The Company pays each director who is not an employee of the Company or its subsidiaries a director's fee of $2,000 per quarter and $1,000 per day honorarium for special assignments effective December 1, 2000. Prior to December 1, 2000 the Company paid each director who was not an employee of the Company or its subsidiaries a director's fee of $625 per Board of Directors meeting attended, $250 for any annual meeting attended, and $125 per hour for any special meeting attended. Additionally, the Company has issued stock options to the non-employee directors in the past and may do so in the future. Although the Company may also issue stock options to directors who are employees for their service as directors, these employee directors currently receive no additional compensation for serving as directors or attending meetings of directors or shareholders.

EMPLOYMENT AGREEMENTS

Except for Leonard Smith, the Company has no employment agreements with its executive officers. Mr. Smith's employment agreement is for a term of three years beginning December 31, 1998. Under the agreement Mr. Smith is paid a base salary of at least $100,000 and cash bonuses at the end of each year as determined by the Company's Compensation Committee. Termination without "cause" or termination for "good reason" by Mr. Smith will result in certain severance payments to Mr. Smith. Termination for "cause" by the Company or termination without good reason by Mr. Smith will reduce certain of the Company's further payment obligations to Mr. Smith under the JTech Purchase Agreement between the Company and Mr. Smith.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of ZEVEX' Common Stock (par value $0.001) as of March 6, 2001, by (i) each person (or group of affiliated persons) who is known by ZEVEX to beneficially own more than 5% of the outstanding shares of ZEVEX' Common Stock,
(ii) each director and executive officer of ZEVEX, and (iii) all executive officers and directors of ZEVEX as a group. As of such date, ZEVEX had a total of 3,440,064 shares of Common Stock outstanding. Unless indicated otherwise, the address for each officer, director and 5% shareholder is c/o ZEVEX International, Inc., 4314 ZEVEX Park Lane, Salt Lake City, Utah 84123.

                                             NUMBER OF               PERCENT
 NAME                                      SHARES OWNED            OF CLASS(1)
 ----------------                          ------------            -----------

Dean G. Constantine(2)                        320,550                 9.1%

David J. McNally(3)                           311,348                 8.9%

Kirk Blosch(4)                                244,500                 7.1%

Jeff Holmes(5)                                244,500                  7.1%

Phillip L. McStotts(6)                        220,550                  6.3%

Leonard C. Smith(7)                           153,163                  4.3%

Bradly A. Oldroyd(8)                           17,000                   *

Darla R. Gill(9)                               13,480                   *

Kathryn B. Hyer(10)                             8,250                   *

David B. Kaysen(11)                                 0                   *

All Officers and Directors
as a Group(3) (6) (7) (8) (9) (10) (11)       723,791                 19.2%

*Less than 1%


(1) For purposes of the table, "beneficial ownership" includes stock that a shareholder has the right to acquire pursuant to options or rights of conversion within 60 days of January 6, 2001. The percentage ownership for each shareholder is calculated assuming that all the stock that could be so acquired by that shareholder within 60 days, by option exercise or otherwise, has in fact been acquired and that no other shareholder has exercised a similar right to acquire additional shares. Except as indicated otherwise below, the shareholder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Beneficial owner. Includes 251,900 shares of Common Stock held directly and 68,650 shares of Common Stock issuable upon exercise of options held by Mr. Constantine that are currently exercisable or will become exercisable within 60 days. Mr. Constantine's address is 3175 E. Oldridge Circle, Salt Lake City, Utah 84121.

(3) Chief Executive Officer and Chairman of the Company. Includes 240,198 shares of Common Stock held directly and 71,150 shares of Common Stock issuable upon exercise of options held by Mr. McNally that are currently exercisable or will become exercisable within 60 days. Excludes 81,250 shares of Common Stock issuable upon exercise of options held by Mr. McNally that are not currently exercisable and will not become exercisable within 60 days.

(4) Beneficial owner. Includes 244,500 shares of Common Stock held directly by Mr. Blosch. Mr. Blosch's address is 2081 S. Lakeline Drive, Salt Lake City, UT 84109.

(5) Beneficial owner. Includes 244,500 shares of Common Stock held directly by Mr. Holmes. Mr. Holmes' address is 8555 E. Voltaire Ave., Scottsdale, AZ 85260.

(6) Chief Financial Officer, Secretary, Treasurer, and director of the Company. Includes 149,400 shares of Common Stock held directly and 71,150 shares of Common Stock issuable upon exercise of options held by Mr. McStotts that are currently exercisable or will become exercisable within 60 days. Excludes 81,250 shares of Common Stock issuable upon exercise of options held by Mr. McStotts that are not currently exercisable and will not become exercisable within 60 days.

(7) President and director of the Company. Includes 9,200 shares of Common Stock held directly and 20,000 shares of Common Stock issuable upon exercise of options held by Mr. Smith that are currently exercisable or will become exercisable within 60 days by Mr. Smith. Also includes 123,963 shares of Common Stock that are issuable at $11 per share upon conversion of debentures held by Mr. Smith in the principal amount of $1,363,594. Excludes 60,000 shares of Common Stock issuable upon exercise of options held by Mr. Smith that are not currently exercisable or will not become exercisable within 60 days.
(8) Director. Includes 17,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days. Excludes 12,500 shares of Common Stock issuable upon exercise of options held by Mr. Oldroyd that are not currently exercisable and will not become exercisable within 60 days.

(9) Director. Includes 480 shares of Common Stock held directly and 13,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days. Excludes 12,500 shares of Common Stock issuable upon exercise of options held by Ms. Gill that are not currently exercisable and will not become exercisable within 60 days.

(10) Director. Includes 8,250 shares of Common Stock issuable upon exercise of warrants that are currently exercisable or will become exercisable within 60 days. Excludes 10,000 shares of Common Stock issuable upon exercise of options held by Ms. Hyer that are not currently exercisable and will not become exercisable within 60 days.

(11) Director. Excludes 10,000 shares of Common Stock issuable upon exercise of options held by Mr. Kaysen that are not currently exercisable and will not become exercisable within 60 days.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers, and 10% shareholders to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during 2000 all directors, executive officers, and 10% shareholders complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except as follows: (1) Mr. Kaysen and Ms. Hyer each filed one late report on Form 3, due December 2000, for their initial filing and for one transaction involving the grant of Company options to purchase common stock, and
(2) Messrs. McNally, Smith, Oldroyd and McStotts and Ms. Gill each filed one late report on Form 4, due December 2000, for one transaction involving the grant of Company options to purchase common stock.

CONTROL ARRANGEMENTS

Pursuant to a Stock Purchase Agreement, dated December 31, 1996 between ZEVEX and Blosch USA, Inc. & Holmes, L.L.C., a Utah limited liability company ("Blosch & Holmes"), as amended on September 30, 1997, Blosch & Holmes has the right to appoint one member of ZEVEX' board of directors, provided that such nominee must be acceptable to ZEVEX. Kirk Blosch and Jeff W. Holmes, principal shareholders of ZEVEX, are the two member/managers of Blosch & Holmes. The right to appoint a member of ZEVEX' board of directors expires when Blosch & Holmes, together with Kirk Blosch and Jeff W. Holmes, no longer holds at least 6.5% of the voting stock of ZEVEX. Blosch & Holmes exercised this right with the appointment of Mr. Blosch to the board in June 1998. Mr. Blosch resigned from the Board in November 2000 and Blosch & Holmes did not exercise its right to appoint another person to replace Mr. Blosch.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Please refer to the description of Mr. Leonard Smith's  employment  agreement in
Item 11 and his involvement with the Company's acquisition of JTech described in
Item 7.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of this Report.

         (1) - Financial Statements.

The following Consolidated Financial Statements of ZEVEX for the years ended December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000, are filed as part of this report:

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

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ZEVEX INTERNATIONAL, INC.

Dated:  March 29, 2001                       By: /S/ DAVID J. MCNALLY
                                               ----------------------
                                             David J. McNally
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below constitutes and appoints each of David J. McNally and Phillip L. McStotts, jointly and severally, his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney in fact or his substitute or substitutes may do or cause to be done by virtue hereof.



  SIGNATURE                                 TITLE                                      DATE

/S/ DAVID J. MCNALLY                Chairman of the Board of Directors,         March 29, 2001
- ---------------------------         Chief Executive Officer,
David J. McNally                    (Principal Executive Officer)


/S/ LEONARD C. SMITH                Director and President,                     March 29, 2001
- ---------------------------
Leonard C. Smith

/S/ PHILLIP L. MCSTOTTS             Director, Chief Financial Officer,          March 29, 2001
- -----------------------             Secretary, and Treasurer (Principal
Phillip L. McStotts                 Financial and Accounting Officer)


/S/ BRADLY A. OLDROYD               Director                                    March 29, 2001
- ---------------------
Bradly A. Oldroyd

/S/ DARLA R. GILL                   Director                                    March 29, 2001
- -----------------
Darla R. Gill

/S/ DAVID B. KAYSEN                 Director                                    March 29, 2001
- -------------------
David B. Kaysen

/S/ KATHRYN B. HYER                 Director                                    March 29, 2001
- -------------------
Kathryn B. Hyer



                                                     INDEX TO EXHIBITS
                                                       (ITEM 14(C))

NUMBER                                               EXHIBITS
- ------                                               --------

3.1               Articles of Incorporation of ZEVEX International, Inc., a Delaware
                  corporation (1).
3.2               Bylaws of ZEVEX International, Inc., a Delaware corporation (1).
10.1              Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc., dated
                  September 29, 1997 (1).
10.2              Amendment to Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc., dated December 31, 1997 (2).
10.3              Stock Purchase Agreement between Blosch & Holmes, LLC and ZEVEX International, Inc., dated
                  December 1, 1996, including one amendment dated September 30, 1997 (1).
10.4              Registration Rights Agreement among Kirk Blosch, Jeff W. Holmes and ZEVEX International, Inc.,
                  dated February 1, 1998 (2).
10.5#             ZEVEX International, Inc., Amended 1993 Stock Option Plan (3).
10.6              Industrial Development Bond Offering Memorandum, dated October 30, 1996 (4).
10.7              Industrial Development Bond Reimbursement Agreement, dated October 30, 1996 (4).
10.8              Warrant to Purchase 50,000 shares of Common Stock issued to Wedbush Morgan Securities, Inc., dated November 20, 1997 (2).
10.9              Warrant to Purchase 50,000 shares of Common Stock issued to Everen Securities, Inc., dated
                  November 20, 1997 (2).
10.10             Warrant to Purchase 500,000 shares of Common Stock originally issued to Blosch & Holmes, LLC, dated February 12, 1997 (2).
10.11             Description of Property Acquisition, dated March 4, 1998 (2).
10.12             Quit-Claim Deed for purchase of 3.47 acres of land, dated March 4, 1998 (2).
10.13             Stock Purchase Agreement, dated December 31, 1998, between ZEVEX International, Inc., and Vijay
                  Lumba (5).
10.14             Stock Purchase Agreement, dated December 31, 1998, among ZEVEX International, Inc., Leonard
                  Smith, Tracy Livingston, David Bernardi, and Corporation of the President of the Church of
                  Jesus Christ of Latter Day Saints   (5).
10.15             Convertible Debenture, dated January 6, 1999, issued to Vijay Lumba (6).
10.16             Convertible Debenture, dated January 6, 1999, issued to Leonard Smith (6).
10.17             Convertible Debenture, dated January 6, 1999, issued to Tracy Livingston (6).
10.18             Convertible Debenture, dated January 6, 1999, issued to David Bernardi (6).
10.19#            ZEVEX International, Inc., 1999 Stock Option Plan and Form of Stock Option Grant (6).
10.20             Form of  Stock Option Grant to Messrs. Constantine, McNally, McStotts and Smith. (7)
10.21             Asset Purchase Agreement, dated March 29, 2000, between ZEVEX, Inc. and Nestle (7)
10.22             Convertible Debenture, dated March 30, 2000, issued to Vijay Lumba.
10.23             Convertible Debenture, dated March 30, 2000, issued to Leonard Smith.
10.24#            Severance Settlement Agreement and Release, between Dean G. Constantine and ZEVEX
                  International, Inc.
21                List of Subsidiaries.

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

(3)      Incorporated by reference to Registration Statement on Form S-1 filed October 3, 1997 (File No.
001-12965).




(4)      Incorporated by reference to the Company's amended Quarterly Report on Form 10-Q for the quarter ended
September 30, 1996 (File No. 033-19583).

(5)      Incorporated by reference to the Company's Current Report on Form 8-K filed January 14, 1999 (File No.
001-12965).

(6)      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
1998 (File No. 001-12965).

(7)      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
1999 (File No. 001-12965).

# Identifies a "management contract or compensatory plan or arrangement".


CONSOLIDATED FINANCIAL STATEMENTS

ZEVEX International, Inc.
Years Ended December 31, 2000, 1999 and 1998 with Report of Independent Auditors

                            ZEVEX International, Inc.

                        Consolidated Financial Statements

              For the years ended December 31, 2000, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors.................................................1

Consolidated Financial Statements

Consolidated Balance Sheets ...................................................2
Consolidated Statements of Operations .........................................3
Consolidated Statements of Stockholders' Equity ...............................4
Consolidated Statements of Cash Flows .........................................5
Notes to Consolidated Financial Statements ....................................6

                         Report of Independent Auditors


Board of Directors and Stockholders
ZEVEX International, Inc.

We have audited the accompanying consolidated balance sheets of ZEVEX International, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZEVEX International, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                     /s/ Ernst & Young LLP

Salt Lake City, UT
March 9, 2001



                            ZEVEX International, Inc.

                           Consolidated Balance Sheets

                                                                                    DECEMBER 31
                                                                              2000              1999
                                                                        ------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                               $     327,157    $   3,383,544
   Cash restricted for sinking fund payment on industrial
     development bond                                                             90,070           86,549
   Accounts receivable, net of allowance for doubtful
     accounts of $300,000 in 2000 and $175,000 in 1999                         7,501,089        5,843,229
   Inventories                                                                 9,687,446        5,119,291
   Marketable securities                                                       1,065,275        3,224,817
   Prepaid expenses                                                               27,956           33,554
   Deferred income taxes                                                         628,676                -
   Income taxes receivable                                                       319,990                -
   Other current assets                                                            9,867           26,859
                                                                        ------------------------------------
Total current assets                                                          19,657,526       17,717,843

Property and equipment, net                                                    7,979,061        5,333,577
Patents, trademarks, and acquisition costs, net                                  343,685          349,354
Goodwill, net                                                                 10,688,271       10,642,304
Other assets                                                                      19,419            6,611
                                                                        ------------------------------------
TOTAL ASSETS                                                               $  38,687,962    $  34,049,689
                                                                        ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                        $   2,212,726    $   1,134,946
   Accrued liabilities                                                           569,264          731,852
   Income taxes payable                                                                -          957,309
   Payables related to product line and business                               1,000,000        1,134,483
     acquisitions
   Bank line of credit                                                         5,936,995        1,613,453
   Current portion of industrial development bond                                100,000          100,000
   Current portion of capital leases                                             148,783                -
   Deferred income taxes                                                               -          110,276
                                                                        ------------------------------------
Total current liabilities                                                      9,967,768        5,782,319

Deferred income taxes                                                            151,667            6,648
Industrial development bond                                                    1,600,000        1,700,000
Convertible debt, long-term portion                                            5,447,188        5,470,000
Capital lease obligations                                                        463,834                -

Stockholders' equity:
   Common stock, $.001 par value: 10,000,000 shares
     authorized; 3,440,064 and 3,420,726 shares issued and
     outstanding in 2000 and 1999, respectively                                    3,440            3,421
   Additional paid in capital                                                 16,289,787       16,212,966
   Retained earnings                                                           5,266,991        4,542,851
   Unrealized (loss) gain on available-for-sale
     securities, net of tax benefit (expense) of $299,062
     and $(197,199) in 2000 and 1999, respectively                              (502,713)         331,484
                                                                        ------------------------------------
Total stockholders' equity                                                    21,057,505       21,090,722
                                                                        ------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  38,687,962    $  34,049,689
                                                                        ====================================


SEE ACCOMPANYING NOTES.



                            ZEVEX International, Inc.

                      Consolidated Statements of Operations

                                                                          YEAR ENDED DECEMBER 31
                                                           -----------------------------------------------------
                                                                  2000             1999             1998
                                                           -----------------------------------------------------

Revenues:
   Product sales                                               $29,661,205       $21,070,153      $10,475,256
   Engineering services                                          1,117,422         1,956,055          609,157
                                                           -----------------------------------------------------
                                                                30,778,627        23,026,208       11,084,413

   Cost of sales                                                19,929,855        12,474,210        6,846,443
                                                           -----------------------------------------------------
Gross profit                                                    10,848,772        10,551,998        4,237,970

Operating expenses:
   General and administrative                                    5,169,944         4,357,273        2,609,763
   Selling and marketing                                         2,712,702         2,238,629        1,269,645
   Research and development                                        852,273           670,886          290,669
   Goodwill amortization                                           523,187           392,142                -
                                                           -----------------------------------------------------
                                                                 9,258,106         7,658,930        4,170,077
                                                           -----------------------------------------------------

Operating income                                                 1,590,666         2,893,068           67,893

Other income (expense):
   Interest / other income                                         506,858           235,148          567,991
   Interest expense                                               (703,686)         (481,615)         (92,152)
   Unrealized gain (loss) on marketable securities                       -           167,761          (68,370)
                                                           -----------------------------------------------------
Income before provision for income taxes                         1,393,838         2,814,362          475,362

Provision for income taxes                                        (669,698)       (1,187,989)        (113,169)
                                                           -----------------------------------------------------

Net income                                                   $     724,140       $ 1,626,373    $     362,193
                                                           =====================================================

Basic net income per common share                            $         .21      $        .48    $         .11
                                                           =====================================================

Diluted net income per common share                          $         .19      $        .47    $         .10
                                                           =====================================================

  SEE ACCOMPANYING NOTES.




                            ZEVEX International, Inc.

                 Consolidated Statements of Stockholders' Equity


                                                                   COMMON STOCK        ADDITIONAL PAID-IN    RETAINED      TREASURY
                                                            ---------------------------
                                                               SHARES        AMOUNT          CAPITAL         EARNINGS       STOCK
                                                            ------------------------------------------------------------------------

Balances at December 31, 1997                                  3,264,326     $3,265        $16,697,203       $2,565,229    $     -
   Comprehensive income:
     Net income                                                        -          -                  -          362,193          -
     Other comprehensive income, net of tax:
          Unrealized loss on available-for-sale securities             -          -                  -                -          -


   Total comprehensive income

   Exercise of stock options for cash                              9,550          9             33,485                -          -
   Exercise of warrants for cash                                  30,000         30            104,970                -          -
   Issuance of common stock for product line acquisition         115,000        115            546,135                -          -
   Purchase of 6,700 shares of treasury stock                          -          -                  -                -    (50,790)
                                                            ------------------------------------------------------------------------
Balances at December 31, 1998                                  3,418,876      3,419         17,381,793        2,927,422    (50,790)
   Comprehensive income:
     Net income                                                        -          -                  -        1,626,373          -
     Other comprehensive income, net of tax:
          Unrealized gain on available-for-sale securities             -          -                  -                -          -


   Total comprehensive income

   Exercise of stock options for cash                              1,850          2              6,173                -          -
   Purchase of warrants for cash                                       -          -         (1,175,000)               -          -
   Purchase of 10,000 shares of treasury stock                         -          -                  -                -    (45,731)
   Transfer of 16,700 shares of treasury stock to ESOP                 -          -                  -          (10,944)    96,521
                                                            ------------------------------------------------------------------------
 Balances at December 31, 1999                                 3,420,726      3,421         16,212,966        4,542,851          -
   Comprehensive income:
     Net income                                                        -          -                  -          724,140          -
     Other comprehensive income (loss), net of tax:
          Unrealized loss on available-for-sale securities             -          -                  -                -          -


   Total comprehensive loss

   Exercise of stock options for cash                             19,338         19             76,821                -          -
                                                            ------------------------------------------------------------------------
Balances at December 31, 2000                                  3,440,064     $3,440        $16,289,787       $5,266,991    $     -
                                                            ========================================================================


                                                                                 UNREALIZED (LOSS) GAIN
                                                                                 ON AVAILABLE-FOR-SALE

                                                                                      SECURITIES            TOTAL
                                                                               ----------------------------------------

Balances at December 31, 1997                                                          $       -         $19,265,697
   Comprehensive income:
     Net income                                                                                -             362,193
     Other comprehensive income, net of tax:
          Unrealized loss on available-for-sale securities                              (147,309)           (147,309)
                                                                                                       ----------------
                                                                                                       ----------------
   Total comprehensive income                                                                                214,884

   Exercise of stock options for cash                                                          -              33,494
   Exercise of warrants for cash                                                               -             105,000
   Issuance of common stock for product line acquisition                                       -             546,250
   Purchase of 6,700 shares of treasury stock                                                  -             (50,790)
                                                                               ----------------------------------------
Balances at December 31, 1998                                                           (147,309)         20,114,535
   Comprehensive income:
     Net income                                                                                -           1,626,373
     Other comprehensive income, net of tax:
          Unrealized gain on available-for-sale securities                               478,793             478,793
                                                                                                       ----------------
                                                                                                       ----------------
   Total comprehensive income                                                                              2,105,166

   Exercise of stock options for cash                                                          -               6,175
   Purchase of warrants for cash                                                               -          (1,175,000)
   Purchase of 10,000 shares of treasury stock                                                 -             (45,731)
   Transfer of 16,700 shares of treasury stock to ESOP                                         -              85,577
                                                                               ----------------------------------------
 Balances at December 31, 1999                                                           331,484          21,090,722
   Comprehensive income:
     Net income                                                                                -             724,140
     Other comprehensive income (loss), net of tax:
          Unrealized loss on available-for-sale securities                              (834,197)           (834,197)
                                                                                                       ----------------
                                                                                                       ----------------
   Total comprehensive loss                                                                                 (110,057)

   Exercise of stock options for cash                                                          -              76,840
                                                                               ----------------------------------------
Balances at December 31, 2000                                                          $(502,713)        $21,057,505
                                                                               ========================================

SEE ACCOMPANYING NOTES.



                            ZEVEX International, Inc.

                      Consolidated Statements of Cash Flows

                                                                        YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                                 2000            1999            1998
                                                            ------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                   $   724,140    $ 1,626,373     $   362,193
 Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
      Depreciation and amortization expense                     1,756,682      1,157,221         471,752
      Benefit for deferred income taxes                           (97,672)       (15,885)       (136,473)
      Realized gain on marketable securities                     (379,620)       (65,816)              -
      Unrealized (gain) loss on trading marketable                      -       (167,761)         68,370
        securities
      Changes in operating assets and liabilities, net of
        acquisitions:
        Restricted cash for sinking fund payment on
          industrial development bond                              (3,521)        95,500        (105,885)
        Accounts receivable                                    (1,657,860)    (2,408,048)       (989,046)
        Inventories                                            (3,360,100)       455,103      (1,612,638)
        Trading securities                                        313,992         80,623               -
        Prepaid expenses                                            5,598         32,007          12,411
        Other assets                                                4,184          5,228         (46,539)
        Accounts payable                                        1,077,780         58,836         260,235
        Accrued liabilities                                      (162,588)        43,630         112,384
        Income taxes payable/receivable                        (1,277,299)       906,418        (234,512)
                                                            ------------------------------------------------
 Net cash flows (used in) provided by operating activities     (3,056,284)     1,803,429      (1,837,748)

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                            (1,224,760)      (566,958)     (1,185,805)
 Purchase of businesses, net of cash acquired                           -              -      (9,480,313)
 Purchase of product line                                      (2,794,146)             -               -
 Purchases of available-for-sale marketable securities                  -     (1,827,150)     (1,698,235)
 Redemption of available-for-sale marketable securities           894,712      1,116,944      10,200,000
 Addition of patents and trademarks                               (21,430)        (4,370)        (27,511)
                                                            ------------------------------------------------
 Net cash flows used in investing activities                   (3,145,624)    (1,281,534)     (2,191,864)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from exercise of warrants                                     -              -         105,000
 Repurchase of common stock warrants                                    -     (1,175,000)              -
 Proceeds from exercise of stock options                           76,840          6,175          33,494
 Issuance of debt related to business acquisitions                      -              -       9,300,000
 Net proceeds from bank line of credit                          4,323,542      1,071,460         441,993
 Stock contribution to Employee Stock Ownership Plan                    -         85,577               -
 Purchase of treasury stock                                             -        (45,731)        (50,790)
 Payments related to business acquisitions                     (1,104,758)    (4,941,343)              -
 Payments on industrial development bond                         (100,000)      (100,000)       (100,000)
 Principal payments on capital leases                             (50,103)             -               -
                                                            ------------------------------------------------
 Net cash flows provided by (used in) financing activities      3,145,521     (5,098,862)      9,729,697
                                                            ------------------------------------------------
 Net (decrease) increase in cash and cash equivalents          (3,056,387)    (4,576,967)      5,700,085
 Cash and cash equivalents at beginning of year                 3,383,544      7,960,511       2,260,426
                                                            ------------------------------------------------
 Cash and cash equivalents at end of year                     $   327,157    $ 3,383,544     $ 7,960,511
                                                            ================================================

SEE ACCOMPANYING NOTES.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF ORGANIZATION AND BUSINESS

The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to ZEVEX International, Inc. on August 15, 1988. In November 1997, the Company reincorporated in Delaware. In December 1998, the Company acquired an additional product line and completed the acquisition of two additional subsidiaries (see Note 2). Additionally, the Company acquired a product line from Nestle USA, Inc. in April of 2000. The Company and its subsidiaries design and manufacture advanced medical devices, including surgical systems, device components, and sensors for medical and industrial technology companies. The Company and its subsidiaries also design, manufacture, and market their own medical devices using proprietary technologies. The Company's design and manufacturing service customers are primarily medical technology companies, which sell the Company's systems and devices under private labels or incorporate the Company's devices into their products. The Company also resells disposable accessories for use with some of its manufactured pump devices.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements at December 31, 2000 and 1999 include the accounts of ZEVEX International, Inc. (the Company) and its wholly-owned operating subsidiaries: ZEVEX, Inc., Aborn Electronics, Inc. (Aborn), and JTech Medical Industries, Inc. (JTech). The consolidated statement of operations for 1998 excludes the results of Aborn and JTech, because these two acquisitions were consummated as of December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

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

CONCENTRATION OF CREDIT RISK

The Company's financial instruments consist primarily of cash, cash equivalents, marketable securities, trade accounts receivable and certain debt issuances (see
Note 8). Cash and cash equivalents are held in federally insured financial institutions or invested in high grade short-term commercial paper issued by major United States corporations. Marketable securities consist principally of corporate stocks and high grade corporate and municipal bonds. The Company sells its products primarily to, and has trade receivables with, independent durable medical equipment manufacturers and dealers in the United States and abroad. The Company's customers accounting for more than 10% of net product sales were two, one, and three for the years ended December 31, 2000, 1999 and 1998, respectively (see Note 13). Less than 10% of product sales are to foreign customers.

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

MARKETABLE SECURITIES

The Company's marketable securities are comprised of equity securities classified as available-for-sale at December 31, 2000, and of debt and equity securities classified as trading or available-for-sale at December 31, 1999. Such securities are carried at their fair value based upon their quoted market prices at December 31, 2000 and 1999. Unrealized gains or losses for trading securities are included in income. Unrealized gains and losses on available-for-sale securities are reported, net of tax, in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity.

Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

The Company held no trading securities at December 31, 2000. Net unrealized holding gains (losses) on trading securities for the periods ending December 31, 1999 and 1998 of $167,761 and ($68,370), respectively, were included in net income. Net unrealized holding losses on available-for-sale securities for the periods ending December 31, 2000 and 1998 of $801,775 ($502,713 net of taxes) and $234,942 ($147,309 net of taxes), respectively, and net unrealized holding gains for the period ending December 31, 1999 of $528,683 ($331,484 net of taxes), are included in stockholders' equity.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over expected useful lives of three to twenty-five years using the straight-line method.

Major replacements and refurbishment costs, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are charged to costs and expenses as incurred.

PATENTS, TRADEMARKS, AND ACQUISITION COSTS

Acquisition costs and the costs of acquired and internally developed patents and trademarks are amortized over the lesser of fifteen years or the estimated useful life of the intangible asset on a straight-line basis. At December 31, 2000 and 1999, accumulated amortization related to patents, trademarks, and acquisition costs of $70,592 and $43,493, respectively, has been recorded by the Company. The Company periodically reviews the recoverability of its intangible assets and other long-term assets and, where impairment in value has occurred, such intangibles are written down to net realizable value.

GOODWILL

Goodwill is recorded at the lower of cost or its net realizable value and is being amortized on a straight-line basis over 15 to 23 years. At December 31, 2000 and 1999, accumulated amortization related to goodwill of $915,329 and $392,142, respectively, has been recorded by the Company. The Company periodically reviews the recoverability of these intangible assets in order to record them at their net realizable value.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, the Company assesses on an ongoing basis the recoverability of long-lived assets, comparing estimates of future undiscounted cash flows to net book value. If future undiscounted cash flow estimates were less than net book value, net book value would be reduced to fair value based on estimates of discounted cash flows. The Company also evaluates amortization periods of assets, including goodwill and other intangible costs, to determine if events or circumstances warrant revised estimates of useful lives.

INCOME TAXES

The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (APB 25) and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS FOR INTERNAL USE

In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 98-1 ("SOP 98-1"), ACCOUNTING FOR THE COSTS OF SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 provides guidance for capitalization of internal and external costs associated with the development or purchase of software for internal use. The Company adopted SOP 98-1 as required and capitalizes internal and external costs to develop or obtain internal use software during the application development stage. Costs incurred during the preliminary project stage are expensed as incurred, as are training and maintenance costs. The Company capitalized $606,049 relating to a new accounting system during the third and fourth quarter of 2000 and recorded related amortization expense of $75,527. Amortization is computed using the straight-line method over the estimated useful life of the assets, which has been determined to be 3 years.

ADVERTISING COSTS

Advertising costs are expensed during the year in which they are incurred. Advertising expenses were $249,542, $284,452 and $137,627, respectively, for the years ended December 31, 2000, 1999 and 1998.

REVENUE RECOGNITION

The Company records revenue from the sale of manufactured products upon shipment. Shipping and handling costs are expensed as incurred and are included in cost of sales. Revenue from contracts to perform engineering design and product development services are generally recognized as milestones are achieved; costs are expensed as incurred.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company adopted SAB 101 in the fourth quarter of 2000. As expected, SAB 101 did not have a material effect on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for the Company as of January 1, 2001. The new rule establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Historically, the Company has not used derivative instruments, and the Company does not hold any derivative instruments at December 31, 2000. As a result, the Company does not expect that the adoption of SFAS No. 133, as amended, will have a significant effect on earnings or the financial position of the Company.

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

Net income as presented on the statements of operations represents the numerator used in calculating basic and diluted net income per common share. The following table sets forth the computation of the shares used in determining basic and diluted net income per common share for the years ended December 31:



(IN THOUSANDS)                                                    2000            1999           1998
                                                              -------------- --------------- --------------

Denominator for basic net income per common share -
   weighted average shares                                         3,425          3,413           3,298
Dilutive securities: warrants and stock options
                                                                     323             25             428
                                                              -------------- --------------- --------------
Denominator for diluted net income per common share -
   adjusted weighted average shares
                                                                   3,748          3,438           3,726
                                                              ============== =============== ==============


Options, convertible debentures, and warrants to purchase approximately 595,000, 597,000 and 495,000 shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

All shares  held in the  Company's  Employee  Stock  Ownership  Plan  (ESOP) are
considered   outstanding   for  both  basic  and  diluted   earnings  per  share
calculations.

SUPPLEMENTAL CASH FLOW INFORMATION

 Supplemental disclosures of cash flow information were as follows:



                                                               2000            1999           1998
                                                          -----------------------------------------------

 Cash paid during the year for:
    Interest                                               $     679,283  $     402,191    $    92,887
    Income taxes                                               2,122,006        263,279        481,589

 Schedule of non-cash investing and financing activities:
    Issuance of common stock for acquisition
      of Nutrition Medical product line                                -              -        546,250
    Issuance of convertible debentures for earn-out
      provisions relating to prior year acquisitions
                                                                       -      2,253,826              -
    Unrealized (loss) gain on available-for-sale
      marketable securities                                   (1,330,458)       763,625       (234,942)
    Equipment acquired under capital leases                      662,720              -              -
    Purchase price adjustments related to earn-out
      provisions for prior year business acquisitions
                                                                 (52,537)             -              -
    Payable for earn-out provisions relating to current
      year product line acquisition                            1,000,000              -              -


2.  ACQUISITIONS

On April 6, 2000, the Company acquired the enteral nutrition delivery device business of Nestle USA, Inc. ("Nestle") in an asset purchase. The assets acquired included over 19,500 enteral feeding pumps owned by Nestle and placed with various health care facilities under arrangements whereby the facilities agree to purchase disposable accessories for use with Nestle pumps. The assets purchased also included Nestle's line of pump accessories, including administration sets, feeding tubes, irrigation kits, and ancillary devices for pumps, and all associated intellectual property. The purchase price was approximately $3,800,000, which included the purchase of Nestle inventory (accessories) for approximately $1,210,000 and the purchase of enteral feeding pumps for approximately $1,970,000. The excess of the purchase price over the fair value of the assets acquired was approximately $620,000, which the Company recorded as goodwill. The goodwill will be amortized over 15 years. On December 31, 1998, the Company acquired all of the issued and outstanding capital stock of Aborn, a California corporation engaged in designing, developing and manufacturing optical sensor components for medical and industrial applications. These components are incorporated into the end products of Aborn's design and manufacturing service customers, which are primarily medical products and electronic products companies. The aggregate purchase price of $5,100,000 was paid in cash of $1,850,000 and a 7% interest bearing convertible debenture of $1,350,000.

The purchase price also included an earn-out provision that provides additional consideration, not to exceed cash of $950,000 and a convertible debenture of $950,000, which was triggered based on Aborn achieving certain levels of revenue and pretax income for the year ended December 31, 1999. Based on the earn-out formula, additional consideration equal to the full $1,900,000 was earned and was recorded as an adjustment to goodwill at December 31, 1999. The convertible debentures are convertible into ZEVEX common stock at $11 per share between one to three years from the issuance dates. The acquisition has been accounted for as a purchase.

On December 31, 1998, the Company acquired all of the issued and outstanding capital stock of JTech, a Utah corporation engaged in designing, developing and manufacturing advanced medical devices for use in several medical specialties, including occupational medicine, orthopedics, physical medicine and rehabilitation, chiropractic, physical therapy, neurology, podiatry and athletic training. JTech also provides educational products and services, such as in-office training, seminars, and multimedia disks. The aggregate purchase price of $7,250,000 was paid in cash of $3,100,000 and a 8% interest bearing convertible debenture of $3,000,000. The purchase price also included earn-out provisions related to the years ending December 31, 1999 and 2001 that provide additional consideration, not to exceed, in total, cash of $575,000 and a convertible debenture of $575,000, which are triggered based on JTech achieving certain levels of revenue and pretax income. Based on the earn-out formula, the Company estimated that additional consideration equal to approximately $350,000 had been earned for the year ended December 31, 1999, which was recorded as an adjustment to goodwill at that date. The convertible debentures are convertible into ZEVEX common stock at $11 per share between one to three years from the issuance dates. The acquisition has been accounted for as a purchase.

In 2000, upon finalization of the earn-out calculations for JTech and Aborn, a total reduction of $52,537 was recorded to goodwill.

The unaudited pro forma results of operations assuming consummation of the Aborn and JTech acquisitions as of January 1, 1998 are as follows:

                                                            1998
                                                     --------------------

Revenues                                               $    15,131,000
Net income                                                     461,000

Basic net income per common share                      $           .14
Diluted net income per common share                    $           .12
                                                     ====================

In addition, on December 23, 1998, the Company acquired a product line of enteral feeding pumps from Nutrition Medical, Inc. to complement its own existing product line. The aggregate purchase price of $1,072,469 was paid in cash of $500,000 and 115,000 shares of the Company's common stock. In addition, Nutrition Medical, Inc. entered into a noncompete agreement. The acquisition has been accounted for as a purchase.

3.  INVENTORIES

Inventories consist of the following at December 31, 2000 and 1999:

                                      2000               1999
                               ---------------------------------------

Materials                            $4,832,947         $2,228,174
Work in Progress                      1,057,146          1,867,894
Finished goods, including
   completed subassemblies            3,797,353          1,023,223
                               ---------------------------------------
                                     $9,687,446         $5,119,291
                               =======================================

4.  MARKETABLE SECURITIES

The following is a summary of marketable securities at December 31, 2000:



                                                        GROSS             GROSS
                                                      UNREALIZED        UNREALIZED     ESTIMATED FAIR
                                        COST             GAINS            LOSSES            VALUE
                                  ----------------- ---------------- ----------------- -----------------

AVAILABLE-FOR-SALE
Equity securities                      $1,867,050        $      -        $801,775           $1,065,275
                                  ----------------- ---------------- ----------------- -----------------
Total Marketable Securities            $1,867,050        $      -        $801,775           $1,065,275
                                  ================= ================ ================= =================


The following is a summary of marketable securities at December 31, 1999:



                                                     GROSS UNREALIZED GROSS UNREALIZED   ESTIMATED FAIR
                                         COST             GAINS            LOSSES            VALUE
                                   ----------------- ---------------------------------- -----------------

AVAILABLE-FOR-SALE
U.S. corporate securities           $     254,817      $          -         $     -      $     254,817
Equity securities                       2,138,817           528,683               -          2,667,500
                                   ----------------- ---------------------------------- -----------------
                                        2,393,634           528,683               -          2,922,317
TRADING
Equity Securities                               -           302,500               -            302,500
                                   ----------------- ---------------------------------- -----------------
Total Marketable Securities         $   2,393,634      $    831,183         $     -         $3,224,817
                                   ================= ================================== =================

The amortized cost and estimated fair value of debt and marketable equity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.



                                        DECEMBER 31, 2000                DECEMBER 31, 1999
                                                    ESTIMATED                        ESTIMATED
                                      COST          FAIR VALUE         COST         FAIR VALUE
                                -------------------------------------------------------------------

U.S. corporate securities:
   Due within 1 year                 $        -       $        -     $  254,817        $  254,817
Equity securities                     1,867,050        1,065,275      2,138,817         2,970,000
                                ------------------------------------------------------------------
Total                                $1,867,050       $1,065,275     $2,393,634        $3,224,817
                                ===================================================================


5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:



                                                                     2000                1999
                                                               ------------------ -------------------

Machinery and equipment                                         $    1,096,236         $1,073,531
Stationary enteral feeding pumps                                     3,172,950            375,000
Furniture and fixtures                                               1,584,039          1,290,979
Software                                                               606,049                  -
Tooling costs                                                          992,344            914,610
Building                                                             2,853,880          2,841,005
Land                                                                 1,084,415          1,084,415
                                                               ------------------ -------------------
                                                                    11,389,913          7,579,540
Less accumulated depreciation and amortization                       3,410,852          2,245,963
                                                               ------------------ -------------------
                                                                $    7,979,061         $5,333,577
                                                               ================== ===================


Stationary enteral feeding pumps represent acquired and self-constructed pumps that are placed with businesses and other users (at little or no cost to the users) under arrangements in which the pump users have an obligation to buy disposable products from the Company while they are using the pumps. To the extent that the users discontinue purchase of the disposables, the pumps are returned to the Company.

Depreciation and amortization expense (including software amortization expense) for property and equipment for the years ended December 31, 2000, 1999 and 1998 amounted to $1,206,396, $739,024 and $462,031, respectively.

6.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                              2000               1999
                                       ------------------- ------------------

Accrued payroll and
   related taxes and benefits                 $263,498            $478,639
Accrued vacation                               110,685             102,535
Warranty reserve                                85,000              65,000
Accrued interest                               110,081              85,678
                                       ------------------- ------------------
                                              $569,264            $731,852
                                       =================== ==================

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

Significant components of the Company's net deferred income taxes as of December 31 are as follows:



                                                                          2000                1999
                                                                     ------------------- -------------------

Deferred tax assets:
    Non-deductible accruals and expenses                                  $    329,614        $    199,755
    Unrealized loss on available-for-sale securities                           299,062                   -
                                                                     ------------------- -------------------
Total deferred tax assets                                                      628,676             199,755

Deferred tax liabilities:
    Fixed asset and other basis differences                                   (151,667)             (6,648)
    Unrealized gains on trading securities                                           -            (112,833)
    Unrealized gains on available-for-sale securities                                -            (197,198)
                                                                     ------------------- -------------------
Total deferred tax liabilities                                                (151,667)           (316,679)
                                                                     ------------------- -------------------
                                                                          $    477,009        $   (116,924)
                                                                     =================== ===================

The provision for income taxes consists of the following:



                                                              2000               1999             1998
                                                        ------------------ ----------------- ----------------

Current taxes:
    Federal                                               $    (725,521)     $(1,063,807)        $(165,840)
    State                                                      (114,387)          (199,595)        (24,244)
    R&D credit                                                   72,537             59,528          28,075

Deferred taxes:
    Federal                                                      89,031             14,480          44,519
    State                                                         8,642              1,405           4,321
                                                        ------------------ ----------------- ----------------

Provision for income taxes                                $  (669,698)       $(1,187,989)        $(113,169)
                                                        ================== ================= ================


The actual tax expense differs from the 34% Federal statutory rate as follows:



                                                              2000               1999             1998
                                                        ------------------ ----------------- ----------------

Expected tax expense at federal rate                      $    (473,905)                 $       $(161,623)
                                                                           (956,883)
State income tax expense, net of federal benefit
                                                                (69,792)          (130,805)        (15,687)
Research and development credit                                  72,537             59,528          28,075
Non-deductible goodwill amortization                           (172,464)          (135,142)              -
Other non-deductible expenses                                   (23,097)           (28,750)        (11,985)
Tax-exempt interest                                                   -                  -          57,549
Other                                                            (2,977)             4,063          (9,498)
                                                        ------------------ ----------------- ----------------
Total provision for income taxes                          $    (669,698)       $(1,187,989)      $(113,169)
                                                        ================== ================= ================


8.  DEBT

BANK LINES OF CREDIT

The Company renewed its line of credit arrangement with a financial institution for $7 million. The line matures on May 31, 2001. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which is 9.5% at December 31, 2000 and 8.5% at December 31, 1999. The Company's balance on its line of credit was $5,936,995 at December 31, 2000 and $1,613,453 at December 31, 1999. Under the line of credit agreement, the Company is restricted from declaring cash dividends and must maintain certain levels of working capital and meet certain other financial covenants.

INDUSTRIAL DEVELOPMENT BOND

On October 30, 1996, the Company completed a transaction defined as "Murray City, Utah, Adjustable Rate Industrial Development Revenue Bonds, Series 1997 (ZEVEX, Inc. Project)" in the amount of $2,000,000. The bonds are secured by an irrevocable Letter of Credit issued by a bank, which is subject to expiration no later than April 15, 2002. The bonds bear interest at an adjustable rate based on the weekly tax-exempt floater rate as determined by the remarketing agent. The bonds mature on October 1, 2016. Principal reductions occur in the amount of $100,000 per year. The outstanding balance was $1,700,000 at December 31, 2000, of which $100,000 is classified as current.

CONVERTIBLE DEBT

In connection with the acquisitions of Aborn and JTech, the Company issued $1,350,000 in 7% interest bearing convertible debentures and $3,000,000 in 8% interest bearing convertible debentures, respectively (see Note 2). Accrued interest is due and payable quarterly beginning on April 1, 1999. All accrued interest and principal is due and payable January 6, 2002. The debentures are convertible to common stock between January 6, 2000 and January 6, 2002 at $11 per share. The convertible debt increased from original amounts at the acquisition date to $5,447,188 at the end of 2000 due to the earn-out provisions (see Note 2).

9.  LEASE COMMITMENTS

During the year ended December 31, 2000, the Company acquired certain equipment with a cost of $662,720 under capital leases with terms of four years or less. Accumulated depreciation related to such equipment of $82,689 has been recorded by the Company at December 31, 2000, which is included with depreciation and amortization expense for the year then ended.

Future minimum lease payments under capital leases consisted of the following at December 31, 2000:

          FISCAL YEAR
          2001                                             $198,000
          2002                                              198,000
          2003                                              198,000
          2004                                              127,520
          2005                                                    -
                                                           ---------
          Total minimum lease payments                      721,520
          Amount representing interest                      108,903
                                                           ---------
          Present value of minimum lease payments           612,617
          Current portion                                   148,783
                                                           ---------
          Long-term portion                                $463,834
                                                           =========

The Company has entered into certain cancelable operating leases. Rental expense for the years ended December 31, 2000 and 1999 was $54,562 and $15,563, respectively. There was no rental expense related to 1998.

10.  EMPLOYEE BENEFIT PLANS

401(K) PROFIT SHARING PLAN

During 1991, the Company established a qualified 401(k) profit sharing plan covering substantially all employees. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make a contribution of an additional amount of up to four percent (4%) of the eligible employees' salary and a discretionary amount to be determined each year by the Board of Directors. Employees are fully vested in employer contributions after seven years. Contributions to the plan for the years ended December 31, 2000, 1999 and 1998 were $115,791, $143,645 and $98,865, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

Effective October 14, 1993, the Company adopted an Employee Stock Ownership Plan that covers all employees who are over the age of 21, have been employed for at least 90 days, and who provide at least 1,000 hours of service.

Full vesting will occur after seven years of service or upon normal retirement at 65 years of age. Contributions to the plan are at the discretion of the Board of Directors with no minimum annual funding requirements. Contributions to the plan will be primarily made with common stock of the Company.

No contributions were made for the years ended December 31, 2000 and 1998. A contribution of 16,700 shares with a value of $85,577 was made to the Employee Stock Ownership Plan in December 1999.

11.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of $.001 par value preferred stock. None of the preferred stock was issued or outstanding at December 31, 2000.

WARRANTS

In February 1997, the Company issued 500,000 warrants in connection with a $1,250,000 private placement offering. During 1998, 30,000 warrants were exercised for a total consideration of $105,000 and in 1999, the remaining 470,000 warrants were purchased by the Company for cash of $1,175,000.

In connection with the secondary public offering in November 1997, the Company issued the underwriters warrants to purchase 100,000 shares of common stock at $15 per share. The underwriters paid a price of $.01 per warrant. These warrants expire 5 years from the date of the offering. These warrants are entitled to certain registration rights.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

At December 31, 2000, the Company had reserved 1,719,901 shares of common stock for future issuance, including 595,199 shares reserved for exercise of warrants and debentures and 1,124,702 shares reserved under the Company's stock option plans.

STOCK OPTION PLANS

In September 1997, the Board of Directors consolidated its previous three stock option plans into one plan and established the Amended 1993 Stock Option Plan (the "1993 Plan"). Under the 1993 Plan, 600,000 shares of common stock were authorized for issuance, subject to adjustment for such matters as stock splits and stock dividends.

The 1993 Plan provides for the grant of incentive stock options, stock appreciation rights, and stock awards to eligible participants and may be administered by the Board of Directors or by the Compensation Committee.

All options granted under the 1993 Plan expire after five to seven years from the grant date and become exercisable no later than four years from the grant date.

During 1999, the Board of Directors established the 1999 Stock Option Plan (the "1999 Plan"), which was ratified by shareholders in June 1999. The 1999 Plan authorized 600,000 shares of common stock for issuance, subject to adjustment for such matters as stock splits and stock dividends.

The 1999 Plan provides for the grant of incentive stock options, stock appreciation rights, and stock awards to eligible participants and may be administered by the Board of Directors or by the Compensation Committee.

All options granted under the 1999 Plan expire after five to ten years from the grant date and become exercisable either immediately or up to six years from the grant date.

A summary of stock option activity for both plans, and related information for the years ended December 31, 1998, 1999 and 2000 follows:



                                                          OUTSTANDING STOCK OPTIONS
                                        SHARES       ------------------------------------    WEIGHTED-
                                        AVAILABLE       NUMBER OF           PRICE             AVERAGE
                                        FOR GRANT        SHARES           PER SHARE        EXERCISE PRICE
                                     -------------------------------- --------------------------------------

Balance at December 31, 1997               241,700        313,690        $2.50-17.50             $12.39
   Options granted                        (390,000)       390,000           5.00-7.64              6.48
   Options exercised                             -         (9,550)          2.50-5.00              3.51
   Options canceled                        299,500       (299,500)         3.50-17.50             15.77
                                     -------------------------------- --------------------------------------

Balance at December 31, 1998               151,200        394,640           2.50-5.00              4.76
   Additional authorization                600,000              -                   -                 -
   Options granted                        (331,000)       331,000           4.88-5.00              4.98
   Options exercised                             -         (1,850)          2.50-5.00              3.34
   Options canceled                         19,750        (19,750)          2.50-5.00              4.71
                                     -------------------------------- --------------------------------------
Balance at December 31, 1999               439,950        704,040           2.50-5.00              4.80
   Options granted                        (322,000)       322,000           4.75-7.00              4.77
   Options exercised                             -        (19,338)          2.50-5.00              3.99
   Options canceled                         96,067        (96,017)          3.50-5.25              4.98
                                     -------------------------------- --------------------------------------
Balance at December 31, 2000               214,017        910,685          $2.50-7.00             $4.84
                                     ================================ ======================================


During 1998, the Company canceled options to purchase up to 298,000 shares with exercise prices ranging from $7.63 to $17.50 and regranted options to purchase the same number shares at an exercise price of $5.00 per share. Of these 298,000 options, 212,000 were outstanding at the beginning of 1998, with the remaining 86,000 shares granted in early 1998.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rate of 5.3%, 4.7% and 5.3%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .85, .68, and .88; and a weighted-average expected life of the option of 3.5, 3.6, and 4 years. The estimated weighted average fair value of options granted in the years ended December 31, 2000, 1999 and 1998 were $2.85, $2.53 and $3.29, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Because the effect of SFAS No. 123 is prospective, the initial impact on pro forma net income may not be representative of compensation expense in future years.

For the years ended  December 31,  2000,  1999,  and 1998,  pro forma net income
(loss) and pro forma net income (loss) per common share were as follows:



                                                    2000          1999           1998
                                                  --------     ----------      ---------

Pro forma net income (loss)                       $415,505     $1,072,713      $(96,762)
Pro forma basic net income per common share            .12              .31        (.03)
Pro forma diluted net income per common share          .11              .31        (.03)


Additionally, SFAS No. 123 requires that companies with wide ranges between the high and low exercise prices of its stock options segregate the exercise prices into ranges that are meaningful for assessing the timing and number of additional shares that may be issued and the cash that may be received as a result of the option exercises.

Below are the segregated ranges of exercise prices as of December 31, 2000:



                         OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
- ----------------------------------------------------------------------  ---------------------------------
                                       WEIGHTED
                                        AVERAGE          WEIGHTED                            WEIGHTED
    RANGE OF                           REMAINING         AVERAGE                             AVERAGE
    EXERCISE           NUMBER         CONTRACTUAL        EXERCISE            NUMBER          EXERCISE
     PRICES          OUTSTANDING         LIFE             PRICE           EXERCISABLE         PRICE
- ----------------- ---------------------------------- -----------------  ----------------- ---------------

   $2.50-3.85             40,000        1.10 YEARS         $3.58                40,000          $3.58
    4.50-7.00            870,685        4.55 YEARS          4.90               307,630           4.98
- ----------------- ---------------------------------- -----------------  ----------------- ---------------
    $2.5-7.00            910,685        4.40 YEARS         $4.84               347,630          $4.82
================= ================================== =================  ================= ===============


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

     BANK LINE OF CREDIT, CONVERTIBLE DEBT AND INDUSTRIAL DEVELOPMENT BOND: The fair values of the Company's bank line of credit and long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments are as follows:



                                                    2000                               1999
                                     ----------------------------------------------------------------------
                                     CARRYING AMOUNT         FAIR       CARRYING AMOUNT         FAIR
                                                            VALUE                              VALUE
                                     ----------------- ---------------------------------- -----------------

Cash and cash equivalents                $  327,157        $  327,157       $3,383,544         $3,383,544
Marketable securities:
   Trading securities                             -                 -          302,500            302,500
   Available-for-sale securities          1,065,275         1,065,275        2,922,317          2,922,317
Bank line of credit                       5,936,995         5,936,995        1,613,453          1,613,453
Convertible debt                          5,447,188         5,348,414        5,470,000          5,378,376
Industrial development bond               1,700,000         1,700,000        1,800,000          1,800,000


13.  MAJOR CUSTOMERS

Sales to major customers for the years ended December 31, 2000, 1999 and 1998 are summarized as follows (percent of product sales):

                            YEAR ENDED DECEMBER 31,
               ----------------------------------------------------
                     2000             1999              1998
               ----------------- ---------------- -----------------
Customer A            *%                   *%              16%
Customer B           10%                  13%              15%
Customer C            *%                   *%              13%
Customer D           14%                   *%               *%
               ----------------- ---------------- -----------------
                     24%                  13%              44%
               ================= ================ =================
- -----------------
* Less than 10% of sales.

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

In addition, these certain stockholders were granted the right to appoint one member to the Company's Board of Directors. These stockholders exercised this right with their nomination of Kirk Blosch in June 1998. Mr. Blosch resigned from the Board in November 2000. At that time, these stockholders did not exercise their right to appoint another member to the Company's Board of Directors.

Of the 470,000 warrants purchased by the Company in 1999 (see Note 11), 350,000 were purchased from a related party for $875,000.

On December 31, 1998, the Company acquired JTech pursuant to a Stock Purchase Agreement among the Company and the four shareholders of JTech (the "JTech Stock Purchase"). Leonard C. Smith, one of the selling JTech shareholders, received $1,311,188 in cash and a convertible debenture in connection with the JTech Stock Purchase. The convertible debenture, in the principal amount of $1,363,594 (inclusive of the 1999 earn-out provision) is due January 6, 2002 and is convertible to common stock at Mr. Smith's option during the period from January 6, 2000 to January 6, 2002 at $11 per share.


JTech also entered into an Employment Agreement with Leonard C. Smith, dated December 31, 1998, which provides that Mr. Smith serve as President of JTech for three years at a salary of $100,000 per year. Pursuant to the employment agreement, Mr. Smith also received an option to purchase 40,000 shares of the Company's common stock, vesting over four years, at $5.00 per share, the closing price of such stock on Nasdaq on the date of the JTech Stock Purchase. Mr. Smith was appointed to fill a vacancy on the Company's Board of Directors, effective April 26, 1999. Mr. Smith's term on the Board will expire at the 2001 annual meeting of shareholders, but is subject to extension based upon election. On September 1, 2000, Mr. Smith was also appointed to serve as President of ZEVEX International, Inc. and of ZEVEX, Inc.