Form 10-Q
period 2001-03-31
ZEVEX INTERNATIONAL INC
filed 2001-05-11
CIK 827056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 25, 2001, the Company had outstanding 3,440,197 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. (the "Company") files herewith balance sheets of the Company as of March 31, 2001, and December 31, 2000, and the related statements of operations and cash flows for the respective three month periods ended March 31, 2001 and 2000. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2000.

                            ZEVEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31                     December 31
                                                                             2001                          2000
                                                                          (unaudited)
                                                                        ----------------               ---------------
                                                                        ----------------               ---------------
                                                      ASSETS
Current assets:
              Cash and cash equivalents                                       $ 923,601                     $ 327,157
              Restricted cash for sinking
                 fund payment on IDB                                            116,283                        90,070
              Accounts receivable                                             6,636,395                     7,501,089
              Inventories                                                     8,992,460                     9,687,446
              Marketable securities                                             952,369                     1,065,275
              Other current assets                                                9,868                         9,867
              Deferred income taxes                                             638,622                       628,676
              Income taxes receivable                                           238,876                       319,990
              Prepaid expenses                                                   30,218                        27,956
                                                                                 ------                        ------
                              Total current assets                           18,538,692                     19,657526

              Property and equipment, net                                     8,052,334                     7,979,061
              Patents, trademarks and acquisition costs, net                    338,870                       343,685
              Goodwill, net                                                  10,554,995                    10,688,271
              Other assets                                                       25,691                        19,419
                                                                                 ------                        ------
                                                                           $ 37,510,582                  $ 38,687,962
                                                                           ============                  ============

                                        LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
              Accounts payable                                              $ 1,245,659                   $ 2,212,726
              Other accrued expenses                                            603,799                       569,264
              Bank line of credit                                             4,134,772                     5,936,995
              Current portion of industrial development bond                    100,000                       100,000
              Payable related to business acquisition and
              convertible debt, short-term                                    5,350,000                     1,000,000
              Current portion of capital lease obligation                       651,755                       148,783
                                                                             ----------                --------------
                              Total current liabilities                      12,085,985                     9,967,768

            Deferred income taxes                                              173,585                        151,667
            Industrial development bond                                      1,600,000                      1,600,000
            Convertible debt, long-term                                      1,097,188                      5,447,188
            Capital lease obligation                                         1,424,910                        463,834

Stockholders' equity:
              Common stock, $.001 par value: authorized
              10,000,000  shares, issued 3,440,197 and 3,440,064
              respectively at March 31, 2001 and December 31, 2000                3,440                         3,440
              Additional paid in capital                                     16,290,452                    16,289,787
              Unrealized loss on  marketable securities, net                  (519,431)                     (502,713)
              Retained earnings                                               5,354,453                     5,266,991
                                                                        ---------------                  ------------
                             Total stockholders' equity                      21,128,914                    21,057,505
                                                                        ---------------                    ----------
                                                                           $ 37,510,582                  $ 38,687,962
                                                                           ============                  ============
See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                 Three months ended
                                                      March 31,
                                              2001                 2000
                                        -----------------     ----------------
                                          (unaudited)           (unaudited)
Revenue:
   Product sales                            $  7,031,447      $     5,415,772
   Engineering services                          360,972              242,275
                                        -----------------     ----------------
                                               7,392,419            5,658,047
Cost of sales                                  4,502,722            3,128,614
                                        -----------------     ----------------
Gross profit                                   2,889,697            2,529,433

Operating expenses:
   General and administrative                  1,526,072            1,223,007
   Selling and marketing                         640,777              582,027
   Goodwill amortization                         143,194              126,785
   Research and development                      122,260              215,983
                                        -----------------     ----------------

Total operating expenses                       2,432,303            2,147,802
                                        -----------------     ----------------
                                        -----------------     ----------------

Operating income                                 457,394              381,631
Other income (expense)
   Interest income                                 1,326               37,969
   Interest expense                            (309,206)            (141,713)
   Gain on sale of marketable
    securities                                    40,978              298,048
                                        -----------------     ----------------
Income before provision for
   income taxes                                  190,492              575,935

Provision for income taxes                     (103,030)            (255,920)
                                        -----------------     ----------------

Net income                                  $    87,462      $        320,015
                                        =================     ================

Basic net income per share                 $        .03      $            .09
                                        =================     ================
Weighted average shares
   Outstanding                                3,440,065             3,422,767
                                        =================     ================
Diluted net income per share               $        .03      $            .09
                                        =================     ================
Diluted weighted average shares
   Outstanding                                 3,466,271            3,766,946
                                        =================     ================


See accompanying notes.



                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Three months ended
                                                                                     March 31,
                                                                              2001               2000
                                                                         ---------------    ----------------
                                                                          (unaudited)         (unaudited)
Cash flows from operating activities
Net income                                                                    $  87,462          $  320,015
Adjustments  to reconcile  net income to net cash provided by (used in)
operating activities:
      Depreciation and amortization                                             515,255             318,656
      Deferred income taxes                                                      21,918            (39,946)
      Realized gain on marketable securities                                   (40,978)           (298,048)
      Changes in operating assets and liabilities:
         Restricted cash for sinking fund payment
            on industrial development bond                                     (26,213)            (26,179)
         Accounts receivable                                                    864,694           (144,298)
         Trading securities                                                          --             313,993
         Inventories                                                            694,986         (1,123,887)
         Prepaid expenses                                                       (2,262)               3,860
         Other assets                                                           (6,273)                 537
         Accounts payable                                                     (967,067)             960,395
         Accrued and other liabilities                                           34,535           (116,002)
         Income taxes receivable/payable                                         81,114           (512,122)
                                                                         ---------------    ----------------
Net cash provided by (used in) operating activities                           1,257,171           (343,026)
Cash flows from investing activities
Purchase of property and equipment                                            (448,355)           (157,646)
Additions of patents and trademarks                                             (2,082)             (8,457)
Redemption of available-for-sale marketable securities                          127,221             508,223
                                                                         ---------------    ----------------
Net cash (used in) provided by investing activities                           (323,216)             342,120
Cash flows from financing activities
Proceeds from capital leases                                                  1,500,000                  --
Payments on capital leases                                                     (35,952)                  --
Repayment of bank line of credit                                            (1,802,223)           (399,319)
Proceeds from exercise of stock options                                             665              52,845
                                                                         --------------- -- ----------------
Net cash used in financing activities                                         (337,510)           (346,474)
                                                                         ---------------    ----------------
Net increase (decrease) in cash and cash equivalents                            596,444           (347,380)
Cash and cash equivalents at beginning of period                                327,157           3,383,544
                                                                         ---------------    ----------------
Cash and cash equivalents at end of period                                    $ 923,601         $ 3,036,164
                                                                         ===============    ================

Supplemental disclosure:
Non-cash activities
Unrealized (loss) gain on available-for-sale marketable securities           $ (26,663)          $  138,855

See accompanying notes.


                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

1.  Summary of Significant Accounting Policies

Description of Organization and Business


The Company was incorporated under the laws of the State of Nevada on December 30, 1987 under the name Downey Industries, Inc. In1988, the Company changed its name to ZEVEX International, Inc. and reincorporated into Delaware as a Delaware corporation during 1997. The Company holds three wholly owned subsidiaries, ZEVEX, Inc., a Delaware corporation, JTech Medical Technologies, a Utah corporation, and Aborn Electronics, Inc., a California corporation. The Company designs, manufactures and markets medical devices for enteral delivery and musculoskeletal evaluation through its wholly owned subsidiaries. The Company also designs and manufactures advanced medical devices, including surgical systems, device components, and sensors for medical technology companies.


Principles of Consolidation


The consolidated balance sheets at March 31, 2001 and December 31, 2000 include the accounts of ZEVEX International, Inc. and its three wholly-owned operating subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information along with the instructions to Form 10-Q of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 2000 Annual Report on SEC Form 10-K.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not indicative of the results of operations to be expected for a full year.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for the Company as of January 1, 2001. The new rule establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Historically, the Company has not used derivative instruments, and the Company does not hold any derivative instruments at December 31, 2000. The Company adopted SFAS No. 133, as amended, in the first quarter of 2001. The adoption of SFAS No. 133 did not have an impact on earnings or the financial position of the Company, as expected.



2.  Bank Line of Credit

The Company renewed its line of credit arrangement with a financial institution with availability of $7 million. The line matures on May 31, 2001. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, 8.0% at March 31, 2001 and 9.5% at December 31, 2000. The Company's balance on its line of credit was $4,134,772 at March 31, 2001 and $5,936,995 at December 31, 2000. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of March 31, 2001, the Company was in compliance with these financial covenants.

3.  Related Party Transactions

On December 31, 1998, the Company acquired JTech pursuant to a Stock Purchase Agreement between the Company and the four shareholders of JTech (the "JTech Stock Purchase"). Leonard C. Smith, one of the selling JTech shareholders, received $1,311,188 in cash and a convertible debenture in connection with the JTech Stock Purchase. The convertible debenture, in the principal amount of $1,290,000, is due January 6, 2002 and is convertible at Mr. Smith's option during the period from January 6, 2000 to January 6, 2002 at $11 per share. On April 3, 2000 Mr. Smith received $73,594 in cash and a convertible debenture in connection with the earn-out portion of the JTech Stock Purchase. The convertible debenture, in the principal amount of $73,594, is due March 31, 2002 and is convertible at Mr. Smith's option during the period from March 31, 2000 to March 31, 2002 at $11 per share.

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

4.   Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the three months ending March 31, 2001, the Company's comprehensive income was $16,718 (net of tax effect) lower than net income reported on the Company's financial statements. For the three months ending March 31, 2000, the Company's comprehensive income was $87,062 (net of tax effect) higher than net income reported on the Company's financial statements.

5. Inventories

Inventories consist of the following:

                                                        March 31, 2001     December 31, 2000
                                                      ------------------------------------------

Materials                                                $    4,748,108     $    4,832,947
Work in Progress                                              1,058,069          1,057,146
Finished goods, including completed subassemblies             3,186,283          3,797,353
                                                      ------------------------------------------
                                                         $    8,992,460     $    9,687,446
                                                      ==========================================


6. Net Income Per Common Share

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

-------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


General

Through its three wholly owned subsidiaries, ZEVEX(R)International, Inc.
(the "Company") is in the business of designing, manufacturing and distributing medical devices. The Company's subsidiary, ZEVEX Inc., provides products for enteral nutrition delivery. Through its OEM division, ZEVEX Inc. is also a contract manufacturer of medical devices, which include ultrasonic sensors, surgical handpieces, and electronic instruments. The Company's subsidiary, Aborn Electronics, Inc., specializes in the design and manufacturing of
optoelectronic components.   The Company's subsidiary, JTech Medical Industries,
Inc., ("JTech") provides musculoskeletal evaluation products to chiropractors, occupational therapists, osteopaths, and physical therapists.


Results of Operations


The Company's revenues for the first quarter of 2001 increased to $7,392,419 from $5,658,047 for the first quarter of 2000, an increase of approximately 30%. Sales of the Company's proprietary enteral feeding products line accounted for approximately 50% of the total revenues for the first quarter of 2001, compared to 26% for the first quarter of 2000. The increase was in large part due to the purchase of Nestle's enteral nutrition delivery device business, which was completed on April 6, 2000. The prior year's first quarter revenues did not include any Nestle related sales. Sales of the Company's proprietary JTech product line, accounted for approximately 10% of the total revenues for the first quarter of 2001, compared to approximately 16% for the first quarter of 2000. Forty percent of the Company's revenues in the first quarter 2001 were from products manufactured for and sold to OEM customers, who market the final product, compared to approximately 58% during the first quarter 2000. During the first three months of 2000, 30% of total revenues resulted from sales to two OEM customers.

The Company's gross profit as a percentage of revenues was approximately 39% for the first quarter of 2001 as compared to 44% for the first quarter of 2000. Management attributes the decrease in gross profit percentage year over year to several matters, including changes in product mix toward lower margin products, costs related to bringing in-house the manufacturing and servicing of the stationary enteral feeding pump lines, including the Nestle pumps acquired as mentioned above, and higher distribution costs related to the Company's proprietary products.

Selling, general and administrative expenses increased during the first quarter of 2001 to $2,166,849, 29% of gross sales, as compared to $1,805,034, 32% of gross sales for the first quarter of 2000. The reduction in selling, general and administrative expenses, as expressed as a percentage of sales is attributable to sales revenue growth exceeding growth of selling, general and administrative expenses over the prior year. During the first quarter of 2001, increased expenses resulted from the Company's continuing growth, which occurred primarily from the acquisition of Nestle product line. Also, an expanded sales and marketing initiative increased staffing, travel, advertising, and administrative expenses related to the Company's proprietary product lines. The Company also experienced an increase in expenses related to employees, such as insurance, taxes, and pension benefits resulting from more employees in the first quarter of 2001 compared to first quarter of 2000. The Company believes that selling, general and administrative expenses in 2001 will be approximately 29% of sales, approximately the same rate as 2000.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. For the first quarter of 2001, research and development expenses were $122,260 compared to $215,983 in the first quarter of 2000. Expenses incurred during the first quarter were primarily for the continued development of the Company's enteral nutrition delivery and JTech proprietary products. Management believes investing in research and development will serve the Company's future well, and intends to continue this investment for the foreseeable future. Management currently anticipates that research and development expenses for 2001 will be approximately 3% of total revenues, approximately the same percentage of revenues as in the previous two years.

For the first quarter of 2001 the Company had net income of $87,462, 1.2% of revenues compared to net income of $320,015, 5.7% of revenues for the first quarter of 2000. The decrease in net income during the first quarter of 2001, as compared to the first quarter of 2000, is due to a number of factors, (1) lower gross margins associated with the Company's product mix and the expanded sales effort and expenses related to the Company's proprietary products including sales personnel, support staff, and customer service and compliance personnel,
(2) interest expense increased from $141,713 to $309,206 for additional interest paid for the earn-out portion of convertible debt related to the 1998 acquisitions and increased use of the Company's line of credit, (3) and the gain realized on the sale of securities sold in the first quarter of 2000 of $298,048 that was not matched in the first quarter of 2001 where the Company realized a gain of $40,978.

As of March 31, 2001,the Company's backlog of customer orders was $5,312,000, as compared to $5,666,000 on March 31, 2000. Management estimates that approximately 90% of the backlog will be shipped before December 31, 2001. The Company's backlog is for contract manufacturing only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by its customers.


Liquidity and Capital Resources


The Company's primary sources of liquidity are cash flow provided by operations and its revolving credit facility with Bank One Utah. During the first quarter of 2001, the Company's operations provided $1,257,171 in cash flow, compared to using $343,026 in cash for the first quarter of 2000. Cash increased by $596,445 for the first quarter of 2001, as the Company reduced its accounts receivable and inventories, this reduction was partially offset by a decrease in accounts payable. The Company's line of credit, which is secured by accounts receivable and inventory, permits borrowing up to $7 million. It bears interest at the prime rate, 8.0% at March 31, 2001 and 9.5% at December 31, 2000. The Company's balance on its line of credit was $4,134,772 at March 31, 2001 and $5,936,995 at December 31, 2000. The line matures on May 31, 2001 and the Company expects to renew the line in the ordinary course of business. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of March 31, 2001, the Company was in compliance with these financial covenants.

With regard to capital expenditures, the Company's investment in property, patents from new research, production test equipment and tooling as well as equipment for lease and manufacturing tooling related to its proprietary products was $448,335 for the first quarter of 2001, compared to $166,103 for the first quarter of 2000. The Company expects to spend approximately $1,100,000 for the remainder of 2001 for additional manufacturing equipment and software, as well as for normal replacement of aging equipment and equipment for lease and manufacturing tooling related to its proprietary products. The Company also expects to invest approximately $450,000 in the research and development of new proprietary products for the rest of 2001.

On March 29, 2000, the Company entered into an agreement to acquire certain assets from Nestle Clinical Nutrition, Inc. relating to Nestle's enteral nutrition delivery devices. The purchase was completed on April 6, 2000 for a purchase price of approximately $2.6 million, plus the actual cost of inventory acquired by the Company, which totaled approximately $1.2 million. Upon closing, cash of approximately $600,000 was paid. An additional $2.2 million was paid in October 2000, which included 1.2 million for inventory. The remainder of the purchase price, approximately $1,000,000, was calculated based upon the sales generated by the acquired assets and will be paid upon receipt of satisfactory documentation being provided by Nestle. These pumps were leased, rented or placed as part of arrangements in which pump users agree to periodically purchase related disposable products from the Company for use with the pumps.


The Company's working capital at March 31, 2001 was $6,452,757, compared to $12,639,127 at March 31, 2000. The portion of working capital represented by cash at such dates was $923,601 and $3,036,164 respectively. The decrease in working capital is primarily due to a shift in the long-term portion of the convertible debt to short-term and the acquisition of the Nestle product line, which shifted current assets (cash) to property and equipment (pumps). The Company also uses substantial portions of its cash from time to time to fund its operations, including increases in inventories, accounts receivable and work in process in connection with various customer orders. The Company beleives its working capital is sufficient for operations for the next twelve months.

On March 15, 2001, the Company entered into a Financing Lease with a bank for the amount of $1,500,000. The lease is secured by the Company's enteral feeding pumps purchased from Nestle and manufactured by the Company. The proceeds from the Financing Lease was used to reduce the Company's Line of Credit balance. The lease is a 36 month term is due on February 15, 2004 and is amortized over a fifteen year term at the interest rate of 8.24%.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The proceeds from the Promissory Note was used to reduce the Company's Line of Credit balance. The note is due on May 15, 2003 and is amortized over a fifteen year term at the interest rate of 8.5%.


Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995


When used in this report, the words such as "estimate," "believe," "project," "anticipates" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements, which include the Company's statements about the level of anticipated expenses during 2001 and its liquidity position are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and the Company disclaims any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contemplated herein, or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to the Company's growth and operating strategies;
(iii) loss or retirement of key members of management; (iv) increase in interest rates of the Company's cost of borrowing, or a default under any material debt agreement; (v) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (vi) loss of customers;(vii) inability to achieve future sales; and (viii) the unavailability of sufficient funds for operations or capital expenditures. Many of such factors are beyond the control of the Company. Please refer to the Company's SEC Form 10-K for its fiscal year ended December 31, 2000 for additional cautionary statements.


-------------------------------------------------------------------------------

                 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK
-------------------------------------------------------------------------------

No significant changes in market risk have occurred since December 31, 2000. Please refer to the Company's SEC Form 10-K for its fiscal year ended December 31, 2000 for additional discussions on market risks.




                                     PART II

Item 2.  Changes in Securities and Use of Proceeds.

         During the period ending March 31, 2001, there were 133 shares of Common Stock issued pursuant to exercise of stock options by employees of the Company. The exercise price on such shares ranges from $2.50 to $5.00 per share. The shares issued upon exercise of the options were issued pursuant to the exemption form registration under SEC Rule 505.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                            Location if other
          No.     Title of Document                         than attached hereto
         ------   -----------------                       --------------------

         3.01*    Certificate of Incorporation      Amendment No. 1 to Form S-1,
                                                        filed October 24, 1997

         3.02*    Bylaws                                1997 Form 10-K

         (b)      Reports on Form 8-K


                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

* Denotes exhibits specifically incorporated in this Form 10-Q by reference to other filings of the Company pursuant to the provisions of Securities and Exchange Commission rule 12b-32 and Regulation S-K. These documents are located under File No. 001-10287 at, among other locations, the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, D.C. 20549.

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

ZEVEX INTERNATIONAL, INC.

Dated:  May 12, 2001
                                     By   /s/ David J. McNally
                                       --------------------------
                                          David J. McNally, CEO
                                         (Chief Executive Officer)

                                     By  /s/ Phillip L. McStotts
                                        ------------------------------
                                        Phillip L. McStotts, Secretary
                                        (Principal Financial Officer)