Form 10-Q
period 2001-06-30
ZEVEX INTERNATIONAL INC
filed 2001-08-13
CIK 827056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from .................to.................

                        Commission file number 001-12965

                            ZEVEX INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)

          DELAWARE                                     87-0462807
State or other jurisdiction                        (I.R.S. Employer
incorporation or organization)                     Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 27, 2001, the Company had outstanding 3,440,197 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. (the "Company") files herewith balance sheets of the Company as of June 30, 2001 and December 31, 2000, and the related statements of operations and cash flows for the respective three month and six month periods ended June 30, 2001 and 2000. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2000.

                                              ZEVEX INTERNATIONAL, INC.
                                            CONSOLIDATED BALANCE SHEETS


                                                                            June 30                     December 31
                                                                              2001                          2000
                                                                          (unaudited)
                                                                        ----------------               ---------------
                                                      ASSETS
Current assets:
              Cash and cash equivalents                                       $ 824,787                     $ 327,157
              Restricted cash for sinking
                 fund payment on IDB                                             33,870                        90,070
              Accounts receivable                                             6,230,474                     7,501,089
              Inventories                                                     8,463,804                     9,687,446
              Marketable securities                                             955,831                     1,065,275
              Other current assets                                                9,367                         9,867
              Deferred income taxes                                             641,198                       628,676
              Income tax deposits/refunds                                       317,007                       319,990
              Prepaid expenses                                                   30,943                        27,956
                                                                                 ------                        ------
                              Total current assets                           17,507,281                    19,657,526

              Property and equipment, net                                     8,038,089                     7,979,061
              Patents, trademarks and acquisition costs, net                    336,172                       343,685
              Goodwill, net                                                  10,421,637                    10,688,271
              Other assets                                                       10,683                        19,419
                                                                                 ------                        ------
                                                                           $ 36,313,862                  $ 38,687,962
                                                                           ============                  ============

                                        LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
              Accounts payable                                              $ 1,599,633                   $ 2,212,726
              Other accrued expenses                                            567,395                       569,264
              Bank line of credit                                             1,859,739                     5,936,995
              Current portion of industrial development bond                    100,000                       100,000
              Payable related to business acquisition and
              convertible debt, short-term                                    5,497,188                     1,000,000
              Term loan, short-term                                              34,135                            --
              Current portion of capital lease obligation                       627,936                       148,783
                                                                                -------                       -------
                              Total current liabilities                      10,286,026                     9,967,768

            Deferred income taxes                                              200,549                        151,667
            Industrial development bond                                      1,500,000                      1,600,000
            Convertible debt, long-term                                        950,000                      5,447,188
            Capital lease obligation                                         1,300,378                        463,834
            Term loan, long-term                                               956,272                             --

Stockholders' equity:
              Common stock, $.001 par value: authorized
              10,000,000  shares, issued 3,440,197 and 3,440,064
              respectively at June 30, 2001 and December 31, 2000                 3,440                         3,440
              Additional paid in capital                                     16,290,452                    16,289,787
              Unrealized loss on  marketable securities, net                  (517,259)                     (502,713)
              Retained earnings                                               5,344,004                     5,266,991
                              Total stockholders'equity                      21,120,637                    21,057,505
                                                                        ---------------               ---------------
                                                                           $ 36,313,862                  $ 38,687,962
                                                                           ============                  ============

See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three months ended                          Six months ended
                                                           June 30,                                  June 30,

                                            2001                 2000                 2001                 2000
                                         (unaudited)          (unaudited)          (unaudited)          (unaudited)
                                       ----------------     ----------------     ----------------     ----------------
Revenue:
 Product sales                       $      7,259,523           $  8,931,666      $    14,290,970      $    14,347,438
 Engineering services                         311,109                105,933              672,081              348,208
                                       ----------------     ----------------     ----------------     ----------------
Total revenue                               7,570,632              9,037,599           14,963,051           14,695,646
Cost of sales                               4,829,581              5,821,822            9,332,303            8,950,436
                                       ----------------     ----------------     ----------------     ----------------
Gross profit                                2,741,051              3,215,777            5,630,748            5,745,210

Operating expenses:
  General and administrative                 1,522,380            1,228,617            3,048,452            2,451,624
  Selling and marketing                        684,764              652,136            1,325,541            1,234,163
  Goodwill amortization                        123,440              143,481              266,634              270,266
  Research and development                      83,914              144,230              206,174              360,213
                                       ----------------     ----------------     ----------------     ----------------
Total operating expenses                     2,414,498            2,168,464            4,846,801            4,316,266

Operating income                               326,553            1,047,313              783,947            1,428,944
Other income (expense):
   Interest and other income                     2,266               44,870                3,592               82,839
   Interest expense                           (277,065)            (156,143)            (586,271)            (297,856)
   Gain on sale of marketable
   securities                                        --                   --               40,978              298,048
                                       ----------------     ----------------     ----------------     ----------------
Income before provision for
   income taxes                                 51,754              936,040              242,246            1,511,975

Provision for income taxes                    (62,202)            (383,524)            (165,233)            (639,444)
                                       ----------------     ----------------     ----------------    ----------------
Net (loss) income                      $  (10,448)            $     552,516       $       77,013      $       872,531
                                       ================     ================     ================     ================

Basic net (loss) income per share      $           .00        $        .16        $          .02      $           .25
                                       ================     ================     ================     ================
   Weighted average shares
   outstanding                               3,440,197            3,436,995            3,440,132            3,429,881
                                       ================     ================     ================     ================
Diluted net (loss) income per share     $         .00         $         .15       $           .02     $           .23
                                       ================     ================     ================     ================
Diluted weighted average shares
outstanding                                  3,440,197            3,698,171            3,448,957            3,728,419
                                       ================     ================     ================     ================

See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six months ended
                                                                                     June 30,
                                                                              2001               2000
                                                                         ---------------    ----------------
                                                                          (unaudited)         (unaudited)
Cash flows from operating activities
Net income                                                                    $  77,013          $  872,531
Adjustments  to reconcile  net income to net cash provided by (used in)
operating activities:
      Depreciation and amortization                                           1,029,141             761,779
      Deferred income taxes                                                      45,015            (42,210)
      Realized gain on marketable securities                                   (40,978)           (298,048)
      Changes in operating assets and liabilities:
         Restricted cash for sinking fund payment
            on industrial development bond                                       56,200              48,011
         Accounts receivable                                                  1,270,615         (1,330,066)
         Trading securities                                                          --             313,993
         Inventories                                                          1,223,642         (2,643,430)
         Prepaid expenses                                                       (2,987)             (2,271)
         Other assets                                                             9,236            (62,739)
         Accounts payable                                                     (613,093)           2,626,285
         Accrued and other liabilities                                          (1,869)            (93,597)
         Income taxes receivable/payable                                          2,983           (773,653)
                                                                         ---------------    ----------------
Net cash provided by (used in) operating activities                           3,054,918           (623,415)
Cash flows from investing activities
Purchase of property and equipment                                            (807,684)           (859,693)
Additions of patents and trademarks                                             (6,338)            (14,305)
Purchase of product line                                                             --         (2,586,092)
Redemption of available-for-sale marketable securities                          127,221             763,039
                                                                         ---------------    ----------------
Net cash used in investing activities                                         (686,801)         (2,697,051)
Cash flows from financing activities
Proceeds from capital leases and term loan                                    2,500,000                  --
Payments on capital leases and term loan                                      (193,896)                  --
Issuance of debt related to product line acquisition                                 --           2,000,000
Payments on debt related to business acquisitions                                    --         (1,163,904)
Repayment on industrial development bond                                      (100,000)           (100,000)
Repayment of bank line of credit                                            (4,077,256)              89,657
Proceeds from exercise of stock options                                             665              74,990
                                                                         --------------- -- ----------------
Net cash (used in) provided by financing activities                         (1,870,487)             900,743
                                                                         ---------------    ----------------
Net increase (decrease) in cash and cash equivalents                            497,630         (2,419,723)
Cash and cash equivalents at beginning of period                                327,157           3,383,544
                                                                         ---------------    ----------------
                                                                         ---------------
Cash and cash equivalents at end of period                                    $ 824,787           $ 963,821
                                                                         ===============    ================

Supplemental disclosure:
Non-cash activities
Unrealized (loss) gain on available-for-sale marketable securities           $ (23,201)           $  84,746

See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

1.  Summary of Significant Accounting Policies

Description of Organization and Business

The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to ZEVEX International, Inc. on August 15, 1988. In November 1997, the Company reincorporated in Delaware. Through its three wholly owned subsidiaries, ZEVEX(R)International, Inc. (the "Company") is in the business of designing, manufacturing and distributing medical devices. The Company's ZEVEX Inc., subsidiary, provides products for enteral nutrition delivery. Through its OEM division, ZEVEX Inc. is also a contract manufacturer of medical devices, which include ultrasonic sensors, surgical handpieces, and electronic instruments. The Company's Aborn Electronics, Inc. subsidiary,
specializes in the design and manufacturing of optoelectronic components.   The
Company's JTech Medical Industries, Inc. subsidiary, ("JTech") provides musculoskeletal evaluation products to chiropractors, occupational therapists, osteopaths, and physical therapists.


Principles of Consolidation


The consolidated balance sheets at June 30, 2001 and December 31, 2000 include the accounts of ZEVEX International, Inc. and its three wholly-owned operating subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, was effective for the Company as of January 1, 2001. The new rule establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Historically, the Company has not used derivative instruments, and the Company does not hold any derivative instruments at December 31, 2000 and June 30, 2001. The Company adopted SFAS No. 133, as amended, in the first quarter of 2001. The adoption of SFAS No. 133 did not have an impact on earnings or the financial position of the Company, as expected.


2.  Bank Loans

The Company renewed its line of credit arrangement with a financial institution with availability of $7 million. The line matures on May 28, 2002. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate 6.75% at June 30, 2001 and 9.5% at December 31, 2000. The Company's balance on its line of credit was $1,859,739 at June 30, 2001 and $5,936,995 at December 31, 2000. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants.

On March 15, 2001, the Company entered into a Financing Lease with a bank for the amount of $1,500,000. The lease is secured by the Company's enteral feeding pumps purchased from Nestle and manufactured by the Company. The proceeds from the Financing Lease were used to reduce the Company's Line of Credit balance. The lease has a thirty-six month term, is due on February 15, 2004 and is amortized over a fifteen year term at the interest rate of 8.24%.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The proceeds from the Promissory Note were used to reduce the Company's Line of Credit balance. The note is due on May 15, 2003 and is amortized over a fifteen year term at the interest rate of 8.5%.


3.  Related Party Transactions

On December 31, 1998, the Company acquired JTech Medical Industries, Inc. ("JTech") pursuant to a Stock Purchase Agreement between the Company and the four shareholders of JTech (the "JTech Stock Purchase"). Leonard C. Smith, one of the selling JTech shareholders, received $1,311,188 in cash and a convertible debenture in connection with the JTech Stock Purchase. The convertible debenture, in the principal amount of $1,290,000, is due January 6, 2002 and is convertible at Mr. Smith's option during the period from January 6, 2000 to January 6, 2002 at $11 per share. On April 3, 2000 Mr. Smith received $73,594 in cash and a convertible debenture in connection with the earn-out portion of the JTech Stock Purchase. The convertible debenture, in the principal amount of $73,594, is due March 31, 2002 and is convertible at Mr. Smith's option during the period from March 31, 2000 to March 31, 2002 at $11 per share.

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

4.   Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. For the three months ending June 30, 2001, the Company's comprehensive loss was $2,172 (net of tax effect) less than the net loss reported on the Company's financial statements. For the six months ending June 30, 2001, the Company's comprehensive income was $14,546 (net of tax effect) lower than net income reported on the Company's financial statements. For the three months and six months ending June 30, 2000, the Company's comprehensive income was $140,198 and $53,136 (net of tax effect) lower than net income reported on the Company's financial statements.

5. Inventories

Inventories consist of the following:
                                                      June 30, 2001      December 31,  2000
                                                      ------------------------------------------

Materials                                                $    4,452,532     $    4,832,947
Work in Process                                               1,134,864          1,057,146
Finished goods, including completed subassemblies             2,876,408          3,797,353
                                                      ------------------------------------------
                                                         $    8,463,804     $    9,687,446
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

-------------------------------------------------------------------------------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


General

Through its three wholly owned subsidiaries, ZEVEX(R)International, Inc. (the "Company") is in the business of designing, manufacturing and distributing medical devices. The Company's ZEVEX Inc., subsidiary, provides products for enteral nutrition delivery. Through its OEM division, ZEVEX Inc. is also a contract manufacturer of medical devices, which include ultrasonic sensors, surgical handpieces, and electronic instruments. The Company's Aborn Electronics, Inc. subsidiary, specializes in the design and manufacturing of optoelectronic components. The Company's JTech Medical Industries, Inc. subsidiary, ("JTech") provides musculoskeletal evaluation products to chiropractors, occupational therapists, osteopaths, and physical therapists.


Results of Operations

The Company's revenues for the second quarter ended June 30, 2001 decreased to $7,570,632 from $9,037,599 for the second quarter of 2000, a decrease of approximately 16%. For the first six months of 2001, revenues increased 2% to $14,963,051 from $14,695,646 for the six months ended June 30, 2000. Company management attributes the decline in second quarter revenues as compared to those of the prior year primarily to the completion of a major large contract manufacturing agreement last year that was not entirely replaced with new work this year, a significant reduction in private-label enteral feeding pump orders from a European customer and the delay in scheduled deliveries related to purchase orders from several OEM customers.

Sales of the Company's proprietary enteral feeding product line accounted for approximately 45% of the total revenues for the second quarter of 2001, compared to 45% for the second quarter of 2000, and 48% for the first six months of 2001, compared to 38% for the six months ended June 30, 2000. The growth of enteral nutrition delivery revenues was largely due to the acquisition of the enteral nutrition delivery device product line of Nestle Clinical Nutrition, which was completed on April 6, 2000. The prior year's first quarter revenues did not include any Nestle related sales. Sales of the Company's proprietary JTech product line accounted for approximately 13% of the total revenues for the second quarter of 2001, compared to 10% for the second quarter of 2000, and 12% for the first six months of 2001, compared to 13% for the six months ended June 30, 2000. Sales to the Company's OEM customers accounted for approximately 42% of the total revenues for the second quarter of 2001, compared to 45% for the second quarter of 2000, and 40% for the first six months of 2001, compared to 49% for the six months ended June 30, 2000.

The Company's gross profit as a percentage of revenues was approximately 36% for the second quarter ending June 30, 2001 as compared to 36% for the second quarter of 2000. Gross profit for the six months ended June 30, 2001 was approximately 38% as compared to 39% for the same six month period of 2000. Management attributes the decrease in gross profit percentage for the six month period in large part to changes in product mix toward lower margin products, increased administrative support costs, and higher distribution costs related to the Company's proprietary products.

Selling, general and administrative expenses increased during the second quarter of 2001 to $2,207,144, or 29% of gross sales, as compared to $1,880,753, or 21%
of gross sales for the second quarter of 2000. For the six months ended June 30, 2001 selling, general and administrative expenses increased to $4,373,993, or 29% of gross sales, as compared to $3,685,787, or 25% of gross sales for the same six month period of 2000. During the second quarter and the six month period ending June 30, 2001, increased expenses resulted from the Company's continuing growth, which occurred primarily from the acquisition of the Nestle product line. Also, an expanded sales and marketing initiative increased staffing, travel, advertising, and administrative expenses related to the Company's proprietary product lines. The Company also experienced an increase in employee-related expenses, such as insurance, taxes, and pension benefits resulting from more employees in the second quarter of 2001 compared to second quarter of 2000. The Company believes that selling, general and administrative expenses in 2001 will be approximately 29% of sales.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. For the three months ended June 30, 2001, research and development expenses were $83,914, compared to $144,230 in 2000. For the six months ended June 30, 2001, research and development expenses were $206,174, compared to $360,213 in 2000. Expenses incurred during the second quarter and for the six months ended June 30, 2001 were primarily for the continued development of enteral nutrition delivery and JTech products. Management believes investing in research and development will serve the Company's future well, and intends to continue this investment for the foreseeable future. Management currently anticipates that research and development expenses for 2001 will be approximately 3% of total revenues, which is consistent with expenditures in the previous two years.

For the three months ended June 30, 2001 the Company had a net loss of $10,448, compared to net income of $552,516, or 6.1% of revenues, for the three months ended June 30, 2000. Net income for the six months ended June 30, 2001, decreased to $77,013, or 0.5% of revenues, from $872,531, or 5.9% of revenues for the six months ended June 30, 2000. The decrease in net income during the second quarter of 2001, as compared to the second quarter of 2000 is due largely to, (1) lower sales combined with increased operating expenses as the Company expanded sales programs and administrative support related to proprietary products, as previously described; and (2) the increase in interest expense from $156,143 to $277,065 for additional interest paid on the earn-out portion of convertible debt related to the 1998 acquisitions, and increased use of the Company's line of credit and other financial instruments. The decrease in net income during the first six months ended June 30, 2001, as compared to the first six months ended June 30, 2000 is due to, (1) increased operating expenses as the Company expanded sales programs and administrative support related to proprietary products, as previously described; (2) lower gross margins associated with the Company's product mix, (3) higher distribution costs related to the Company's proprietary products, (4) increased interest expense from $297,856 to $586,271 for additional interest paid for the earn-out portion of convertible debt related to the 1998 acquisitions and increased use of the Company's line of credit and other financial instruments, and (5) the gain realized on the sale of securities sold in the first six months of 2000 of $298,048 that was not matched in the first six months of 2001, when the Company realized a gain of $40,978.

To address the lower than expected revenues, the Company is in the process of expanding its direct sales force to supplement the efforts of its strongest performing independent manufacturer's representatives. Company management is also striving to reduce costs by improving manufacturing efficiencies, reducing general and administrative expenses, reducing its accounts receivable, and cutting its interest expenses to the extent possible.

As of June 30, 2001, the Company's backlog of customer orders was $5,754,000, as compared to $6,361,000 on June 30, 2000. Management estimates that approximately 90% of the backlog will be shipped before December 31, 2001. The Company's backlog applies only to contract manufacturing and can be significantly affected by the timing of annual or semi-annual purchase orders placed by its customers.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flow provided by operations and its revolving credit facility with Bank One Utah. During the six month period ended June 30, 2001, the Company's operations provided $3,054,918 in cash flow, compared to using $623,415 in cash for the six month period ended June 30, 2000. Cash increased by $497,630 for the first six months of 2001, as the Company reduced its accounts receivable and inventories and entered into a new term loan and capital lease. This increase partially offset a decrease in accounts payable and decreased borrowings under the Company's line of credit. The Company's line of credit, which is secured by accounts receivable and inventory, permits borrowing up to $7 million. It bore interest at the prime rate, 6.75% at June 30, 2001 and 9.5% at December 31, 2000. The Company's balance on its line of credit was $1,859,739 at June 30, 2001 and $5,936,995 at December 31, 2000. The line matures on May 28, 2002 and the Company expects to renew the line in the ordinary course of business. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants.

With regard to capital expenditures, the Company's investment in property, patents from new research, production test equipment and tooling, as well as equipment for lease and manufacturing tooling related to its proprietary products was $807,684 for the first six months of 2001, compared to $859,693 for the first six months of 2000. The Company expects to spend approximately $700,000 for the remainder of 2001 for additional manufacturing equipment and software, for normal replacement of aging equipment, equipment for lease, and manufacturing tooling related to its proprietary products. The Company also expects to invest approximately $300,000 in the research and development of new proprietary products during the remainder of 2001.

On March 29, 2000, the Company entered into an agreement to acquire certain assets from Nestle Clinical Nutrition, Inc., relating to Nestle's enteral nutrition delivery business. The purchase was completed on April 6, 2000 for a purchase price of approximately $2.6 million, plus the actual cost of inventory acquired by the Company, which totaled approximately $1.2 million. Upon closing, cash of approximately $600,000 was paid. An additional $2.2 million was paid in October 2000, which included $1.2 million for inventory. The remainder of the purchase price, approximately $1,000,000, was calculated based upon the sales generated by the acquired assets, of which approximately $777,000 was paid in July 2001. A remainder of the balance will be paid upon resolution of certain Contingencies within the agreement. The assets acquired from Nestle consisted primarily of enteral feeding pumps that are leased, rented or placed as part of arrangements in which pump users agree to periodically purchase related disposable products from the Company for use with the pumps.

The Company's working capital at June 30, 2001 was $7,221,255, compared to $10,005,873 at June 30, 2000. The portion of working capital represented by cash at such dates was $824,787 and $963,821 respectively. The decrease in working capital is primarily due to a shift in the long-term portion of the convertible debt to short-term, and the acquisition of the Nestle product line, which shifted current assets (cash) to property and equipment (pumps). The Company also uses substantial portions of its cash from time to time to fund its operations, including increases in inventories, accounts receivable and work in process in connection with various customer orders. The Company believes its working capital is sufficient to sustain operations for the next twelve months.

On March 15, 2001, the Company entered into a Financing Lease with a bank for the amount of $1,500,000. The lease is secured by the enteral feeding pumps purchased from Nestle and manufactured by the Company. The proceeds from the Financing Lease were used to reduce the Company's Line of Credit balance. The lease has a thirty-six month term, is due on February 15, 2004, and is amortized over a fifteen year term at the interest rate of 8.24%.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The proceeds from the Promissory Note were used to reduce the Company's Line of Credit balance. The note is due on May 15, 2003 and is amortized over a fifteen year term at the interest rate of 8.5%.


Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995


When used in this report, the words such as "estimate," "believe," "project," "anticipates" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements, which include the Company's statements about the level of anticipated expenses during 2001, efforts to grow sales and reduce expenses, and its liquidity position are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and the Company disclaims any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contemplated herein, or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to the Company's growth and operating strategies; (iii) loss or retirement of key members of management; (iv) increase in interest rates of the Company's cost of borrowing, or a default under any material debt agreement; (v) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (vi) loss of customers;(vii) inability to achieve future sales; (viii) the unavailability of sufficient funds for operations or capital expenditures; and (ix) inability to introduce new products as planned. Additionally, the Company may not be successful in increasing sales, or its efforts to increase sales could be more difficult or expensive than the Company currently anticipates. Also, the Company has no assurance it can be successful in reducing expenses through efforts to improve manufacturing efficiencies, reduce general and administrative expenses, reduce receivables and reduce interest expenses, as the Company may experience unanticipated difficulties in its manufacturing processes, collecting receivables, or generating additional cash. Many of such factors are beyond the control of the Company. Please refer to the Company's SEC Form 10-K for its fiscal year ended December 31, 2000 for additional cautionary statements.

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

PART II

Item 2.  Changes in Securities and Use of Proceeds.

         During the period ending June 30, 2001, there were 133 shares of Common Stock issued pursuant to exercise of stock options by employees of the Company. The exercise price on such shares ranges from $2.50 to $5.00 per share. The shares issued upon exercise of the options were issued pursuant to the exemption form registration under SEC Rule 505.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                       Location if other
          No.     Title of Document                   than attached hereto
         ------   -----------------                   --------------------

         3.01*    Certificate of Incorporation      Amendment No. 1 to Form S-1,
                                                     filed October 24, 1997

         3.02*    Bylaws                             1997 Form 10-K

         (b)      Reports on Form 8-K


                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

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

ZEVEX INTERNATIONAL, INC.

Dated:  August 10, 2001
                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

                                     By  /s/ Phillip L. McStotts
                                        ------------------------------
                                       Phillip L. McStotts, Secretary
                                       (Principal Financial Officer)