Form 10-Q
period 2001-09-30
ZEVEX INTERNATIONAL INC
filed 2001-11-14
CIK 827056

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 1, 2001, the Company had outstanding 3,415,197 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. (the "Company") files herewith balance sheets of the Company as of September 30, 2001 and December 31, 2000, and the related statements of operations and cash flows for the respective three month and nine month periods ended September 30, 2001 and 2000. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2000.

                                                            ZEVEX INTERNATIONAL, INC.
                                                          CONSOLIDATED BALANCE SHEETS

                                                                         September 30                   December 31
                                                                                                            2000
                                                                             2001
                                                                          (unaudited)
                                                                        ----------------               ---------------
                                                                        ----------------               ---------------
                                                      ASSETS
Current assets:
              Cash and cash equivalents                                       $ 895,078                     $ 327,157
              Restricted cash for sinking
                 fund payment on IDB                                             59,256                        90,070
              Accounts receivable                                             6,160,898                     7,501,089
              Inventories                                                     7,869,620                     9,687,446
              Marketable securities                                             863,179                     1,065,275
              Other current assets                                               10,367                         9,867
              Deferred income taxes                                             675,815                       628,676
              Income tax deposits/refunds                                       481,748                       319,990
              Prepaid expenses                                                   87,818                        27,956
                                                                           ------------                   -----------

                              Total current assets                           17,103,779                    19,657,526

              Property and equipment, net                                     7,870,722                     7,979,061
              Patents, trademarks and acquisition costs, net                    337,655                       343,685
              Goodwill, net                                                  10,288,198                    10,688,271
              Other assets                                                       33,149                        19,419
                                                                                 ------                        ------
                                                                           $ 35,633,503                  $ 38,687,962
                                                                           ============                  ============

                                        LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
              Accounts payable                                              $ 1,175,486                   $ 2,212,726
              Other accrued expenses                                            570,649                       569,264
              Bank line of credit                                             2,860,989                     5,936,995
              Current portion of industrial development bond                    100,000                       100,000
              Payable related to business acquisition
              and          convertible debt, short-term                       4,719,390                     1,000,000
              Term loan, short-term                                              34,881                            --
              Current portion of capital lease obligation                                                     148,783
                                                                        ----------                     --------------
                                                                                639,124
                              Total current liabilities                      10,100,519                     9,967,768

            Deferred income taxes                                              228,990                        151,667
            Industrial development bond                                      1,500,000                      1,600,000
            Convertible debt, long-term                                        950,000                      5,447,188
            Capital lease obligation                                         1,139,247                        463,834
            Term loan, long-term                                               947,436                             --

Stockholders' equity:
              Common stock, $.001 par value: authorized 10,000,000
                shares, issued 3,440,197 and 3,440,064, respectively,
                at September 30, 2001 and December 31, 2000                       3,440                         3,440
              Additional paid in capital                                     16,290,452                    16,289,787
              Treasury stock, 25,000 shares (at cost)                          (60,956)                            --
              Unrealized loss on  marketable securities, net                         --                     (502,713)
              Retained earnings                                               4,534,375                     5,266,991
                                                                        ---------------               ---------------
                              Total stockholders'  equity                    20,767,311                    21,057,505
                                                                        ---------------                    ----------
                                                                           $ 35,633,503                  $ 38,687,962
                                                                           ============                  ============

                                                          ZEVEX INTERNATIONAL, INC.
                                                          STATEMENTS OF OPERATIONS


                                                   Three months ended                                 Nine months ended
                                                      September 30,                                    September 30,
                                             2001                   2000                     2001                       2000
                                      -------------------     -----------------       -------------------       -------------------
                                         (unaudited)            (unaudited)              (unaudited)                (unaudited)
 Revenue:
    Product sales                          $  6,621,464           $  7,524,412            $  20,912,434               $  21,871,850
    Engineering services                        277,833                202,309                  949,914                     550,517
                                      ------------------     ------------------       ------------------        --------------------
 Total revenue                                6,899,297              7,726,721               21,862,348                  22,422,367
 Cost of sales                                4,558,593              4,763,286               13,890,896                  13,713,722
                                      ------------------     ------------------       ------------------        --------------------
 Gross profit                                 2,340,704              2,963,435                7,971,452                   8,708,645

 Operating expenses:
  General and administrative                 1,438,634              1,192,049                 4,487,086                  3,643,673
   Selling and marketing                        707,415                753,854                 2,032,956                  1,988,017
   Goodwill amortization                        133,439                144,583                   400,073                    414,849
   Research and development                     173,688                187,392                   379,862                    547,605
                                       -----------------     ------------------       -------------------       --------------------

 Total operating expenses                     2,453,176              2,277,878                7,299,977                   6,594,144

 Operating income (loss)                      (112,472)                685,557                  671,475                   2,114,501
 Other income (expense):
    Interest and other income                    19,686                  2,696                   23,278                      85,535
    Interest expense                          (227,348)              (159,055)                (813,619)                   (456,911)
    Gain on sale of
    marketable securities                            --                     --                   40,978                     298,048
    Other than temporary
     impairment loss on available
     for sale marketable securities           (917,628)                     --                (917,628)                          --

                                      ------------------     ------------------       ------------------        --------------------
 Income (loss) before benefit
  (provision) for income taxes              (1,237,762)                529,198                (995,516)                   2,041,173


 Benefit (provision) for
 income taxes                                   428,133              (172,369)                  262,900                   (811,813)
                                      ------------------     ------------------       ------------------        --------------------

 Net income (loss)                    $       (809,629)      $        356,829        $         (732,616)        $         1,229,360
                                      ==================     ==================       ==================        ====================

 Basic net income (loss)
  per share                           $           (.24)      $            .10        $             (.21)        $               .36
                                      ==================     ==================       ==================        ====================
 Weighted average shares
    outstanding                               3,431,372              3,439,326                3,437,180                   3,433,052
                                      ==================     ==================       ==================        ====================
 Diluted   net  income   (loss)  per

 share                                $           (.24)     $             .10        $            (.21)         $               .33
                                      ==================     ==================       ==================        ====================
 Diluted weighted average shares
    outstanding                               3,431,372              3,647,866                3,437,180                   3,689,081
                                      ==================     ==================       ==================        ====================



                                                           ZEVEX INTERNATIONAL, INC.
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine months ended
                                                                                   September 30,
                                                                              2001               2000
                                                                         ---------------    ----------------
                                                                          (unaudited)         (unaudited)
Cash flows from operating activities
Net income (loss)                                                        $   (732,616)      $    1,229,360
Adjustments  to  reconcile  net  income  (loss)  to net  cash  provided
by      (used in) operating activities:
      Depreciation and amortization                                           1,539,369           1,230,578
      Deferred income taxes                                                   (268,878)            (62,129)
      Realized gain on marketable securities                                   (40,978)           (298,048)
      Other   than    temporary    loss   on    available    for   sale
marketable                    securities                                        917,628                  --
      Changes in operating assets and liabilities:
         Restricted cash for sinking fund payment
            on industrial development bond                                       30,814              22,436
         Accounts receivable                                                  1,340,191         (2,178,838)
         Trading securities                                                          --             313,993
         Inventories                                                          1,817,826         (3,789,066)
         Prepaid expenses                                                      (59,862)             (6,748)
         Other assets                                                          (14,230)            (29,405)
         Accounts payable                                                   (1,037,240)           1,262,066
         Accrued and other liabilities                                            1,385             433,769
         Income taxes receivable/payable                                      (161,758)           (884,865)
                                                                         ---------------    ----------------
Net cash provided by (used in) operating activities                           3,331,651         (2,756,897)
Cash flows from investing activities
Purchase of property and equipment                                          (1,010,020)         (1,344,911)
Additions of patents and trademarks                                            (14,907)            (21,430)
Purchase of product line                                                             --         (2,586,092)
Redemption of available-for-sale marketable securities                          127,221             763,039
                                                                         ---------------    ----------------
Net cash used in investing activities                                         (897,706)         (3,189,394)
Cash flows from financing activities
Proceeds from capital leases and term loan                                    2,500,000                  --
Payments on capital leases and term loan                                      (351,929)                  --
Issuance of debt related to product line acquisition                                 --           2,000,000
Payments on debt related to business and product line acquisitions            (777,798)         (1,164,208)
Payment on industrial development bond                                        (100,000)           (100,000)
Net change on bank line of credit                                           (3,076,006)           1,974,717
Purchase of treasury stock                                                     (60,956)                  --
Proceeds from exercise of stock options                                             665              75,340
                                                                         --------------- -- ----------------
Net cash (used in) provided by financing activities                         (1,866,024)           2,785,849
                                                                         ---------------    ----------------
Net increase (decrease) in cash and cash equivalents                            567,921         (3,160,442)
Cash and cash equivalents at beginning of period                                327,157           3,383,544
                                                                         ---------------    ----------------
Cash and cash equivalents at end of period                                    $ 895,078           $ 223,102
                                                                         ===============    ================

Supplemental disclosure:
Non-cash activities
Unrealized  gain on available-for-sale marketable securities             $         --             $  54,746


                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

1.  Summary of Significant Accounting Policies

Description of Organization and Business

The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to ZEVEX International, Inc. on August 15, 1988. In November 1997, the Company reincorporated in Delaware. Through its three wholly owned subsidiaries, The Company is in the business of designing, manufacturing and distributing medical devices. The Company's ZEVEX Inc. subsidiary provides products for enteral nutrition delivery. Through its OEM division, ZEVEX Inc.
is also a contract manufacturer of medical devices, which include ultrasonic sensors, surgical handpieces, and electronic instruments. The Company's Aborn Electronics, Inc. subsidiary specializes in the design and manufacturing of
optoelectronic components.   The Company's JTech Medical Industries, Inc.
("JTech") subsidiary provides musculoskeletal evaluation products to chiropractors, occupational therapists, osteopaths, and physical therapists.

Principles of Consolidation

The consolidated balance sheets at September 30, 2001 and December 31, 2000 include the accounts of ZEVEX International, Inc. and its three wholly-owned operating subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, was effective for the Company as of January 1, 2001. The new rule establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Historically, the Company has not used derivative instruments, and the Company does not hold any derivative instruments at December 31, 2000 and September 30, 2001. The Company adopted SFAS No. 133, as amended, in the first quarter of 2001. The adoption of SFAS No. 133 did not have an impact on earnings or the financial position of the Company, as expected.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions), for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142, effective January 1, 2002.

Management is currently evaluating the Company's intangible assets in relation to the provisions of SFAS No. 142 to determine the impact that adoption of SFAS No. 142 will have on the Company's results of operations or financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the consolidation for a subsidiary for which control is likely to be temporary. The Company is required to adopt SFAS No. 144, effective January 1, 2002. The Company is currently evaluating the impact of this Statement on its financial statements.


2.  Bank Loans

The Company renewed its line of credit arrangement with a financial institution with availability of $7 million as of September 30, 2001. In the fourth quarter of 2001, the availability was reduced to $6 million. The line matures on May 28, 2002. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, 6%, at September 30, 2001 and 9.5% at December 31, 2000. The Company's balance on its line of credit was $2,860,989 at September 30, 2001 and $5,936,995 at December 31, 2000. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants.

On March 15, 2001, the Company entered into a Financing Lease with a bank for the amount of $1,500,000. The lease is secured by the Company's enteral feeding pumps purchased from Nestle and manufactured by the Company. The proceeds from the Financing Lease were used to reduce the Company's Line of Credit balance. The lease has a 36 month term, is due on February 15, 2004, and bears interest at a rate of 8.24%.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The proceeds from the Promissory Note were used to reduce the Company's Line of Credit balance. The note is due on May 15, 2003 and is amortized over a fifteen-year term at the interest rate of 8.5%.


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

4.   Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. In accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", and Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities", the Company recorded an "other-than-temporary" impairment loss on its available for sale securities of $917,628 in the three and nine months ended September 30, 2001, which is reflected as a component of net income. This writedown is the amount of the unrealized loss on the Company's available for sale marketable securities that had previously been recorded in equity as part of comprehensive income, resulting in lower comprehensive income in comparison to net income in prior periods. Now that the impairment loss has been recognized in net income, comprehensive income is $517,259 and $502,713 higher than net income for the three and nine months ended September 30, 2001. For the three months and nine months ending September 30, 2000, respectively the Company's comprehensive income (loss) was $18,810 and ($34,326) (net of tax effect) higher (lower) than net income reported on the Company's financial statements.

5. Inventories


Inventories consist of the following:
                                                       September 30, 2001     December 31, 2000

Materials                                                 $    3,949,602         $    4,832,947
Work in Progress                                               1,234,917              1,057,146
Finished goods, including completed subassemblies              2,685,101              3,797,353
                                                       -----------------     ------------------
                                                       -----------------     ------------------
                                                          $    7,869,620         $    9,687,446
                                                       =================         ==============


6. Net Income Per Common Share

Basic net income per common share is calculated by dividing net income for the period by the weighted-average number of the Company's common shares outstanding.

Diluted net income per common share includes the dilutive effect of options in the weighted-average number of the Company's common shares outstanding as calculated using the treasury stock method. Because a net loss has been reported for the three and nine months ended September 30, 2001, there are no dilutive securities.
-------------------------------------------------------------------------------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

General

Through its three wholly owned subsidiaries, ZEVEX(R)International, Inc. (the "Company") is in the business of designing, manufacturing and distributing medical devices. The Company's ZEVEX Inc. subsidiary provides products for enteral nutrition delivery. Through its OEM division, ZEVEX Inc. is also a contract manufacturer of medical devices, which include ultrasonic sensors, surgical handpieces, and electronic instruments. The Company's Aborn Electronics, Inc. subsidiary specializes in the design and manufacturing of
optoelectronic components.   The Company's JTech Medical Industries, Inc.,
subsidiary, ("JTech") provides musculoskeletal evaluation products to chiropractors, occupational therapists, osteopaths, and physical therapists.

Results of Operations

The Company's revenues for the third quarter ended September 30, 2001 decreased approximately 11% to $6,899,297 from $7,726,721 for the third quarter of 2000. For the first nine months of 2001, revenues decreased 3% to $21,862,348 from $22,422,367 for the nine months ended September 30, 2000. Management attributes the decline in third quarter and nine month revenues compared to those of the prior year primarily to the completion of a major contract manufacturing agreement last year that was not entirely replaced with new work this year, a significant reduction in private-label enteral feeding pump orders from a European customer and the significant decrease in revenues after the September 11th terrorist attacks on the World Trade Center in New York City.

Sales of the Company's proprietary enteral nutrition delivery product line accounted for approximately 44% of total revenues for the third quarter of 2001, compared to 48% for the third quarter of 2000, and 45% for the first nine months of 2001, compared to 41% for the nine months ended September 30, 2000. The decrease in enteral nutrition delivery revenues for the three months ended September 30, 2001 compared to the same period in 2000 was due to a significant reduction in private label enteral feeding pump orders from a European customer and the effects after the September 11th terrorist attacks. The growth of enteral nutrition delivery revenues the first nine months of 2001 was largely due to the acquisition of the enteral nutrition delivery device product line of Nestle Clinical Nutrition, which was completed on April 6, 2000. The prior year's first quarter revenues did not include any Nestle related sales. Sales of the Company's proprietary JTech product line accounted for approximately 11% of total revenues for the third quarter of 2001 compared to 8% for the third quarter of 2000, and 11% for the first nine months of 2001, compared to 13% for the nine months ended September 30, 2000. Sales to the Company's OEM customers accounted for approximately 45% of the total revenues for the third quarter of 2001 compared to 44% for the third quarter of 2000, and 44% for the first nine months of 2001, compared to 46% for the nine months ended September 30, 2000.

The Company's gross profit as a percentage of revenues was approximately 34% for the third quarter ended September 30, 2001 as compared to 38% for the third quarter of 2000. Gross profit for the nine months ended September 30, 2001 was approximately 36%, compared to 39% for the same nine month period of 2000. Management attributes the decrease in gross profit percentage year over year to several matters, including changes in product mix toward lower margin products, costs related to bringing in-house the manufacturing and servicing of the stationary enteral feeding pump lines, including the acquired Nestle pumps, and increased distribution costs related to the Company's proprietary products.

Selling, general and administrative expenses increased during the third quarter of 2001 to $2,146,049, or 31% of gross sales, compared to $1,945,903, or 25% of gross sales for the third quarter of 2000. For the nine months ended September 30, 2001, selling, general and administrative expenses increased to $6,520,042, or 30% of gross sales, as compared to $5,631,690, or 25% of gross sales for the same nine month period of 2000. During the third quarter and the nine month period ending September 30, 2001, an expanded sales and marketing initiative increased staffing, travel, advertising, and administrative expenses related to the Company's enteral nutrition delivery and JTech proprietary product lines. The Company also experienced an increase in employee-related expenses, such as insurance, taxes, and pension benefits resulting from more employees in the third quarter of 2001 compared to third quarter of 2000. The Company believes that selling, general and administrative expenses for 2001 will be approximately 30% of sales.

Research and development expenses vary from quarter to quarter depending on the number and nature of pending research and development projects and their various stages of completion. For the three months ended September 30, 2001, research and development expenses were $173,688, compared to $187,392 in 2000. For the nine months ended September 30, 2001, research and development expenses were $379,862, compared to $547,605 in 2000. Expenses incurred during the third quarter and for the nine months ended September 30, 2001 were primarily for the continued development of the Company's enteral nutrition delivery and JTech proprietary products. Management intends to continue this investment for the foreseeable future and currently anticipates that research and development expenses for 2001 will be approximately 2% of total revenues.

Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities", the Company recorded an "other-than-temporary" impairment loss on its available for sale securities of $917,628 in the three and nine months ended September 30, 2001.

For the three months ended September 30, 2001 the Company had a net loss of $809,629, compared to net income of $356,829, or 4.6% of revenues, for the three months ended September 30, 2000. The Company's net loss for the nine months ended September 30, 2001, was $732,616, compared to net income of $1,229,360, or 5.5% of revenues for the nine months ended September 30, 2000. The decrease in net income during the third quarter of 2001, compared to the third quarter of 2000 is due to a number of factors, including (1) the impairment loss on marketable securities in the amount of $917,628 (2) a decrease in proprietary product revenues of approximately 40% during the three week period following the September 11th terrorist attacks on the World Trade Center in New York City, (3) lower gross margins associated with the Company's product mix, (4) the expanded sales effort and expenses related to the Company's proprietary products including sales personnel, support staff, and customer service and compliance personnel, and (5) interest expense increased from $159,055 to $227,348 due to the increased use of the Company's line of credit and other debt instruments.

The decrease in net income during the first nine months ended September 30, 2001, as compared to the first nine months ended September 30, 2000 is due to
(1) an impairment loss on marketable securities in the amount of $917,628 (2) a decrease in proprietary product revenues of approximately 40% during the three week period following the September 11th terrorist attacks, (3) lower gross margins associated with the Company's product mix, (4) the expanded sales effort and expenses related to the Company's proprietary products including sales personnel, support staff, and customer service and compliance personnel, (5) interest expense increased from $456,911 to $813,619, due to the increased use of the Company's line of credit and other debt instruments, and (6) a gain realized on the sale of securities sold during the first nine months of 2000 of $298,048, that was not matched during the first nine months of 2001, where the Company realized a gain of $40,978.

As of September 30, 2001, the Company's backlog of customer orders was $4,987,000, compared to $5,732,000 on September 30, 2000. Management estimates that approximately 60% of the backlog will be shipped before December 31, 2001. The Company's backlog is for contract manufacturing customers only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by its customers.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flow provided by operations and its revolving credit facility with Bank One Utah. During the nine month period ended September 30, 2001, the Company's operations provided $3,331,651 in cash flow, compared to using $2,756,897 in cash for the nine month period ended September 30, 2000. Cash increased by $567,921 for the first nine months of 2001, as the Company reduced its accounts receivable and inventories and entered into a new term loan and capital lease. This was partially offset by a decrease in accounts payable and decreased borrowings under the Company's line of credit. The Company's line of credit, which is secured by accounts receivable and inventory, permits borrowing up to $7 million. It bears interest at the prime rate, 6% at September 30, 2001 and 9.5% at December 31, 2000. The Company's balance on its line of credit was $2,860,989 at September 30, 2001 and $5,936,995 at December 31, 2000. The line matures on May 28, 2002 and the Company expects to renew the line in the ordinary course of business. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants.

With regard to capital expenditures, the Company's investment in property, patents from new research, manufacturing and production test equipment and tooling, as well as equipment for lease was $1,024,927 for the nine months of 2001, compared to $1,366,341 for the first nine months of 2000. The Company expects to invest approximately $200,000 during the remainder of 2001 for additional manufacturing equipment and software, for normal replacement of aging equipment, and for equipment for lease. The Company also expects to invest approximately $150,000 in the research and development of new proprietary products during the same period.

On March 29, 2000, the Company entered into an agreement to acquire certain assets from Nestle Clinical Nutrition, Inc. relating to Nestle's enteral nutrition delivery devices. The purchase was completed on April 6, 2000 for a purchase price of approximately $2.6 million, plus the actual cost of inventory acquired by the Company, which totaled approximately $1.2 million. Upon closing, cash of approximately $600,000 was paid. An additional $2.2 million was paid in October 2000, which included $1.2 million for inventory. The remainder of the purchase price, approximately $1,000,000, was calculated based upon the sales generated by the acquired assets of which approximately $778,000 was paid in July 2001. The remainder of the balance will be paid upon resolution of certain contingencies within the agreement.

The Company's working capital at September 30, 2001 was $7,003,260, compared to $10,176,527 at September 30, 2000. The portion of working capital represented by cash at such dates was $895,078 and $223,102 respectively. The decrease in working capital is primarily due to a shift in the long-term portion of the convertible debt to short-term, and the acquisition of the Nestle product line, which shifted current assets (cash) to property and equipment (pumps). The Company also uses substantial portions of its cash from time to time to fund its operations, including increases in inventories, accounts receivable and work in process. The Company believes its working capital is sufficient for operations during the coming twelve months.

On March 15, 2001, the Company entered into a Financing Lease with a bank for the amount of $1,500,000. The lease is secured by the Company's enteral feeding pumps, which were purchased from Nestle and are now manufactured by the Company. The proceeds from the Financing Lease were used to reduce the Company's Line of Credit balance. The lease has a 36 month term, is due on February 15, 2004, and bears interest at a rate of 8.24%.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The proceeds from the Promissory Note were used to reduce the Company's Line of Credit balance. The note is due on May 15, 2003 and is amortized over a fifteen-year term at the interest rate of 8.5%.

Other

As part of a nationwide investigation into billing practices associated with enteral nutrition delivery products, particularly with regards to billing practices for pumps and disposable delivery sets, on July 2, 2001, the Office of Inspector General (OIG), served a subpoena on the Company's ZEVEX, Inc. subsidiary. According to published reports, the investigation involved most manufacturers, distributors and health care service providers in the United Stat enteral pump industry. The subpoena requested Company documents relating to its enteral pump customers and marketing and billing practices. The Company has responded to the subpoena and it is cooperating with the investigation.

During the three week period following the September 11, 2001 terrorist attacks on the World Trade Center in New York City, order volume for the Company's proprietary enteral nutrition delivery and JTech Medical Industries products dropped by approximately 40%. Although management believes this to be a temporary situation, and also believes the medical device industry will be less affected by global conflict and recession than other industries, such events represent risk to the Company's business.



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

-------------------------------------------------------------------------------

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
                               ABOUT MARKET RISK
-------------------------------------------------------------------------------

No significant changes in the Company's market risk have occurred since December 31, 2000. Please refer to the Company's SEC Form 10-K for its fiscal year ended December 31, 2000 for additional discussions of market risks.

PART II

Item 2.  Changes in Securities and Use of Proceeds.

         During the period ending September 30, 2001, there were 133 shares of Common Stock issued pursuant to exercise of stock options by employees of the Company. The exercise price on such shares ranges from $2.50 to $5.00 per share. The shares issued upon exercise of the options were issued pursuant to the exemption from registration under SEC Rule 505.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                              Location if other
          No.     Title of Document                         than attached hereto
         ------   -----------------                         --------------------

         3.01*    Certificate of Incorporation      Amendment No. 1 to Form S-1,
                                                       filed October 24, 1997

         3.02*    Bylaws                               1997 Form 10-K

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

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

ZEVEX INTERNATIONAL, INC.

Dated:  November 14, 2001
                                     By   /s/ David J. McNally
                                         --------------------------
                                         David J. McNally, CEO
                                        (Chief Executive Officer)

                                     By  /s/ Phillip L. McStotts
                                        ------------------------------
                                        Phillip L. McStotts, Secretary
                                        (Principal Financial Officer)