Form 10-K
period 2001-12-31
ZEVEX INTERNATIONAL INC
filed 2002-03-29
CIK 827056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

       Registrant's telephone number, including area code: (801) 264-1001
                                                           ----- --------

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:____

         The aggregate market value of the registrant's voting stock held by nonaffiliates computed with reference to the closing price as quoted on the NASDAQ Stock Market on March 18, 2002, was approximately $8,049,465. For the purposes of the foregoing, the registrant assumed that affiliates included only the registrant's directors, executive officers and principal shareholders filing Schedules 13D or 13G with respect to the registrant's common stock.

         The number of shares outstanding of ZEVEX' Common Stock as of March 18, 2002 was 3,415,197

         Documents incorporated by reference: none

                                TABLE OF CONTENTS


Part I
   Item 1  BUSINESS                                                        --  3
   Item 2  PROPERTIES                                                      -- 21
   Item 3  LEGAL PROCEEDINGS                                               -- 21
   Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             -- 21

Part II
   Item 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS                               -- 22
   Item 6  SELECTED FINANCIAL DATA                                         -- 23
   Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                       -- 23
   Item7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                               -- 33
   Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     -- 33
   Item 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE                    -- 33

Part III
   Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             -- 34
   Item 11  EXECUTIVE COMPENSATION                                         -- 36
   Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                          -- 38
   Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  -- 39

Part IV
   Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K                                             -- 40
   Item 14(c)  INDEX TO EXHIBITS                                           -- 42

SIGNATURES                                                                 -- 41

                                     PART I

ITEM 1.  BUSINESS

GENERAL

ZEVEX(R) International, Inc. ("ZEVEX"), through its divisions and subsidiaries, engages in the business of designing, manufacturing and distributing medical devices. ZEVEX' product lines include proprietary medical devices that it designs, manufactures, and distributes, and contract-manufactured products that it designs and manufactures for original equipment manufacturers ("OEM's").

Through its manufacture and sale of enteral feeding pumps and related devices, ZEVEX has become one of the largest U.S. competitors in the enteral nutrition delivery market. The market includes feeding pumps, disposable sets and feeding tubes used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). Enteral feeding is the means of providing liquid nutrition to patients who may have experienced head or neck trauma, or have gastrointestinal disorders, such as short bowel syndrome, Crohn's Disease, bowel pseudo-obstruction and other disorders that prevent normal digestion.

ZEVEX competes in the musculoskeletal evaluation market, through its manufacturing and sales of stand-alone and computerized products that measure isolated muscle strength, joint ranges of motion and sensation. ZEVEX' products are internationally recognized as state-of-the art in physical medicine measurement markets, for providing calibrated hardware and Windows(R)-compatible software. ZEVEX' musculoskeletal evaluation, functional capacity evaluation, upper extremity and hand testing, and pain evaluation products are used for outcomes assessment during rehabilitation, medical-legal evaluations for personal injury and workers compensation claims and clinical documentation.

ZEVEX also provides design and manufacturing services in a multi-billion dollar market to worldwide medical device leaders who, in turn, sell ZEVEX' components and systems under private labels or incorporate them into their products. ZEVEX' OEM products include ultrasonic sensors and surgical handpieces, optoelectronic components, and electronic instruments. ZEVEX' operation in Salt Lake City is a world-class medical device manufacturer, meeting ISO9001 and EN46001 certification requirements, as well as the U. S. Food and Drug Administration's Good Manufacturing Practices.


ZEVEX' current strategy is to foster the growth of proprietary product revenues through market penetration and the development of products that complement its existing two lines of proprietary products. Management intends to achieve healthier margins resulting from engineering improvements to its enteral nutrition delivery business, and expand the musculoskeletal evaluation sales force so the more favorable margins associated with the musculoskeletal evaluation product line continue to positively impact ZEVEX' profitability. In addition, ZEVEX will continue to manufacture products for others in order to capitalize on the outsourcing trend in the medical device industry, focusing on manufacturing opportunities where pricing is based upon the premium value of ZEVEX' technical competencies. ZEVEX' operations bring together common or related technologies, enhancing the development of innovative products, quality and service, and providing efficient sharing of business resources.


For information regarding ZEVEX' financial condition and results of operations please see Item 8 of the report entitled "Financial Statements and Supplementary Data" and Notes to Consolidated Financial Statements included in that item.






ZEVEX' PROPRIETARY PRODUCTS

         Enteral Nutrition Delivery Products

ZEVEX sells two major lines of enteral feeding pumps and a variety of related disposable delivery sets and feeding tubes. Enteral feeding is a means of providing nutrition to patients who may have experienced disorders that prevent normal digestion and need direct gastrointestinal nutritional therapy. Many enteral feeding patients require continuous administration of nutritional solutions throughout the day, which requires the patient to carry an enteral feeding pump.


ZEVEX has successfully applied its engineering and regulatory expertise to the development, commercialization, and marketing of the EnteraLite(R) Ambulatory Enteral Feeding Pump for patients who require direct gastrointestinal nutritional therapy. Management believes that the EnteraLite(R) pump is the lightest, most compact and most mobile enteral feeding pump in the U.S. market, possessing unprecedented safety and accuracy in enteral nutrition delivery. The EnteraLite(R)'s unique features include the ability to operate in any orientation, +/-5% accuracy and a 24-hour battery, the life of which is one-third longer than the battery life of its closest competitor. The EnteraLite(R) pump carries a two-year warranty, twice the industry average.

First introduced in 1996, the EnteraLite(R) continues to gain acceptance in the home health care market due to the product's superior mobility and state-of-the-art features. ZEVEX believes that by improving the convenience of nutrition delivery, the EnteraLite(R) can contribute to better clinical outcomes and improved quality of life for enteral patients. The EnteraLite(R) requires the use of disposable feeding bags and tubing sets, which also are sold by ZEVEX. ZEVEX has been awarded eight U.S. patents for technology related to the EnteraLite(R) and its disposable sets.


The 1998 acquisition of Nutrition Medical's line of stationary pumps, delivery sets and feeding tubes, followed by the 2000 acquisition of the installed base of Nestle Clinical Nutrition pumps, have expanded the ZEVEX line of enteral delivery products. ZEVEX now manufactures and distributes the less expensive EnteralEZ(R) enteral feeding pump, which is intended for applications where patients are not mobile. Complementing this pump model is a line of disposable delivery sets sold by ZEVEX for use with the EnteralEZ(R) pump. These sets include feeding solution bags of various sizes, as well as "spike" sets for use with pre-filled feeding solution containers. The Nutrition Medical acquisition included the Panda(R) line of disposable feeding tubes, which include adult and pediatric nasoenteric tubes, replacement gastrostomy tubes and a needle catheter jejunostomy kit. Additionally, in 1999 ZEVEX launched the EnteraFlo(TM) line of nasoenteric feeding tubes, which improves feeding flow and ultimately patient comfort. These single patient use disposable devices are used in conjunction with a feeding pump to administer feeding solutions to the gastrointestinal tract of the patient via commonly accepted procedures.

         Musculoskeletal Evaluation Products

ZEVEX manufactures and markets precision instruments and software in the physical and industrial medicine markets to improve the accuracy, efficiency and objectivity of musculoskeletal, functional capacity, hand and upper extremity, pain, impairment, and outcomes evaluations. ZEVEX generally refers to these products as musculoskeletal evaluation products. ZEVEX' products test and evaluate patients, document effects of injury, track improvements, and measure disabilities. Products are used, for example, by chiropractors, physical therapists, osteopaths, and occupational therapists for outcomes assessment during rehabilitation, medical-legal evaluations for personal injury and workers compensation claims, and clinical documentation.

The musculoskeletal evaluation product line includes Commander(TM), Dualer(TM), Tracker(TM), IsoTrack Pro(TM), JobSite(TM) Software, and Easy Docs Plus(TM) Software products, and embodies a unique modular component concept that gives clinicians easy entry into advanced evaluation systems which are scalable as their practices expand. ZEVEX' software automatically collects data and prints reports for clinical records, legal documentation and third-party reimbursement. ZEVEX OEM CONTRACT DESIGN AND MANUFACTURING SERVICES


ZEVEX provides design and manufacturing services to medical companies who sell ZEVEX' components and systems under private labels or incorporate them into their products. ZEVEX designs and manufactures surgical systems, device components, and sensors for established and emerging technology companies, such as Alaris Medical Systems, Inc., Allergan, Inc., various divisions of Baxter Healthcare Corporation, Medtronic Corporation, SIMS Deltec, Inc., and Terumo Corporation. ZEVEX offers its customers over 16 years of specialized engineering and manufacturing expertise.

Industry sources indicate that there is a strong trend by medical device companies to outsource their device manufacturing requirements. Many emerging device companies do not have the engineering, manufacturing, or regulatory expertise to quickly and efficiently take a device from conception to commercial use. Even larger, well-established companies, which may have the capital to develop such expertise, may lack the required personnel and time to accumulate such expertise or may want to focus their resources in areas other than manufacturing. In the medical device industry in particular, there are substantial regulatory compliance requirements, in both the United States and overseas, that must be addressed in designing and manufacturing devices. By focusing its resources and expertise in the design and manufacturing areas, ZEVEX believes it offers customers the ability to outsource engineering and manufacturing needs on a cost-effective basis, often allowing the customer to take a product to market more quickly and efficiently, at a lower cost, and with higher quality than a customer could achieve with its own resources.

ZEVEX uses extensive engineering and regulatory expertise to deliver integrated design and manufacturing solutions to its customers. ZEVEX is registered with the United States Food and Drug Administration ("FDA") as a medical device manufacturer and has developed internal systems intended to maintain compliance with the FDA's Good Manufacturing Practices ("GMP"). ZEVEX also is certified by the International Organization for Standardization ("ISO") to 9001 and EN46001 standards, which means that it has met internationally-recognized quality standards for the design, manufacture, and testing of products. ZEVEX devotes significant management time and financial resources to GMP compliance and ISO certification.

PRINCIPAL OEM PRODUCTS

A majority of ZEVEX' contract manufacturing business involves the following four general product categories:

         Ophthalmic Surgical Devices

ZEVEX designs and manufactures ultrasonic phacoemulsification handpieces and handpiece drive circuits for the surgical removal of cataracts. Phacoemulsification is a method of cataract extraction that uses ultrasound waves to break the cataract-obstructed lens of the eye into small fragments that can be removed through a hollow needle. Phacoemulsification is currently used in more than 90 percent of cataract procedures in the United States. ZEVEX manufactures handpieces of several designs for Allergan, Inc., a market leader in ophthalmology. ZEVEX also provides customized handpieces and handpiece drive circuits to many other customers worldwide.

         Ultrasonic Sensors


ZEVEX designs and manufactures a variety of non-invasive ultrasonic sensors for the detection of air bubbles and the monitoring of liquid levels in critical medical devices. ZEVEX' air bubble detectors monitor intravenous fluid lines in a variety of devices and systems, including drug infusion pumps, hemodialysis machines, blood collection systems, and cardiopulmonary bypass systems. ZEVEX' liquid level detectors utilize ZEVEX' patented coupling technology and are used to monitor critical liquid levels in various reservoirs used in surgery, such as those employed in cardiopulmonary bypass systems.

         Optoelectronic Sensors and Custom Integrated Circuits

ZEVEX designs and manufactures a variety of optical emitters and detectors, custom integrated circuit products, and semiconductor components used in medical applications. ZEVEX' product capabilities include fiber optic links, integrated optoisolators, high-speed sensor integrated circuits, application specific integrated circuit (ASIC) devices, and solid state relays. Medical applications for these technology products include diagnostic and therapeutic equipment, such as blood analyzers and dialysis machines.

         Medical Systems

The ultimate level of product sophistication for ZEVEX' manufacturing services involves medical systems manufacturing. During 2001, ZEVEX manufactured the Power Medical Interventions, SurgASSIST(TM), which is a computer-mediated technology platform that provides a unique level of intraluminal access, surgical precision, and patient safety, with application in numerous surgical stapling procedures throughout the alimentary tract.

REVENUE SOURCES

The following table sets forth the source of ZEVEX' total revenues during the last 3 years, allocated between six product/service categories.

Revenue breakdown by product/service, by percentage

------------------------------- ---------------------------- ---------------------------- ----------------------------
           Product                         2001                         2000                         1999
           -------                         ----                         ----                         ----
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Enteral Nutrition Delivery                 43.5%                        43.4%                        32.7%
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Ultrasonic and Optoelectronic              24.7%                        15.1%                        18.9%
Sensors, Custom IC's
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Musculoskeletal Evaluation                 12.6%                        10.1%                        14.2%
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Ophthalmic Surgical Devices                10.6%                        13.9%                        18.0%
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Medical Systems                            4.6%                         13.9%                        7.7%
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Design and Engineering                     4.0%                         3.6%                         8.5%
------------------------------- ---------------------------- ---------------------------- ----------------------------


CAPABILITIES

         Design and Engineering

ZEVEX has extensive design and engineering capabilities that it uses for its own product development as well as for servicing its contract manufacturing customers. ZEVEX' engineers have broad experience in designing, engineering, and testing an array of medical technology devices and systems, with particular expertise in ultrasonic and optoelectronic devices, as well as fluid delivery systems.

ZEVEX' manufacturing service customers generally rely on ZEVEX from the outset of their projects for complete design, engineering, component analysis, testing, and regulatory compliance for their devices or systems. In some instances, customers have come to ZEVEX with final drawings for devices that they believe are ready for manufacturing. ZEVEX' engineers assist sales and marketing personnel in evaluating requests for proposals and in developing proposed solutions, cost estimates, and bids for each product. ZEVEX' design and engineering services are generally provided to customers on a time-and-materials fee basis, as part of a plan to eventually manufacture the customer's product.

ZEVEX has made significant investments in state-of-the-art equipment to support its design and engineering staff, including product performance modeling software, custom test stations, and three-dimensional computer aided design ("CAD") software. ZEVEX has independently developed what management believes is the most sophisticated modeling software for ultrasonic surgical device development. Management believes that ZEVEX' unique modeling and design capacities hasten product development and improve the quality of the final device.
         Manufacturing


ZEVEX' proprietary products are generally assembled and tested at its manufacturing facility in Salt Lake City, Utah. ZEVEX' enteral feeding disposable products are sub-contracted to specialty manufacturers. Design, engineering, and manufacturing services for other companies are provided by ZEVEX from the Salt Lake City facility.


Inventory management and MRP software programs are used to manage inventory and control the ordering process for the more than 5,000 parts used in ZEVEX' and its customers' products. As the evolution of a device or system reaches production, team members with direct responsibility for purchasing, manufacturing, and quality assurance assume a greater role in the project. The project team develops an assembly process, product testing protocol, and quality assurance procedures to produce high-quality products that satisfy internal and external specifications, as well as the FDA's GMP and ISO 9001/EN 46001 quality standards.

ZEVEX usually provides design and engineering services pursuant to negotiated manufacturing agreements, which address quantity, pricing, warranty, indemnity, and other terms of the relationship. Such contracts may or may not be exclusive manufacturing arrangements, and may or may not include minimum volume requirements. In some cases, no minimum purchase is required. In other cases, a customer commits to purchase a minimum quantity identified in a rolling forecast of production. ZEVEX generally warrants its products to be free from defects in materials and workmanship for periods ranging from 90 days to the life of the product.

SUPPLIERS

ZEVEX purchases its component parts and raw materials from a variety of approved suppliers. ZEVEX is not dependent on a single supplier for any item, and believes that it can acquire materials from various sources on a timely basis.

SALES AND MARKETING

         Enteral Nutrition Delivery Products


ZEVEX has a network of direct territory managers and independent manufacturers' representatives who sell enteral pumps, disposable delivery sets and feeding tubes. These representatives have been selected for their experience within the markets served by ZEVEX' products, and they sell directly to home health care service providers, hospitals, and nursing homes. The direct territory managers and manufacturers' representatives are regionally supported by independent specialists with clinical credentials (registered dietitians or nurses), who are employed on a contract basis by ZEVEX. ZEVEX employs a national sale manager to deploy its sales resources effectively in these major markets.


Customers generally purchase EnteraLite(R) Ambulatory Enteral Feeding Pumps directly from ZEVEX. In cases where a lease or rental is preferred, arrangements are made through a third party that specializes in medical equipment financing. Disposable sets are then purchased as needed. Customers typically purchase 20 - 30 disposable sets per month for each pump placed in service.

Due to competition, lower-cost stationary pumps generally have been placed at no up-front cost to the user, in return for set "usage" agreements, which typically guarantee minimum purchases of 15 disposable sets per pump per month, once the pumps are placed in service.


The distribution of the EnteraLite(R), stationary pumps, delivery sets, and feeding tubes are serviced by ZEVEX' national sales manager, account specialists and a customer service department, in addition to the sales force described above. During 2001, a version of the stationary pump was sold under private label for distribution by another company in Europe.

         Musculoskeletal Evaluation Products


ZEVEX markets its Musculoskeletal Evaluation product line worldwide through a combination of direct sales representatives, independent dealers and manufacturers' representatives. These direct and independent representatives and dealers were selected for their experience in marketing to chiropractors, osteopaths, physical therapists and occupational therapists. The sales force is supported by regional sales managers, who are full-time employees of ZEVEX. ZEVEX also sells its products via seminars, directed mailings, catalogs, and telemarketing through its customer service personnel. ZEVEX also markets internationally through a distributor network.


         Contract Design and Manufacturing Services

ZEVEX generates new design and manufacturing projects from customers using direct sales personnel who are trained in ZEVEX' engineering expertise and manufacturing capabilities. Project engineers also participate extensively in sales and marketing activities. ZEVEX promotes its design and manufacturing capabilities at industry trade shows, by advertising in leading industry publications, and by obtaining referrals from customers and other persons who are familiar with ZEVEX' services.

COMPETITION

         Enteral Nutrition Delivery Products

Two major competitors exist in the U.S. market for ambulatory enteral feeding pumps. Ross Laboratories, a division of Abbott Laboratories, offers the Clearstar(R) and the Companion(R) pump, which was originally introduced to the market in the late 1980's. ZEVEX estimates that Ross holds a approximately 45% market share for ambulatory and non-ambulatory enteral feeding applications. The second competitor, Kendall Healthcare, a division of TYCO, offers the kangaroo(R) PET enteral feeding pump, which has a limited market because it can be operated only in an upright position. ZEVEX estimates that Kendall Healthcare presently holds approximately 21% of the total market for enteral pumps and disposable sets in both ambulatory and non-ambulatory applications. In addition to Ross Laboratories and Kendall Healthcare, Novartis also competes in the U.S. market for stationary enteral nutrition delivery pumps, which includes ZEVEX' EnteralEZ(R) product line.

Well-established competitors such as Ross Laboratories and Kendall Healthcare typically bundle products for the greatest advantage in group-purchasing situations. Each of these competitors offers a breadth of product offerings that exceeds that of ZEVEX. Keys to ZEVEX' ability to compete effectively are the unique features of its product offerings and the benefits to customers who utilize them. ZEVEX expects to build upon its reputation for innovation that was earned by its EnteraLite(R) Ambulatory Enteral Feeding Pump for mobile enteral patients. In order to continue to gain market share, ZEVEX plans to grow its product line so that it too can bundle a family of products to meet the enteral nutrition delivery needs of its customers. ZEVEX expects to develop and/or acquire products that are complementary to its enteral nutrition delivery product line, particularly those having features that can significantly improve a patient's quality of life, and ensure safety and ease of enteral administration.

         Musculoskeletal Evaluation Products

ZEVEX' primary competitors in the musculoskeletal evaluation market are a limited number of small privately held companies. Most notable are ARCON, The Blankenship System, Key Methods, Isernhagen, Cedaron and Greenleaf Medical. Generally, these companies concentrate on particular areas such as musculoskeletal testing, functional capacity evaluation, or hand testing. ZEVEX' management believes that few competitors can currently penetrate the broad spectrum of the medical profession that ZEVEX has done with its product line, because their products lack the full range of capabilities offered by ZEVEX, and none offer a completely modular product line as comprehensive as its own. Competitive factors in the musculoskeletal market include perceived quality, price, name recognition, training capabilities, support, operating system, and systems integration potential.

         Contract Design and Manufacturing Services

ZEVEX' primary competitors for design and manufacturing services include Plexus, Inc., Colorado MedTech Inc., United Medical Manufacturing, Inc. and Sparton Electronics Corporation. These contract manufacturers operate in the medical technology industry, and some have substantially greater financial and marketing resources than ZEVEX. Competitive factors in medical device design and manufacturing include quality, regulatory compliance, engineering competence, cost of non-recurring engineering, price of the manufactured product, experience, customer service, and the ability to meet design and production schedules. ZEVEX believes that its unique expertise in ultrasound, optoelectronics and fluid delivery systems will allow it to compete effectively for contracts involving these technologies.

PATENTS AND TRADEMARKS

As of December 31, 2001, ZEVEX held fourteen U.S. patents and three international patents on devices developed by ZEVEX, with nine additional U.S. patents and ten international patents pending. The loss of certain patents, key to ZEVEX' proprietary products, could have a materially adverse effect on its overall business operations. ZEVEX also relies on trade secrets and confidentiality agreements to protect the proprietary nature of its technologies.


In addition, ZEVEX owns and has applied for numerous trademarks in the United States and abroad. ZEVEX believes that its trademarks are well recognized in the various markets for its products. With the exception of the EnteraLite(R) and Enteral EZ(R) trademarks, which are registered for its enteral feeding pumps, ZEVEX believes that the loss of any trademark would not have a material adverse effect on its overall business operations.


RESEARCH AND DEVELOPMENT FOR ZEVEX' PROPRIETARY PRODUCTS

ZEVEX' research and development projects are primarily focused on new proprietary products. As of December 31, 2001, ZEVEX had two full-time engineers in research and development, and had several other designers and engineers, including independent contractors, contributing to research and development projects. During the first quarter of 2001, ZEVEX restructured its engineering group to primarily focus on manufacturing and it is continuing to utilize independent contractors for research and development projects. ZEVEX invested $477,653 in 2001, $852,273 in 2000, and $670,886 in 1999 for research and development of new products. In 2001, research and development costs represented approximately 2% of ZEVEX' annual revenues, compared to 3% in 2000 and 1999.

MAJOR CUSTOMERS

Historically, large portions of ZEVEX' revenues were attributable to design and manufacturing services for a small number of major customers. However, beginning in 2000 and continuing during the 2001 fiscal year, ZEVEX continued to grow its proprietary product business. Because revenues of ZEVEX' proprietary products now exceed those of contract manufactured products, the relative percentage represented by a few major customers has decreased. As a result, the number of customers comprising more than 10% of ZEVEX' revenues has declined when compared to prior years. During the 2001 fiscal year, no customer accounted for 10% or more of ZEVEX' revenues. During the 2000 fiscal year, 10% of revenues were from Allergan, Inc. and 14% of revenues were from Cardiac Science, Inc. During the 1999 fiscal year, 13% of revenues were from Allergan. ZEVEX management expects that, with its continued focus toward proprietary products, the percentage of total revenue represented by a few major customers will continue to decline, so that the loss of a single customer would have less potential for a materially adverse effect on the financial condition or results of operations of ZEVEX in the future.

BACKLOG

At December 31, 2001, ZEVEX had a backlog of approximately $4,633,005 on orders for medical devices to be manufactured for other medical technology companies, as compared to backlogs at December 31, 2000 and 1999, of $5,295,326 and $5,640,478, respectively. ZEVEX estimates that approximately 90% of the backlog will be shipped before December 31, 2002. As of March 6, 2002, ZEVEX had a backlog of $4,112,564. For purposes of the above figures, backlog includes product not yet shipped pursuant to purchase orders that have been received by ZEVEX. This does not include any backlog for ZEVEX' proprietary products, because ZEVEX generally holds appropriate levels in inventory for sale to customers. Some of the orders included in the backlog may be canceled or modified by customers without significant penalty. In addition, because customers may place orders for delivery at various times throughout the year, and because of the possibility of customer changes in delivery schedules or cancellation of orders, ZEVEX' backlog as of any particular date may not necessarily be a reliable indicator of future revenue.

GOVERNMENTAL REGULATION

ZEVEX' manufacturing facility, its customers' medical devices, and its proprietary medical devices are subject to extensive regulation by the FDA under the Food Drug and Cosmetics Act ("FDC Act"). Manufacturers of medical devices must comply with applicable provisions of the FDC Act and associated regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of medical devices, as well as record-keeping requirements, and the reporting of certain information regarding device safety. In addition, ZEVEX' facility is subject to periodic inspection by the FDA for compliance with the FDA's GMP requirements. To ensure compliance with GMP requirements, ZEVEX expends significant time, resources, and effort in the areas of training, production, and quality assurance.

For certain medical devices manufactured by ZEVEX, the customer may need to obtain FDA clearance in the form of a premarket approval ("PMA") application. Such applications require substantial preclinical and clinical testing to obtain FDA clearance. Currently, at least one of ZEVEX' customers is seeking or plans to seek a PMA for devices to be manufactured by ZEVEX. Other medical devices can be marketed without a PMA, but only by establishing, in a 510(k) premarket notification, "substantial equivalence" to a predicate device.

Besides the FDA regulations described above, ZEVEX is also subject to various state and federal regulations with respect to such matters as safe working conditions, manufacturing practices, fire hazard control, environmental protection, and the disposal of hazardous or potentially hazardous materials. ZEVEX' operations involve the use and disposal of relatively small amounts of hazardous materials.
As such, ZEVEX does not believe significant exposure for environmental matters exist.

Beginning in 1998, all medical device manufacturers were required to obtain the "CE Mark" to sell their products in the European Common Market. The CE Mark is a quality designation given to products that meet certain policy directives of the European Economic Area. ZEVEX has received and maintained ISO 9001 and EN46001 certification, which allows ZEVEX to CE Mark its own products and assist its customers with obtaining the CE Mark for their products.

As part of a nationwide investigation into billing practices associated with enteral nutrition delivery products, particularly with regard to billing practices for pumps and disposable delivery sets, on July 2, 2001, the Office of Inspector General (OIG) served a subpoena on ZEVEX' ZEVEX, Inc. subsidiary. According to published reports, the investigation involved most manufacturers, distributors and health care service providers in the United States enteral pump industry and similar subpoenas were served on many of those parties. The subpoena requested Company documents relating to its enteral pump customers, marketing and billing practices. ZEVEX has responded to the subpoena and it is cooperating with the investigation. As of Mach 18, 2002, legal counsel has been unable to determine the potential future financial impact to ZEVEX, if any, associated with the investigation.

EMPLOYEES

As of March 6, 2002, ZEVEX employed a total of 160 people in the following areas: 61 in Manufacturing and Testing; 30 in Design and Engineering; 23 in Administration; 17 in Customer Service and Relations; 22 in Sales and Marketing; and 7 in Quality Assurance. ZEVEX has 151 employees located at its corporate headquarters and manufacturing facility in Salt Lake City, Utah, and 9 employees at various locations throughout the United States.

ZEVEX considers its labor relations to be good, and none of its employees are covered by a collective bargaining agreement. Currently, the local economy is stable and the unemployment rate is moderate in the Salt Lake City metropolitan area, which means that ZEVEX faces competition to attract and retain qualified personnel. However, at the same time, the Salt Lake City metropolitan area has a well-educated work force and is considered an attractive place to live. Accordingly, ZEVEX does not anticipate having difficulty in attracting and retaining qualified personnel to meet its projected growth, although it is likely to experience continued moderate growth in labor costs.

ENVIRONMENTAL COMPLIANCE COSTS


ZEVEX believes it is in compliance with all applicable environmental regulations. Compliance with federal, state, and local provisions regarding the production and discharge of material into the environment and the protection of the environment are not expected to have a material adverse effect on capital expenditures, earnings and the competitive position of ZEVEX.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES

During the 2001 fiscal year, ZEVEX had total revenues of $29,882,075, of which $2,207,648 was considered foreign source revenues. During the 2000 fiscal year, ZEVEX had total revenues of $30,778,627, of which $972,313 was considered foreign source revenues. During the 1999 fiscal year, ZEVEX had total revenues of $23,026,208, of which $1,567,825 was considered foreign source revenues.

During the last three fiscal years, ZEVEX has had no long-lived assets, long term customer relationships with a financial institution, mortgage or other servicing rights, deferred policy acquisition costs, or deferred assets, in any foreign country.

ORGANIZATIONAL STRUCTURE

ZEVEX is a Delaware corporation organized in 1987. It serves primarily as a holding company conducting business operations through two subsidiaries: JTech Medical Industries, a Utah corporation, and ZEVEX, Inc., a Delaware corporation. JTech Medical conducts ZEVEX' musculoskeletal evaluation product business. ZEVEX, Inc. conducts ZEVEX' other businesses. ZEVEX previously held a third subsidiary, Aborn Electronics, Inc., but that subsidiary's operations were transferred into ZEVEX, Inc. and the remaining shell corporation sold to its prior owner during 2001.

FACTORS THAT MAY AFFECT FUTURE RESULTS
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

The disclosure and analysis set forth in this 2001 Form 10-K contains certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and future financial results. From time to time, ZEVEX also provides forward-looking statements in other publicly-released materials, both written and oral. These statements are statements that do not relate strictly to historical or current facts. When used in this report, the words such as "plans," "expects," "will," "estimates," "believes," "projects," "anticipates" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In all cases, a broad variety of risks and uncertainties, known and unknown, as well as inaccurate assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, while such statements represent Company management's current views, no forward-looking statement can be guaranteed. Actual future results may vary materially.


ZEVEX undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by ZEVEX on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934 as amended. Furthermore, in accordance with the Private Securities Litigation Reform Act of 1995, ZEVEX provides the following cautionary statements identifying factors that could cause ZEVEX' actual results to differ materially from expected and historical results. It is not possible to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties, and inaccurate assumptions.


Additionally, the following factors should be reviewed for a full understanding of the business of ZEVEX and considered in evaluating ZEVEX' prospects for future growth. The occurrence of one or more of the following risks or uncertainties could have a material adverse effect on ZEVEX' business, results of operations, and financial condition.

         Risk Factors Relating to ZEVEX' OEM Customers

ZEVEX' success in contract manufacturing depends largely on the success of the customers for its manufacturing services and on the devices designed and manufactured by ZEVEX for those customers. Any unfavorable developments or adverse effects on the sales of those devices or such customers' businesses, results of operations, or financial position could have a corresponding adverse effect on ZEVEX. In addition, ZEVEX sells certain types of medical devices to multiple customers and to the extent there is an unfavorable development affecting the sales of any such type of device generally, the adverse effect of such development on ZEVEX would be more substantial than that presented by the decline in sales to a single customer for such type of device. Additionally, ZEVEX believes that its design and manufacturing customers and their devices (and ZEVEX indirectly) are generally subject to the following risks:

         Competitive Environment. The medical device industry is highly competitive and subject to significant technological change. Participation in such industries requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. These industries consist of numerous companies, ranging from start-up to well-established companies. Many of ZEVEX' customers have a limited number of products, and some market only a single product. As a result, any adverse development with respect to these customers' products may have a material adverse effect on the business and financial condition of such customer, which may adversely affect that customer's ability to purchase and pay for its products manufactured by ZEVEX. The competitors and potential competitors of ZEVEX' customers may succeed in developing or marketing technologies and products that will be preferred in the marketplace over the devices manufactured by ZEVEX for its customers or that would render its customers' technology and products obsolete or noncompetitive.

         Emerging Technology Companies. A number of ZEVEX' customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staff, facilities, and substantially greater experience in developing new products, obtaining regulatory approvals, and manufacturing and marketing medical products. Approximately four customers, representing 7% of ZEVEX' revenues in fiscal year 2001, were, in management's opinion, emerging medical technology companies. These customers may not be successful in launching and marketing their products, or may not respond to pricing, marketing, or other competitive pressures or the rapid technological innovation demanded by the marketplace and, as a result, may experience a significant drop in product revenues, which may hamper their ability to continue as a customer of ZEVEX or even pay for services and products already delivered.

         Customer Regulatory Compliance. The FDA regulates many of the devices manufactured by ZEVEX under the FDC Act, which requires certain clearances from the FDA before new medical products can be marketed. There can be no assurance that ZEVEX' customers will obtain such clearances on a timely basis, if at all. The process of obtaining a PMA or a 510(k) clearance from the FDA could delay the introduction of a product to market. A customer's failure to comply with the FDA's requirements can result in the delay or denial of its PMA. Delays in obtaining a PMA are frequent and could result in delaying or canceling orders to ZEVEX. Many products never receive a PMA. Similarly, 510(k) clearance may be delayed, and in some instances, 510(k) clearance is never obtained.

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

         Sales of ZEVEX' medical products outside the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain clearance for sale in foreign countries may be longer or shorter than that required for FDA clearance, and the requirements may differ. The FDA also regulates the sale of exported medical devices, although to a lesser extent than devices sold in the United States. In addition, ZEVEX' customers must comply with other laws generally applicable to foreign trade, including technology export restrictions, tariffs, and other regulatory barriers. There can be no assurance that ZEVEX' customers will obtain all required clearances or approvals for exported products on a timely basis, if at all.

         Medical devices manufactured by ZEVEX and marketed by its customers pursuant to FDA or foreign clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state and foreign regulatory agencies. FDA enforcement policy prohibits the marketing of approved medical products for unapproved uses. ZEVEX' customers control the marketing of their products, including representing to the market the approved uses of their products. If a customer engages in prohibited marketing practices, the FDA or another regulatory agency with applicable jurisdiction could intervene, possibly resulting in marketing restrictions, including prohibitions on further product sales, or civil or criminal penalties.

         Changes in existing laws and regulations or policies could adversely affect the ability of ZEVEX' customers to comply with regulatory requirements. There can be no assurance that a customer of ZEVEX, or ZEVEX, will not be required to incur significant costs to comply with laws and regulations in the future, or that such customer or ZEVEX will be able to comply with such laws and regulations.

         Uncertain Market Acceptance of Products. There can be no assurance that the products created for ZEVEX' customers will gain any significant market acceptance even if required regulatory approvals are obtained. Some of ZEVEX' customers, especially emerging technology companies, have limited or no experience in marketing their products and have not made marketing or distribution arrangements for their products. ZEVEX' customers may be unable to establish effective sales, marketing, and distribution channels to successfully commercialize their products.

         Product and Inventory Obsolescence. Rapid change and technological innovation characterize the marketplace for medical products. As a result, ZEVEX and its customers are subject to the risk of product and inventory obsolescence, whether from prolonged development, government approval cycles or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen.

         Customers' Future Capital Requirements. Some of ZEVEX' customers, especially the emerging medical technology companies, are not profitable and may have little or no revenues, but they have significant working capital requirements. Such customers may be required to raise additional funds through public or private financings, including equity financings. Adequate funds for their operations may not be available when needed, if at all. Insufficient funds may require a customer to delay development of a product, clinical trials (if required), or the commercial introduction of the product or prevent such commercial introduction altogether.

         Uncertainty of Third-Party Reimbursement. Sales of many of the medical devices manufactured by ZEVEX will be dependent in part on availability of adequate reimbursement for those devices from third-party health care payers, such as government and private insurance plans, health maintenance organizations, and preferred provider organizations. Third-party payers are increasingly challenging the pricing of medical products and services. There can be no assurance that adequate levels of reimbursement will be available to enable ZEVEX' customers to achieve market acceptance of their products. Without adequate support from third-party payers, the market for the products of ZEVEX' customers may be limited.

         Uncertainty of Market Acceptance of Out-Sourcing Manufacturing of Medical Devices

ZEVEX believes that acceptance in the marketplace for out-sourcing of design and manufacturing of advanced medical products for medical technology companies varies from year to year and is still uncertain. Many of ZEVEX' potential customers have internal design and manufacturing facilities. ZEVEX' engineering and manufacturing activities require that customers provide ZEVEX with access to their proprietary technology and relinquish the control associated with internal engineering and manufacturing. As a result, potential customers may decide that the risks of out-sourcing engineering or manufacturing are too great or exceed the anticipated benefits of out-sourcing. In addition, medical technology companies that have previously made substantial investments to establish design and manufacturing capabilities may be reluctant to out-source those functions. If the medical technology industry generally, or any significant existing or potential customer, concludes that the disadvantages of out-sourcing manufacturing outweigh the advantages, ZEVEX could suffer a substantial reduction in the size of one or more of its current target markets, which could have a material adverse effect on its business, results of operations, and financial condition.

         Competition in Out-Sourcing Manufacturing

ZEVEX faces competition from design firms and other manufacturers that operate in the medical device industry. Many competitors have substantially greater financial and other resources than ZEVEX. Also, manufacturers focusing in other industries may decide to enter into the industries served by ZEVEX. Competition from any of the foregoing sources could place pressure on ZEVEX to accept lower margins on its contracts or lose existing or potential business. To remain competitive, ZEVEX must continue to provide and develop technologically advanced manufacturing services, maintain quality, offer flexible delivery schedules, deliver finished products on a reliable basis, and compete favorably on the basis of price. There can be no assurance that ZEVEX will be able to compete favorably with respect to these factors.


         Dependence on Major Customers

No assurances can be given that ZEVEX' major customers will continue to do business with ZEVEX or that the volume of their orders for ZEVEX' OEM devices and proprietary products will increase or remain constant. The loss of a major customer, or a significant reduction in the volume of its orders from ZEVEX, would have a material adverse impact on ZEVEX' operations. In addition, if one or more of these customers were to seek and obtain price discounts from ZEVEX for ZEVEX' OEM devices or proprietary products, the resulting lower gross margins on those devices and products would have a materially adverse effect on ZEVEX' overall results of operations. If any customer with which ZEVEX does a substantial amount of business were to encounter financial distress, the customer's lateness, unwillingness, or inability to pay its obligations to ZEVEX could result in a materially adverse effect on ZEVEX' results of operations and financial condition.

         Early Termination of Agreements

ZEVEX' agreements with major manufacturing customers generally permit the termination of the agreements before expiration thereof if certain events occur that are materially adverse to the design, development, manufacture, or sale of the product. Examples of such events include the failure to obtain or the withdrawal of regulatory clearance, or an alteration of regulatory clearance that is materially adverse to the customer or which prohibits or interferes with the manufacture or sale of the products. The performance of agreements with major customers may be suspended or excused if certain conditions, generally beyond the control of the customer or ZEVEX (so-called force majeure events), cause the failure or delay of performance.

ZEVEX' pump usage agreements, under which enteral feeding pumps are placed with users in exchange for a commitment by the user to buy disposable products from ZEVEX, generally require only monthly commitments, and users can terminate any purchase obligation by returning the pump. Thus, there is no assurance of continued revenue from pumps placed with such users.

         Risk Factors in Marketing ZEVEX' Proprietary Products

In producing and marketing its own proprietary devices, ZEVEX faces many of the same risks that its ZEVEX OEM customers face. As discussed above with respect to its customers, such risks include:

The medical products industry is highly competitive. A significant number of ZEVEX' competitors have substantially greater capital resources, research and development staffs, facilities, and substantially greater experience in developing new products, obtaining regulatory approvals, and manufacturing and marketing medical products. Competitors may succeed in marketing products preferable to ZEVEX' products or rendering ZEVEX' products obsolete.

The medical products industry is subject to significant technological change and requires ongoing investment to keep pace with technological development, quality, and regulatory requirements. In order to compete in this marketplace, ZEVEX will be required to make ongoing investment in research and development with respect to its existing and future products.

ZEVEX is subject to substantial risks involved in developing and marketing medical products regulated by the FDA and comparable foreign agencies. There can be no assurance that ZEVEX will obtain the necessary FDA or foreign clearances on a timely basis, if at all. As discussed above, commercialized medical products are subject to further regulatory restrictions, which may adversely affect ZEVEX. Changes in existing laws and regulations or policies could adversely affect the ability of ZEVEX to comply with regulatory requirements.

There can be no assurance that ZEVEX' products will gain any significant market acceptance in their intended target markets, even if required regulatory approvals are obtained. Revenues for many of the medical devices manufactured by ZEVEX may be dependent in part on availability of adequate reimbursement for those devices from third-party health care payers, such as government and private insurance plans. There is no assurance that the levels of reimbursements offered by third-party payers will be sufficient to achieve market acceptance of ZEVEX' products.

         Regulatory Compliance for Manufacturing Facilities

ZEVEX expends significant time, resources, and effort in the areas of training, production, and quality assurance to maintain compliance with applicable regulatory requirements. There can be no assurance, however, that ZEVEX' manufacturing operations will be found to comply with GMP regulations, ISO standards, or other applicable legal requirements or that ZEVEX will not be required to incur substantial costs to maintain its compliance with existing or future manufacturing regulations, standards, or other requirements. ZEVEX' failure to comply with GMP regulations or other applicable legal requirements can lead to warning letters, seizure of non-compliant products, injunctive actions brought by the U.S. government, and potential civil or criminal liability on the part of ZEVEX and officers and employees who are responsible for the activities that lead to any violation. In addition, the continued sale of any instruments manufactured by ZEVEX may be halted or otherwise restricted.

         Product Development

The success of ZEVEX will depend to a significant extent upon its ability to enhance and expand its current offering of proprietary products and to develop and introduce additional innovative products that gain market acceptance. While ZEVEX maintains research and development programs and has established various Technical Advisory Boards to assist it, there is no assurance that ZEVEX will be successful in selecting, developing, manufacturing, and marketing new products or enhancing its existing products on a timely or cost-effective basis. Moreover, ZEVEX may encounter technical problems in connection with its efforts to develop or introduce new products or product enhancements. Some of the devices currently being developed by ZEVEX (as well as devices of some of its customers) will require significant additional development, pre-clinical testing and clinical trials, and related investment prior to their commercialization. There can be no assurance that such devices will be successfully developed, prove to be safe or efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

         Design and Manufacturing Process Risks

While ZEVEX has substantial experience in designing and manufacturing devices, ZEVEX may still experience technical difficulties and delays with the design and manufacturing of its or its customers' products. Such difficulties could cause significant delays in ZEVEX' production of products. In some instances, payment by a manufacturing customer is dependent on ZEVEX' ability to meet certain design and production milestones in a timely manner. Also, some major contracts can be canceled if purchase orders thereunder are not completed when due. Potential difficulties in the design and manufacturing process that could be experienced by ZEVEX include difficulty in meeting required specifications, difficulty in achieving necessary manufacturing efficiencies, and difficulty in obtaining materials on a timely basis.

         Expansion of Marketing; Limited Distribution

ZEVEX currently has a limited domestic direct sales force consisting of thirteen full-time employees, complemented by a network of independent manufacturing representatives and clinical support personnel. ZEVEX anticipates that it will need to increase its marketing and sales capability significantly to more fully cover its target markets, particularly as additional proprietary devices become commercially available. There can be no assurance that ZEVEX will be able to compete effectively in attracting and retaining qualified sales personnel or independent manufacturer's representatives as needed or such persons will be successful in marketing or selling ZEVEX' services and products.
         Product Recalls

If a device that is designed or manufactured by ZEVEX is found to be defective, whether due to design or manufacturing defects, improper use of the product, or other reasons, the device may need to be recalled, possibly at ZEVEX' expense. Furthermore, the adverse effect of a product recall on ZEVEX might not be limited to the cost of a recall. For example, a product recall could cause a general investigation of ZEVEX by applicable regulatory authorities as well as cause other customers to review and potentially terminate their relationships with ZEVEX. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues, and a diminution of ZEVEX' reputation.

         Risk of Product Liability

The manufacture and sale of products, especially medical products, entails an inherent risk of product liability. ZEVEX does maintain product liability insurance with limits of $1 million per occurrence and $2 million in the aggregate and an umbrella policy with a $5 million limit. There can be no assurance that such insurance is adequate to cover potential claims or that ZEVEX will be able to obtain product liability insurance on acceptable terms in the future or that any product liability insurance subsequently obtained will provide adequate coverage against all potential claims. Such claims may be significant in the medical products area where product failure may result in loss of life or injury to persons. Additionally, ZEVEX generally provides a design defect warranty and in some instances indemnifies its customers for failure to conform to design specifications and against defects in materials and workmanship, which could subject ZEVEX to a claim under such warranties or indemnification.

         Potential Inability to Sustain and Manage Growth

ZEVEX' need to manage its growth effectively will require it to continue to implement and improve its operational, financial, and management information systems, to develop its managers' and project engineers' management skills, and to train, motivate, and manage its employees. ZEVEX must also be able to attract and retain a sufficient number of suitable employees to sustain its growth. If ZEVEX cannot keep pace with the growth of its customers, it may lose customers and its growth may be limited.

         Dependence Upon Management

ZEVEX is substantially dependent upon its key managerial, technical, and engineering personnel, particularly ZEVEX' three executive officers, David McNally, Chief Executive Officer, Leonard Smith, President, Phillip McStotts, Chief Financial Officer and Secretary/Treasurer, and key managerial personnel, including James Holden, Vice President and Director of Manufacturing. ZEVEX must also attract and retain highly qualified engineering, technical, and managerial personnel. Competition for such personnel is intense, the available pool of qualified candidates is limited, and there can be no assurance that ZEVEX will attract and retain such personnel. The loss of its key personnel could have a material adverse effect on ZEVEX' business, results of operations, and financial condition. None of ZEVEX' key personnel have employment agreements with ZEVEX.

ZEVEX carries key-man life insurance on the lives of its Chief Executive Officer and Chief Financial Officer in the amount of $500,000 each. No assurances can be given that such insurance would provide adequate compensation to ZEVEX in the event of the death of such key employee.

         Patent Protection

As of December 31, 2001, ZEVEX held fourteen U.S. patents and three international patents on devices developed by ZEVEX, with nine additional U.S. patents and ten international patents pending. Such patents disclose certain aspects of ZEVEX' technologies and there can be no assurance that others will not design around the patent and develop similar technology. ZEVEX believes that its devices and other proprietary rights do not infringe on any proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

         Control by Management and Certain Major Shareholders

As of March 6, 2002, the current executive officers and directors of ZEVEX, together with those persons who are the beneficial owners of more than 5% of ZEVEX' Common Stock, will beneficially own or have voting control over approximately 30% of the outstanding Common Stock. Accordingly, these individuals have the ability to influence the election of ZEVEX' directors and most corporate actions. This concentration of ownership, together with other provisions in ZEVEX' charter and applicable corporate law, may also have the effect of delaying, deterring, or preventing a change in control of ZEVEX.

         Suppliers and Shortages of Component Parts

ZEVEX relies on third-party suppliers for many of the component parts used in manufacturing its products. Although component parts are generally available from multiple suppliers, certain component parts may require long lead times, and ZEVEX may have to delay the manufacture of devices from time to time due to the unavailability of certain component parts. In addition, even if component parts are available from an alternative supplier, ZEVEX could experience additional delays in obtaining component parts if the supplier has not met ZEVEX' vendor qualifications. Component shortages for a particular device may adversely affect ZEVEX' ability to satisfy customer orders for that device. Such shortages and extensions of production schedules may delay the recognition of revenue by ZEVEX and may in some cases constitute a breach of a customer contract. If shortages of component parts continue or if additional shortages should occur, ZEVEX may be forced to pay higher prices for affected components or delay manufacturing and shipping particular devices, either of which could adversely affect subsequent customer demand for such devices.

         Customer Conflicts

The medical technology industry reflects vigorous competition among its participants. As a result, its customers sometimes require ZEVEX to enter into noncompetition agreements that prevent ZEVEX from manufacturing instruments for its customers' competitors. Such restrictions generally apply during the term of the customer's manufacturing contract and, in some instances, for a period following termination of the contract. If ZEVEX enters into a noncompetition agreement, ZEVEX may be adversely affected if its customer's product is not successful and ZEVEX must forgo an opportunity to manufacture a successful instrument for such customer's competitor. Any conflicts among its customers could prevent or deter ZEVEX from obtaining contracts to manufacture successful instruments.

         Future Capital Requirements

ZEVEX believes that its existing capital resources and amounts available under ZEVEX' existing bank line of credit, will satisfy ZEVEX' anticipated capital needs for the next year (depending primarily on ZEVEX' growth rate and its results of operations). The commercialization of proprietary products, which is an element of ZEVEX' growth strategy, would require increased investment in working capital and could therefore shorten this period. Thereafter, ZEVEX may be required to raise additional capital or increase its borrowing capacity, or both. There can be no assurance that alternative sources of equity or debt will be available in the future or, if available, will be on terms acceptable to ZEVEX. Any additional equity financing would result in additional dilution to ZEVEX' shareholders.

         Reliance on Efficiency of Distribution and Third Parties

ZEVEX believes its financial performance is dependent in part on its ability to provide prompt, accurate, and complete services to its customers on a timely and competitive basis. Accordingly, delays in distribution in its day-to-day operations or material increases in its costs of procuring and delivering products could have an adverse effect on ZEVEX' results of operations. Any failure of either its computer operating system or its telephone system could adversely affect its ability to receive and process customers' orders and ship products on a timely basis. Strikes or other service interruptions affecting Federal Express Corporation, United Parcel Service of America, Inc., or other common carriers used by ZEVEX to receive necessary components or other materials or to ship its products also could impair ZEVEX' ability to deliver products on a timely and cost-effective basis.

         Volatility of Revenues and Product Mix

ZEVEX' annual and quarterly operating results are affected by volume and timing of customer orders, which vary due to (i) variation in demand for the customers' products or services as a result of, among other things, product life cycles, competitive conditions, and general economic conditions, (ii) the customers' attempt to balance their inventory, (iii) the customers' need to adapt to changing regulatory conditions and requirements, and (iv) changes in the customers' preference or strategies. Technical difficulties and delays in the design and manufacturing processes may also affect such results. The foregoing factors may cause fluctuations in revenues and variations in product mix, which could in turn cause fluctuations in ZEVEX' gross margin.

Under the terms of ZEVEX' contracts with many of its contract manufacturing customers, the customers have broad discretion to control the volume and timing of product deliveries. Further, ZEVEX' contracts with its customers typically have no minimum purchase requirements. As a result, production may be reduced or discontinued at any time. Therefore, it is difficult for ZEVEX to forecast the level of customer orders with certainty, making it difficult to schedule production and maximize manufacturing capacity. Other factors that may adversely affect ZEVEX' annual and quarterly results of operations include inexperience in manufacturing a particular product, inventory shortages or obsolescence, increasing labor costs or shortages, low gross margins on particular projects, an increase in lower-margin product revenue as a percentage of total revenues, price competition, and regulatory requirements. Because ZEVEX' business organization and its related cost structure anticipate supporting a certain minimum level of revenues, ZEVEX' limited ability to adjust its short term cost structure would compound the adverse effect of any significant revenue reduction.

         Uncertain Protection of Intellectual Property

To maintain the secrecy of some of its proprietary information, ZEVEX relies on a combination of trade secret laws and internal security procedures. ZEVEX typically requires its employees, consultants, and advisors to execute confidentiality and assignment of inventions agreements. There can be no assurance, however, that the common law, statutory, and contractual rights on which ZEVEX relies to protect its intellectual property and confidential and proprietary information will provide it with adequate or meaningful protection. Third parties may independently develop products, techniques, or information that are substantially equivalent to the products, techniques, or information that ZEVEX considers proprietary. In addition, proprietary information regarding ZEVEX could be disclosed in a manner against which ZEVEX has no meaningful remedy. Disputes regarding ZEVEX' intellectual property could force ZEVEX into expensive and protracted litigation or costly agreements with third parties. An adverse determination in a judicial or administrative proceeding or failure to reach an agreement with a third party regarding intellectual property rights could prevent ZEVEX from manufacturing and selling certain of its products.

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

         Possible Volatility of Stock Price

Announcements of technological innovations for new commercial devices by ZEVEX or its competitors, developments concerning ZEVEX' proprietary rights, or the public concern as to the safety of its devices may have a material adverse impact on ZEVEX' business and on the market price of its Common Stock, particularly as ZEVEX expands its efforts to become a medical technology company that manufactures and markets its own proprietary devices. The market price of ZEVEX' Common Stock may be volatile and may fluctuate based on a number of factors, including significant announcements by ZEVEX and its competitors, quarterly fluctuations in ZEVEX' operating results, and general economic conditions and conditions in the medical device industry. In addition, in recent years the stock market has experienced extreme price and volume fluctuations, which have had a substantial effect on the market prices for many medical device companies and are often unrelated to the operating performance of such companies.

         Issuance of Additional Shares for Acquisition or Expansion

Any future major acquisition or expansion of ZEVEX may result in the issuance of additional common shares or other stocks or instruments that may be authorized without shareholder approval. The issuance of subsequent securities may also result in substantial dilution in the percentage of the Common Stock held by existing shareholders at the time of any such transaction. Moreover, the shares or warrants issued in connection with any such transaction may be valued by ZEVEX' management based on factors other than the trading price on the NASDAQ Stock Market.

         Impact of Anti-Takeover Measures; Possible Issuance of Preferred Stock; Classified Board

Certain Provisions of ZEVEX' Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may have the effect of preventing, discouraging, or delaying a change in the control of ZEVEX and may maintain the incumbency of the Board of Directors and management. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of ZEVEX' Common Stock. Pursuant to ZEVEX' Certificate of Incorporation, the Board of Directors is authorized to fix the rights, preferences, privileges, and restrictions, including voting rights, of unissued shares of ZEVEX' Preferred Stock and to issue such stock without any further vote or action by ZEVEX' stockholders. The rights of the holders of Common Stock will be subject to and may be adversely affected by the rights of the holders of any Preferred Stock that may be created and issued in the future.

In addition, stockholders do not have the right to cumulative voting for the election of directors. Furthermore, ZEVEX' Certificate and Bylaws provide for a staggered board whereby only two to three of the total number of directors are replaced or re-elected each year. The Certificate also provides that the provisions of the Certificate relating to the number, vacancies, and classification of the Board of Directors may only be amended by a vote of at least 66 2/3% of the shareholders. Finally, the Bylaws provide that special meetings of the stockholders may only be called by the President or any Director of ZEVEX or pursuant to a resolution adopted by a majority of the Board of Directors.

ZEVEX is subject to Section 203 of the Delaware General Corporation Law ("Section 203"), which restricts certain transactions and business combinations between a corporation and an "Interested Stockholder" owning 15% or more of the corporation's outstanding voting stock for a period of three years from the date the stockholder becomes an Interested Stockholder. Subject to certain exceptions, unless the transaction is approved in a prescribed manner, Section 203 prohibits significant business transactions such as a merger with, disposition of assets to, or receipt of disproportionate financial benefits by the Interested Stockholder, or any other transactions that would increase the Interested Stockholder's proportionate ownership of any class or series of the corporation's stock.

         Foreign Exchange, Currency, and Political Risk

ZEVEX' international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, nationalization, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements, other restrictive government actions such as capital regulations, and natural disasters. ZEVEX is also exposed to foreign currency exchange rate risk inherent in its foreign sales commitments and anticipated foreign sales because the prices charged for its products are denominated in U.S. dollars. Consequently, ZEVEX' foreign sales commitments and anticipated sales could be adversely affected by an appreciation of the U.S. dollar relative to other currencies.

ITEM 2.  PROPERTIES

ZEVEX' executive offices and the administrative offices and manufacturing facility are located in ZEVEX' 51,000 square foot, mixed-use building in Salt Lake City, Utah. This building was constructed in 1997 to ZEVEX' specifications and is subject to an Industrial Revenue Bond (see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources"). The building is situated on nearly four acres of land a few miles from the downtown area. It allows quick access to two major interstate freeways and to the Salt Lake International Airport. ZEVEX currently utilizes approximately 90% of the building's available space and believes that the building will be adequate to serve ZEVEX' needs through the end of the year 2002.

ZEVEX owns approximately 3.47 vacant acres adjacent to its facility.

ITEM 3.  LEGAL PROCEEDINGS

ZEVEX is not engaged in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ZEVEX held its Annual Meeting of the Shareholders on June 8, 2001. During the meeting, Leonard C. Smith and Kathryn B. Hyer were elected to serve for a three-year term expiring at the 2004 Annual Meeting. The following table summarizes the tabulation for each director nominee.

---------------------------- -------------------------- -------------------------- --------------------------
Director nominee             Votes cast For             Votes Against              Votes Abstained
---------------------------- -------------------------- -------------------------- --------------------------
---------------------------- -------------------------- -------------------------- --------------------------
Leonard C. Smith             2,805,454                  94,841                     0
---------------------------- -------------------------- -------------------------- --------------------------
---------------------------- -------------------------- -------------------------- --------------------------
Kathryn B. Hyer              2,814,670                  85,625                     0
---------------------------- -------------------------- -------------------------- --------------------------



Directors whose term of office continued after the meeting were Phillip L. McStotts, Darla R. Gill and David B. Kaysen whose term expires at the 2002 Annual Meeting, and David J. McNally and Bradly A. Oldroyd whose term expires at the 2003 Annual Meeting. Also, at the meeting, the shareholders were asked to ratify the appointment of Ernst & Young LLP, Certified Public Accountants, as independent auditors for the year ending December 31, 2001. Those shareholders voting in favor of the proposal represent 2,870,205 shares of ZEVEX' common voting stock, which is approximately 83% of the shares entitled to vote, 22,340 shares were voted against the proposal and 7,750 shares abstained from voting. No other matters were voted upon at the meeting.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ZEVEX' Common Stock has been trading on the National Market system of The NASDAQ Stock Market since November 2, 1998, under the symbol ZVXI. Prior to that date the stock traded on the American Stock Exchange beginning May 19, 1997, under the symbol ZVX. Prior to May 1997, the stock traded on the OTC Bulletin Board under the symbols ZVXI and ZVXIU. As of March 6, 2002, there were 161 holders of record of ZEVEX' Common Stock (calculated without reference to individual participants in securities position listings). Based on the number of proxy materials requested by brokers and other record holders for distribution to beneficial owners for ZEVEX' 2001 Annual Meeting, ZEVEX estimates there are roughly 1,650 beneficial owners of ZEVEX Common Stock. ZEVEX has never declared or paid any cash dividends on its Common Stock. ZEVEX currently intends to retain all future earnings to finance future growth and does not anticipate paying any cash dividends in the foreseeable future. ZEVEX has a negative covenant in its bank line of credit agreement that prevents the payment of any cash dividend without prior approval of the bank.

The following table lists the high and low sales prices for ZEVEX Common Stock for each full quarterly period since January 1, 2000.


                                      ------------------------------------- -------------------------------------
                                                      2001                                  2000
                                            High                Low                High                Low
                                      ------------------ ------------------ ------------------- ------------------
1st Quarter                                 $6.00              $3.81              $14.13              $5.25
2nd Quarter                                 $5.40              $3.55              $13.69              $4.81
3rd Quarter                                 $4.15              $1.74              $8.69               $5.50
4th Quarter                                 $3.00              $1.80              $6.25               $3.69



ITEM 6.  SELECTED FINANCIAL DATA

                   SELECTED FINANCIAL DATA - FIVE-YEAR REVIEW

The following selected statement of operations data for the years ended December 31, 2001, 2000 and 1999, and the balance sheet data as of December 31, 2001 and 2000 are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and notes thereto. The selected statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from the audited consolidated financial statements of ZEVEX, which are not included herein, and are qualified by reference to such financial statements and the notes thereto. The selected consolidated financial data set forth below is also qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                         Fiscal Year Ended December 31,

------------------------------------------- ------------ ------------- ------------ ------------ ------------
                                               2001          2000         1999         1998         1997
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Statement of Operations Data
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Revenues                                    $29,882,075   $30,778,627  $23,026,208  $11,084,413   $8,968,425
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Gross profit                                 11,018,928    10,848,772   10,551,998    4,237,970    4,211,368
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Selling, general and administrative           9,522,443     8,405,833    6,988,044    3,879,408    2,481,090
expenses
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Research and development  expenses              477,653       852,273      670,886      290,669      702,563
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Operating income                              1,018,832     1,590,666    2,893,068       67,893    1,027,715
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Impairment loss on marketable securities      (917,628)            --           --           --           --
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Other (income)/expenses                       (688,414)       196,828       78,706    (407,469)     (47,136)
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Provisions for taxes                           (99,507)       669,698    1,187,989      113,169      356,609
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Net (loss) income                             (487,703)       724,140    1,626,373      362,193      718,242
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Net (loss) income per share basic                 (.14)           .21          .48          .11          .34
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Weighted average shares outstanding           3,431,639     3,425,254    3,413,023    3,298,150    2,097,831
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Net (loss) income per share diluted               (.14)           .19          .47          .10          .29
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Weighted average shares outstanding,          3,431,639     3,748,032    3,431,566    3,636,434    2,443,482
assuming dilution
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------

------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
                                               2001          2000         1999         1998         1997
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Balance Sheet Data
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Total assets                                $33,639,146   $38,687,962  $34,049,689  $33,760,979  $22,582,543
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Total current liabilities                     5,918,660     9,967,768    5,782,319    7,395,946    1,290,466
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Long-term debt (less current portion)         6,411,351     7,511,022    7,170,000    6,150,000    1,900,000
------------------------------------------- ------------ ------------- ------------ ------------ ------------
------------------------------------------- ------------ ------------- ------------ ------------ ------------
Stockholders' equity                         21,032,401    21,057,505   21,090,722   20,114,535   19,265,697
------------------------------------------- ------------ ------------- ------------ ------------ ------------


Please refer to Item 7 for a discussion of the main factors causing the substantial changes in certain of the items set forth above, particularly when comparing the year 2001 to earlier periods. Also refer to Item 1 for a discussion of Risk Factors that may describe material uncertainties that might cause the items set forth above to no be indicative of ZEVEX' future financial condition or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

ZEVEX, through its divisions and subsidiaries, engages in the business of designing, manufacturing and distributing medical devices. ZEVEX' product lines include proprietary medical devices that it designs, manufactures, and distributes, and contract-manufactured products that it designs and manufactures for original equipment manufacturers ("OEM's").


Recent Major Developments

From 1997 through 2000 ZEVEX had substantially increased its revenues in the previous four years. It accomplished this by diversifying its offering of proprietary products and gaining market share in the markets served by them, as well as focusing its contract manufacturing business on higher margin core technologies that contain its ultrasonic and optoelectronic components, and fluid delivery systems. Key developments during this period were:

1. In July 1998, ZEVEX entered into an agreement with Nutrition Medical, Inc., a Minnesota corporation, to acquire Nutrition Medical's product line of stationary feeding pumps, disposable sets and feeding tubes for enteral nutrition delivery. The addition of the Nutrition Medical stationary pump and feeding tube product lines complemented the line of ambulatory enteral feeding pumps and disposable sets that ZEVEX developed internally. ZEVEX completed the acquisition of the Nutrition Medical product line on December 23, 1998.


2. On December 31, 1998, ZEVEX acquired JTech Medical Industries, Inc., ("JTech") a Utah corporation through a stock purchase transaction with the four shareholders of JTech. JTech was organized in 1988 as a sole proprietorship and later incorporated as JTech Medical Industries, Inc. in 1995 to manufacture and sell range of motion measurement devices. Now a wholly-owned subsidiary of ZEVEX International, Inc., JTech manufactures and markets its own proprietary musculoskeletal evaluation products for health care providers, a line of products not previously manufactured or sold by ZEVEX.

3. On December 31, 1998, ZEVEX acquired Aborn Electronics, Inc., ("Aborn") a California corporation, through a stock purchase transaction with the sole shareholder of Aborn. Aborn has been fully integrated into ZEVEX, Inc. and has brought new design and manufacturing expertise to ZEVEX; ZEVEX now designs and manufactures a variety of sophisticated optical sensors, custom integrated circuit chips, and semiconductor components for medical technology and other companies. On December 31, 2001, ZEVEX sold the Aborn corporate shell back to the previous sole shareholder in a stock purchase transaction. ZEVEX maintained certain manufacturing rights, cash, accounts receivable, equipment and inventory. Therefore, ZEVEX will continue to manufacture, market and sell optoelectronic products.

4. In April 2000, ZEVEX acquired the enteral nutrition delivery device business of Nestle USA, Inc. in an asset purchase. The assets acquired included over 19,500 enteral feeding pumps owned by Nestle and placed with various health care facilities under arrangements whereby the facilities agree to purchase disposable sets for use with Nestle pumps. The assets also included Nestle's line of pump administration sets, feeding tubes, irrigation kits, ancillary devices for the pumps, and certain associated intellectual property With the completion of the acquisition, ZEVEX no longer will sell stationary feeding pumps to Nestle. Instead, ZEVEX generates revenue from the sale of disposable sets to users of the approximately 19,500 feeding pumps acquired from Nestle. In addition to the installed base of stationary pumps acquired from Nestle, ZEVEX plans to place more stationary feeding pumps with new users under arrangements where the pump users commit to buy disposable products from ZEVEX while using the pumps.

In 2001, ZEVEX did not undertake any acquisition and instead focused on market penetration, the development of products that complement its existing two lines of proprietary products and on manufacturing opportunities based upon ZEVEX' technical competencies. The trend in revenue growth in the prior years ceased and ZEVEX experienced a period of largely flat sales, increased expenses, and an impairment loss write-down on marketable securities resulting in the first net loss experienced by ZEVEX since 1994. Management attributes the decline in revenues compared to those of the prior year primarily to the completion of a major contract manufacturing agreement in 2000 that was not entirely replaced with new work 2001, a significant reduction in private-label enteral feeding pump orders from a European customer, the significant decrease in revenues after the September 11th terrorist attacks for approximately a 30 day period, the general overall economic slump in 2001, and more aggressive pricing from competitors in the enteral market place. During the year, sales of stationary enteral nutrition delivery products and optoelectronic components also declined, although sales on the EnteraLite(R) ambulatory enteral feeding pump, musculoskeletal evaluation products and ultrasonic sensors that grew over ten percent each. ZEVEX also made progress during 2001 in reducing debt by over $5 million.

To return to its historical pattern of growth and profitability, ZEVEX' current strategy is to continue to foster the growth of proprietary product revenues through targeted market penetration and the development of products that complement its existing two lines of proprietary products. Management intends to achieve healthier margins resulting from engineering improvements to its enteral nutrition delivery business, and expand the musculoskeletal evaluation sales force so the more favorable margins associated with the musculoskeletal evaluation product line continue to positively impact ZEVEX' profitability. In addition, ZEVEX will continue to manufacture products for others in order to capitalize on the outsourcing trend in the medical device industry, focusing on manufacturing opportunities where pricing is based upon the premium value of ZEVEX' technical competencies.



Results of Operations

As an aid to understanding ZEVEX' operating results, the following table sets forth, for the periods indicated, the relative percentages that certain items in the income statement bear to revenues.

Year Ended December 31 Income Statement Data -- Percentage of Gross Sales


                                             2001          2000           1999          1998          1997
                                       ------------- ------------- -------------- ------------- -------------
Revenues                                       100%          100%           100%          100%          100%
Gross profit                                    37%           35%            46%           38%           47%
Selling, general and administrative             32%           27%            30%           34%           27%
expenses
Research and development expenses                2%            3%             3%            3%            8%
Operating income                                 3%            5%            13%            1%           12%
Impairment loss on securities                  (3)%           --%            --%           --%           --%
Other income/(expense)                         (2)%           --%           (1)%            3%           --%
Income (loss) before taxes                     (2)%            5%            12%            4%           12%
Provisions for taxes                            --%            2%             5%            1%            4%
Net income (loss)                              (2)%            3%             7%            3%            8%

Fiscal Year 2001 Compared to Fiscal Year 2000

Revenues were $29,882,075 for the year ended December 31, 2001, compared to $30,778,627 for the prior year, a 3% decrease. As described above, management attributes the decline to the 2001 economy, slowdown on placement of orders from customers, competitor pricing, and difficulty in maintaining a steady flow of contract manufacturing products upon completion of certain projects.

In line with ZEVEX' strategy over the past few years, the percentage of revenues from proprietary products increased when compared to revenues from contract manufacturing. In 2001, 56% of ZEVEX' revenue was derived from proprietary products sold by ZEVEX, in comparison to 53% in 2000. Sales of ZEVEX' proprietary enteral feeding products accounted for approximately 43% of total revenues for the years ended December 31, 2001 and 2000. Sales of ZEVEX' proprietary JTech product line accounted for approximately 13% of total revenues for the year ended December 31, 2001, compared to 10% for the year ended December 31, 2000. Forty-four percent of ZEVEX' revenues during 2001 were derived from products manufactured for and sold to OEM customers, compared to 47% in 2000. This shift in revenue sources from OEM customers to proprietary products over the last two years has the benefit of decreasing the percentage of ZEVEX' revenues generated by a small number of major customers. During 2001, no single customer accounted for over 10% of ZEVEX' revenues, as compared to 2000, where two customers accounted for over 24% of ZEVEX' revenues.

ZEVEX' gross profit as a percentage of sales was 37% in 2001, as compared to 35% in 2000. Management attributes the slight increase in gross profit percentage from 2000 to 2001, to recognizing the benefits of its manufacturing resource planning software, but was offset by higher than expected cost of goods and distribution costs associated with the acquired Nestle business.

Selling, general and administrative expenses increased during 2001 to $9,522,443, 32% of gross sales, as compared to $8,405,833, 27% of gross sales in 2000. General and administrative expenses increased as ZEVEX hired additional accounting and administrative personnel to implement financial controls, hired specialists to manage inventories, and incurred over $200,000 in support expenses and depreciation related to ZEVEX' manufacturing resource planning software. Legal and professional costs increased $200,000 over the prior year, due to a record number of patent applications, and ZEVEX' response to the Office of the Inspector General's nationwide investigation into billing practices in the enteral device market. At this time, legal counsel does not believe that it is possible to quantify the potential future financial impact to ZEVEX from the investigation. ZEVEX also experienced an increase in expenses related to employees, such as insurance, taxes, and pension benefits. ZEVEX believes that selling, general and administrative expenses, will decrease to approximately 30% of gross sales in 2002.

As of December 31, 2001, ZEVEX had two full-time engineers engaged in research and development, and had several other designers and engineers, including independent contractors, contributing to research and development projects. During the first quarter of 2001, ZEVEX restructured its engineering group to primarily focus on manufacturing, and it is continuing to utilize independent contractors for research and development projects. ZEVEX invested $477,653 in 2001, $852,273 in 2000, and $670,886 in 1999 for research and development of new products. In 2001, research and development costs represented approximately 2% of ZEVEX' annual revenues, compared to 2000, when research and development costs represented approximately 3% of ZEVEX' annual revenues. ZEVEX expects research and development costs to be maintained at approximately 3% of revenues during 2002.

Depreciation and amortization expenses increased to $2,086,379 in 2001 from $1,756,682 in 2000. This increase primarily reflects increased depreciation and amortization from the Nestle purchased assets and ZEVEX self-constructed enteral pumps placed in service under usage programs during 2001. Depreciation and amortization expenses also include depreciation of capital expenditures for property and equipment used in engineering and manufacturing, as well as ZEVEX' new manufacturing resource planning (MRP) software.


Goodwill held by ZEVEX represents the excess of the purchase price over the fair value of the tangible and other specifically identified intangible assets obtained in acquisitions by ZEVEX. Goodwill amortization lives were determined by comparing recent acquisitions of similar companies and within similar industries. Goodwill is amortized over periods ranging from 15 to 23 years. The current value of goodwill included in the financial statements is $10,154,757, and represents approximately 30% of total assets.


During the third quarter of 2001, under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities", ZEVEX recorded an "other-than-temporary" impairment loss on its available for sale securities of $917,628.

ZEVEX had an income tax benefit of $99,507 in 2001 compared to an income tax expense of $669,698 for 2000. The decrease from 2000 to 2001 is primarily due to decreased income before taxes. ZEVEX' effective tax rate differs from the statutory rate largely as a result of nondeductible goodwill amortization.


At December 31, 2001, ZEVEX had net current deferred tax assets of approximately $568,000. Realization of these deferred tax assets is dependent on ZEVEX' ability to generate approximately $1,523,000 in taxable income in the year the assets are realized. Management believes that sufficient income will be earned in the future to realize these assets. ZEVEX, through its sale of the Aborn corporate shell in 2001, generated a capital loss carryover of approximately $5,000,000. Because management has not determined that it is more likely than not that this carryover will be realized prior to its expiration, a valuation allowance has been established for the full amount. Management evaluates the realizability of the deferred tax assets and assesses the need for valuation allowances annually.

Operating income decreased to $1,018,832, 3% of gross revenue in 2001 compared to $1,590,666, 5% of gross revenue in 2000. Similarly, ZEVEX had a net loss of $487,703, (2%) of gross revenues in 2001, compared to net income of $724,140, 3% of gross revenue in 2000. The changes during 2001 as compared to 2000 are principally due to the costs addressed above.

ZEVEX' annual and quarterly operating results are affected by acceptance in the markets for ZEVEX' proprietary and contract manufactured products, including the volume and timing of customer orders, which vary due to (i) variation in demand for the customers' products or services as a result of, among other things, product life cycles, competitive conditions, and general economic conditions,
(ii) the customers' attempt to balance their inventory, (iii) the customers' need to adapt to changing regulatory conditions and requirements, and (iv) changes in the customers' preferences or strategies. Technical difficulties and delays in the design and manufacturing processes may also affect such results. The foregoing factors may cause fluctuations in revenues and variations in product mix, which could in turn cause fluctuations in ZEVEX' gross margin.

Fiscal Year 2000 Compared to Fiscal Year 1999


ZEVEX' sales results for 2000 were the strongest in ZEVEX' history. Revenues were $30,778,627, a 34% increase over revenues of $23,026,208 in 1999. Revenues for 2000 increased primarily due to the contribution of the acquisition of the Nestle product line.


As a result of the growth of ZEVEX' proprietary product businesses, the portion of ZEVEX' revenues represented by those businesses increased significantly over prior years. In 2000, 53% of ZEVEX' revenue was derived from proprietary products sold by ZEVEX, in comparison to 47% in 1999. Sales of ZEVEX' proprietary enteral feeding products accounted for approximately 43% of total revenues for the year ended December 31, 2000, compared to 33% for the year ended December 31, 1999. Sales of ZEVEX' proprietary JTech product line accounted for approximately 10% of total revenues for the year ended December 31, 2000, compared to 14% for the year ended December 31, 1999. Forty-seven percent of ZEVEX' revenues during the 2000 year were products manufactured for and sold to OEM customers, compared to 53% in 1999. During 2000, two customers accounted for over 10% of ZEVEX' revenues, generating 24% of total revenues. During 1999, only one customer accounted for over 10% of ZEVEX' revenues, generating 13% of total revenues.


During the fourth quarter of 2000, ZEVEX completed installation of an advanced new manufacturing resource planning system and implemented an electronic data interchange with ZEVEX' remote warehousing partners. As part of implementing the system, a complete physical inventory was completed in January 2001, requiring an inventory adjustment in all product areas, including obsolete inventory from acquisitions, past OEM contracts and discontinued proprietary products. This adjustment, which totaled approximately $1 million, adversely affected ZEVEX' gross margin and results of operations for the fourth quarter 2000 and the year ending December 31, 2000.

ZEVEX' gross profit as a percentage of sales was 35% in 2000, as compared to 46% in 1999. Management attributes the decrease in gross profit percentage from 1999 to 2000 to a number of matters, including (1) the purchase of the lower margin Nestle enteral delivery business mentioned above, (2) startup costs related to bringing in-house the manufacturing of the EnteralEZ(R) enteral feeding pump, and the servicing of the Nestle pumps acquired, which included labor, tooling, setup costs, and non-recurring engineering (NRE), (3) the growth of lower margin complete system contract manufacturing business, and (4) the approximately $1 million write down in inventory from acquisitions, past OEM contracts and discontinued proprietary products as described above.


Selling, general and administrative expenses increased during 2000 to $8,405,833, 27% of gross sales, as compared to $6,988,044, 30% of gross sales in 1999. The reduction in selling, general and administrative expenses, as expressed as a percentage of sales is attributable to sales revenue growth far exceeding growth of selling, general and administrative expenses over the prior years. During 2000, increased expenses resulted from ZEVEX' continuing growth, which occurred primarily from the acquisition of the Nestle product line. An expanded sales and marketing initiative increased staffing, travel, advertising, and administrative expenses related to ZEVEX' proprietary enteral nutrition delivery product line and JTech product line. ZEVEX also experienced an increase in expenses related to employees, such as insurance, taxes, and pension benefits.

Depreciation and amortization expenses increased to $1,756,682 in 2000 from $1,157,221 in 1999. This increase primarily reflects increased depreciation and amortization from the Nestle purchased assets and ZEVEX manufactured EnteralEZ(R) pumps placed in service under usage programs during 2000. Depreciation and amortization expenses also include depreciation for capital expenditures for property and equipment used in engineering and manufacturing as well as ZEVEX' new manufacturing resource planning (MRP) software.

The value of goodwill included in the 2000 financial statements was $10,688,271, and represented approximately 28% of total assets.


Income tax expenses declined to $669,698 in 2000 as compared to $1,187,989 in 1999. The decrease was primarily due to decreased income before taxes.


At December 31, 2000, ZEVEX had deferred tax assets of approximately $629,000.

Operating income decreased to $1,590,666, 5% of gross revenue in 2000 compared to $2,893,068, 13% of gross revenue in 1999. Similarly, ZEVEX had a net income of $724,140, 3% of gross revenue in 2000, compared to $1,626,373, 7% of gross revenue in 1999. The changes during 2000 as compared to 1999 are principally due to the costs addressed above and the growth of lower margin products delivered during the 2000 year.

Liquidity and Capital Resources

ZEVEX' primary sources of liquidity have consisted of cash flow from operations, borrowings under ZEVEX' revolving line of credit and other financial arrangements. In prior years, ZEVEX also has increased working capital through the issuance of stock and it may do so in the future.

Cash flows provided from operating activities for 2001 were $4,626,574 compared to cash flows used in 2000 of $3,056,284. In 2001, cash provided by operating activities was primarily associated with reduction of accounts receivable due to better collection procedures and reduction in inventories as ZEVEX recognized the benefit of its manufacturing resource planning software and converted inventory into self-constructed enteral pumps for placement in the enteral marketplace. Cash flows provided by investing activities were $775,931 largely as a result of the sale of securities held by ZEVEX.


Cash flows used in operating activities were $3,056,284 in 2000, as ZEVEX had increases in accounts receivable and inventories, which were partially offset by an increase in payables. Accounts receivable and inventories increased during 2000 as ZEVEX continued to expand its proprietary businesses and meet customer demands. During 1999, cash flows provided by operating activities were $1,803,429, as ZEVEX had an increase in accounts payable, and a decrease in inventories offset by an increase in accounts receivable as ZEVEX continued to expand its proprietary businesses and meet customer demands. Cash flow used in investing activities were $3,145,624 in 2000, compared to $1,281,534 in 1999. The increase in cash flows used in investing activities in 2000 compared to 1999 relates primarily to the purchase of a product line during 2000.

ZEVEX' working capital at December 31, 2001 was $9,493,376, compared to $9,689,758 at December 31, 2000. ZEVEX' decrease in working capital of $196,382 in 2001 was primarily due to the reduction of accounts receivable and inventory offset by the reduction in current debt outstanding. The portion of working capital represented by cash and short-term investments at such dates was $1,247,985, and $1,392,432 respectively. The ratio of current assets to current liabilities increased to 2.60 to 1 at December 31, 2001 from 1.97 to 1 at December 31, 2000.


On December 31, 1998, ZEVEX committed to pay up to $1,850,000 in cash and issued convertible debentures in the aggregate amount of $1,350,000 to Vijay Lumba and Harry Parmar as partial consideration for the acquisition of all issued and outstanding stock of Aborn. ZEVEX completed the cash payment and issued the debentures in 1999. Amounts due under the convertible debentures were to be paid by January 6, 2002. On December 31, 1999, ZEVEX committed to pay $950,000 in cash and issue convertible debentures in the aggregate amount of $950,000 due March 31, 2003, to Vijay Lumba and Harry Parmar as payment of the earn-out portion of the purchase price related to the acquisition of all issued and outstanding stock of Aborn. ZEVEX completed the cash payment and issued the debentures in 2000. On December 31, 2001, ZEVEX paid $556,030 in cash to the debenture holders and negotiated an extension of time, until January 6, 2003, to pay the remaining balance on the original debenture of $793,970, with all other terms remaining the same. All or part of the outstanding principal of each debenture is convertible at the holder's option into ZEVEX' Common Stock at a rate of $11.00 per share at any time prior to maturity of the debentures.

On December 31, 1998, ZEVEX committed to pay up to of $3,100,000 in cash and issued convertible debentures in the aggregate amount of $3,000,000 to Leonard Smith, Tracy Livingston, and David Bernardi as partial consideration for the acquisition of all issued and outstanding stock of JTech. ZEVEX completed the cash payment and issued the debentures in 1999. Amounts due under the convertible debentures were to be paid by January 6, 2002. On December 31, 1999, ZEVEX committed to pay $147,188 in cash and convertible debentures in the aggregate amount of $147,188 due March 31, 2003, to Leonard Smith, Tracy Livingston, and David Bernardi as payment of the earn-out portion of the purchase price related to the acquisition of all issued and outstanding stock of JTech. ZEVEX completed the cash payment and issued the debentures in 2000. On December 31, 2001 ZEVEX paid $968,000 in cash to the debenture holders and negotiated an extension of time, through January 6, 2003, to pay the remaining balance on the original debenture of $2,032,000, with all other terms remaining the same. All or part of the outstanding principal of each debenture is convertible at the holder's option into ZEVEX Common Stock at a rate of $11.00 per share at any time prior to maturity of the debentures.


On February 12, 1997, ZEVEX completed a private placement of $1,250,000 of its securities, which consisted of 500,000 units at a price of $2.50 per unit. Each unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock at a price of $3.50 per share. As of December 31, 1998, 30,000 of the warrants included in the above units were exercised. In June 1999 ZEVEX repurchased for $1,175,000 the remaining 470,000 common stock warrants related to the above units.

ZEVEX has a $6,000,000 open line of credit arrangement with a financial institution. The line matures on May 31, 2002. The line of credit is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate. ZEVEX owed $1,713,610 on the line of credit at December 31, 2001 and $5,936,995 at December 31, 2000.

On March 15, 2001, ZEVEX entered into a Secured Financing Agreement with a bank for the amount of $1,500,000. The agreement is secured by ZEVEX' enteral feeding pumps, which were purchased from Nestle and are now manufactured by ZEVEX. The proceeds from the agreement were used to reduce ZEVEX' line of credit balance. The agreement has a 36 month term, is due on February 15, 2004, and bears interest at a rate of 8.24%. ZEVEX owed $1,158,890 on the agreement at December 31, 2001.

On April 18, 2001, ZEVEX entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by ZEVEX' manufacturing facility. The proceeds from the Promissory Note were used to reduce ZEVEX' line of credit balance. The note is due on May 15, 2003 and is amortized over a fifteen-year term at the interest rate of 8.5%. ZEVEX owed $973,821 on the Term Loan Agreement at December 31, 2001.

In 1997, ZEVEX completed construction of its new 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was approximately $2,591,177. In 1996, ZEVEX negotiated a $2.0 million Industrial Development Bond ("IDB") to finance this construction. As of December 31, 2001, the remaining principal balance on the IBD was $1,600,000. During 2001, the interest paid monthly ranged from 1.69% to 3.74% (APR).

ZEVEX' purchases of leasehold improvements to its facilities, self-constructed enteral feeding pumps, MRP software system and new engineering, production, testing equipment, and tooling totaled $1,233,843 in 2001, as compared to $1,887,480 in 2000, and $566,958 in 1999. The amount invested during 2000 was primarily attributed to ZEVEX' purchase of a new MRP software system and self-constructed enteral feeding pumps.

ZEVEX' expected principal liquidity requirements are working capital, investments in capital expenditures, and convertible debt reduction. The Company believes its sources of liquidity are sufficient for operations during the coming twelve months with its projected cash flows from operations and if necessary, the availability of funds under its revolving line of credit.

Other

As part of a nationwide investigation into billing practices associated with enteral nutrition delivery products, particularly in regard to billing practices for pumps and disposable delivery sets, on July 2, 2001, the Office of Inspector General (OIG), served a subpoena on ZEVEX' ZEVEX, Inc. subsidiary. According to published reports, the investigation involved most manufacturers, distributors and health care service providers in the United States enteral pump industry and similar subpoenas were served on many of those parties. The subpoena requested Company documents relating to its enteral pump customers, marketing and billing practices. ZEVEX has responded to the subpoena and it is cooperating with the investigation. At this time ZEVEX is uncertain as to any future impact this investigation will have on its operations or financial position.

Inflation and Changing Prices

ZEVEX has not been, and in the near term is not expected to be, materially affected by inflation or changing prices.

Critical Accounting Principles and Estimates

In response to the SEC's Release numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," ZEVEX has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires ZEVEX to make estimates and judgments that affect ZEVEX' reported amounts of assets and liabilities, revenues and expenses and related disclosures. ZEVEX' significant accounting policies are included in Note 1 to the Consolidated Financial Statements.

ZEVEX evaluates its estimates and judgments on an on-going basis. ZEVEX bases its estimates on historical experience and on assumptions that it believes to be reasonable under the circumstances. ZEVEX' experience and assumptions form the basis for its judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what ZEVEX anticipates and different assumptions or estimates about the future could change its reported results. ZEVEX believes the following accounting policies are the most critical to ZEVEX, in that they are important to the portrayal of its financial statements and they require ZEVEX' most difficult, subjective or complex judgments in the preparation of its consolidated financial statements:

Allowance for Doubtful Accounts

As a general policy, collateral is not required for accounts receivable; however, ZEVEX periodically monitors the need for an allowance for doubtful accounts based upon expected collections of accounts receivable and specific identification of uncollectible accounts. Additionally, customers' financial condition and credit worthiness are regularly evaluated. Historical losses have not been material. As of December 31, 2001, ZEVEX has recorded an allowance for bad debt of $240,000, approximately 4% of accounts receivable.


Product and Inventory Obsolescence.

Rapid change and technological innovation characterize the marketplace for medical products. As a result, ZEVEX and its customers are subject to the risk of product and inventory obsolescence, whether from prolonged development or government approval cycles or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen. Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. As of December 31, 2001, ZEVEX has recorded an obsolescence reserve in the amount of $224,000, approximately 3% of inventories.

Sales Returns and Warranty

ZEVEX records a provision for estimated sales returns and allowances and warranty reserve on products it has sold. These estimates are based on historical sales returns and warranty expenses and other known factors. If the historical data ZEVEX uses to calculate these estimates does not properly reflect future returns and warranty, revenue could be overstated and expenses could be understated. ZEVEX has recorded a sales return and warranty expense allowance in the amount of $85,000.

Revenue Recognition

ZEVEX records revenue from the sale of manufactured products upon shipment. Shipping and handling costs are expensed as incurred and are included in cost of sales. Contracts to perform engineering design and product development services are generally performed on a time and materials basis. Revenue is generally recognized as milestones are achieved; costs are expensed as incurred.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, in October 1997. SOP 97-2, provides authoritative guidance on software recognition, applies to all entities that earn revenue from licensing, selling or otherwise marketing software. ZEVEX' JTech product line derives a portion of its revenue from its software products that include postcontract customer support. ZEVEX has recorded deferred revenue in the amount of $25,000 for such postcontract customer support.

Impairment

ZEVEX has made acquisitions in the past that included a significant amount of fixed assets, goodwill and other intangible assets. The cost of acquired companies was allocated first to identifiable assets based on estimated fair values. Cost allocated to identifiable assets, including fixed assets, are amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined principally by the underlying characteristics of the assets acquired, net of assumed liabilities. Intangible assets consist of goodwill, contracts, patents and licenses.

Effective in 2002, as discussed in New Accounting Pronouncements, goodwill will no longer be amortized but will be subject to an annual (or, under certain circumstances, more frequent) impairment test based on its estimated fair value. Other intangible assets will generally continue to be amortized over their useful lives and also will be subject to an impairment test based on estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, additional impairment losses could be recorded in the future. Fixed assets are not included in the new accounting pronouncement; thus, the fixed asset policies noted above are not expected to change in adopting the new accounting pronouncement.

Currently, ZEVEX assesses the impairment of fixed assets, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors ZEVEX considers important that could trigger an impairment review include the following:

        o A significant underperformance relative to expected historical or projected future operating results;
        o A significant change in the manner of its use of the acquired asset or the strategy for its overall business;
        o A significant negative industry or economic trend;

When ZEVEX determines that one or more of the above indicators of impairment exist, ZEVEX evaluates the carrying amounts of the affected assets. The evaluation, which involves significant management judgment, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense, so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows, using a discount rate determined by management to be commensurate with the risk inherent in ZEVEX' current business model.

Net intangible assets and goodwill amounted to approximately $10.5 million as of December 31, 2001. Net fixed assets amounted to approximately $7.7 million as of December 31, 2001. The effect of eliminating amortization for goodwill will approximate $530,000 annually. For further information, see the discussion under New Accounting Pronouncements.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, was effective for ZEVEX as of January 1, 2001. The new rule establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Historically, ZEVEX has not used derivative instruments, and ZEVEX does not hold any derivative instruments at December 31, 2001. ZEVEX adopted SFAS No. 133, as amended, in the first quarter of 2001. The adoption of SFAS No. 133 did not have an impact on earnings or the financial position of ZEVEX, as expected.

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

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions), for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, or SFAS No. 144 (see below), once applied. ZEVEX is required to adopt SFAS No. 142 effective January 1, 2002. ZEVEX does not anticipate recognizing an impairment charge related to goodwill upon adoption of the Statement.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the consolidation for a subsidiary for which control is likely to be temporary. ZEVEX is required to adopt SFAS No. 144, effective January 1, 2002. ZEVEX does not expect the adoption of SFAS No. 144 to have a material impact on the consolidated financial position, results of operations or liquidity of ZEVEX.

Other Matters

Summary of Quarterly Data

                        12/01        9/01        6/01         3/01        12/00        9/00         6/00         3/00

Revenue              $8,019,727   $6,899,297   $7,570,632   $7,392,419  $8,356,260  $7,726,721    $9,037,599  $5,658,047
Gross profit           3,047,478   2,340,704    2,741,051    2,889,697   2,140,127    2,963,435    3,215,777   2,529,433
Impairment loss               --   (917,628)           --           --          --           --           --          --
Net income (loss)        244,918   (809,629)     (10,448)       87,462   (505,218)      356,829      552,516     320,015
EPS basic                    .07       (.24)          .00          .03       (.15)          .10          .16         .09
EPS diluted                  .07       (.24)          .00          .03       (.15)          .10          .15         .09



ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ZEVEX is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon its line of credit, with a balance of $1,713,610, and its industrial development bond of $1,600,000. Principal payments of $100,000 are made annually on the industrial development bond, with the balance due October 1, 2016. The variable rate on the line of credit is prime and the industrial development bond is based on a weekly tax-exempt floater rate. The line of credit matures annually in May.

ZEVEX is also exposed to market risk in the form of fluctuations in interest rates and their potential impact on its fixed rate debt which includes its Secured Financing Agreement, with a balance of $1,158,890, which is due on February 15, 2004 and bears interest at a rate of 8.24%, its Term Loan Agreement, with a balance of $973,821, which is due on May 15, 2003 and bears interest at a rate of 8.5%, and its convertible debenture with a balance of $3,923,158, which is due through April 1, 2003 and bears interest at a rate of 7% and 8%.


Additionally, ZEVEX held marketable equity securities with a fair value of $219,899 at December 31, 2001, and $1,065,275 at December 31, 2000, consisting of stocks of public companies in the small-cap market. ZEVEX realized an "other-than-temporary" loss on available-for-sale marketable securities in the third quarter ending September 30, 2001 and the year ended December 31, 2001 of $917,628. Gross unrealized gains on marketable equity securities were $32,180 for the year ended December 31, 2001.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZEVEX' financial statements for the fiscal years ended December 31, 2001 and 2000, are included beginning at page 44, immediately following Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ZEVEX has no changes in or disagreements with its independent auditors with regard to financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age, and principal position of each ZEVEX director and executive officer, as well as the expiration of each director's term of office.

---------------------- ------- ----------------------------------------------------- -------------

                                                                                      Expiration
Name                   Age     Position                                                of Term
---------------------- ------- ----------------------------------------------------- -------------
---------------------- ------- ----------------------------------------------------- -------------

David J. McNally         40    Chief Executive Officer and Chairman                      2003
----------------------
----------------------

Leonard C. Smith         52    President and Director                                    2004
----------------------

Phillip L. McStotts      44    Chief Financial Officer, Secretary/Treasurer and          2002
                               Director
----------------------

Bradly A. Oldroyd        44    Director                                                  2003
----------------------

David B. Kaysen          51    Director                                                  2002
----------------------

Kathryn B. Hyer          47    Director                                                  2004
---------------------- ------- ----------------------------------------------------- -------------


ZEVEX' executive officers serve at the discretion of the Board of Directors. None of the executive officers have employment agreements with ZEVEX. Certain biographical information with respect to each of the officers and directors is set forth below.

David J. McNally is a founder of ZEVEX and has served as ZEVEX' Chief Executive Officer and Chairman since September 2000. Prior to September 2000, Mr. McNally served as ZEVEX' Executive Vice President and as a director since its inception in 1986. He also serves as CEO and director of ZEVEX' wholly-owned subsidiaries, ZEVEX Inc. and JTech. Prior to joining ZEVEX, he was employed by EDO Corporation in Salt Lake City, Utah as a marketing manager from 1985 to 1987. From 1984 to 1985, Mr. McNally was employed by Physical Acoustics Corporation, a Princeton, New Jersey based manufacturer of acoustic testing systems, as its regional sales manager for the Southeastern United States. From 1983 to 1984, he was employed by Hercules, Inc., in Magna, Utah, as an advanced methods development engineer. Mr. McNally received a Bachelor of Science Degree in Mechanical Engineering from Lafayette College in May 1983 and an Executive Master of Business Administration Degree from the University of Utah in June 1992.

Leonard C. Smith has served as President since September 2000, and as a director since April 1999. Mr. Smith is a founder of JTech and has served as its President since 1995. He also serves as President and director of ZEVEX' wholly-owned subsidiaries. Prior to joining JTech, in 1994 he established "the Charles Group", a medical marketing company specializing in diagnostic and rehabilitation products. From 1993 to 1994, Mr. Smith was Vice President of Four Corners, a large chain of health clubs based in the Southwest. From 1979 to 1993, Mr. Smith was a partner and Vice President of Sales and Marketing at Hoggan Health Industries, a manufacturer of commercial fitness equipment. Mr. Smith received a Bachelor of Science Degree in Business Management from the University of Utah in June 1977.

Phillip L. McStotts is a founder of ZEVEX and has served as ZEVEX' CFO, Secretary, and Treasurer, and as a director since its inception. He also serves as a director of ZEVEX' wholly-owned subsidiaries, as CFO, Secretary and Treasurer of ZEVEX Inc. and as CFO and Secretary of JTech. Mr. McStotts was a practicing CPA running his own professional corporation, Phillip L. McStotts, CPA P.C., from 1986 to 1992. Prior to starting his own firm, Mr. McStotts was employed from 1985 to 1986 as an accountant with the Salt Lake City firm of Chachas & Associates, where he was a tax manager. He has also worked in the tax departments of the regional accounting firms of Pearson, Del Prete & Company, and Petersen, Sorensen & Brough. Mr. McStotts received a Bachelor of Science Degree in Accounting from Westminster College in May 1980, and received a Master of Business Administration Degree in Taxation from Golden Gate University in May 1982.

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


David B. Kaysen has been a director of ZEVEX since November 2000. Mr. Kaysen has served since 1992 as Chief Executive Officer, President, and director of Rehabilicare Inc., a publicly traded (NASDAQ: REHB) manufacturer and marketer of electromedical rehabilitation and pain management products for clinician, home and industrial use. From 1989 to 1992, Mr. Kaysen served as Executive Vice President for Emeritus, a company that developed and marketed clinical assessment software for the nursing home industry. Mr. Kaysen also served as President and CEO of Surgidyne, Inc., which markets specialty medical and surgical products, from 1988 to 1989. From 1986 to 1988, Mr. Kaysen was Vice President of Marketing for Red Line/XVIIIB Medimart, a medical product distributor. Mr. Kaysen also served in various general management positions with American Hospital Supply Corporation from 1974 to 1986. Mr. Kaysen also currently serves as a director on the Board of American Telecare, Inc., a privately held company that markets home telemedicine products. Mr. Kaysen graduated with a Bachelor of Science Degree in Business Administration from the University of Minnesota in 1972.

Kathryn B. Hyer has been a director of ZEVEX since November 2000. Ms. Hyer has served since August 2001 as an Assistant Vice President at the University of Illinois, in the Office of the Vice President for Economic Development and Corporate Relations. From 2000 to 2001, Ms. Hyer was the Chief Financial Officer of Quark Biotech, Inc., Chicago, Illinois, in charge of Finance, Human Resources and Administration. Prior to joining Quark, from 1996 to 2000, Ms. Hyer was a Managing Director of the Health Care Corporate Finance group for First Union Securities, which acquired Everen Securities, Inc. in September 1999. In October 1996, Ms. Hyer founded Everen Securities' Health Care Group, where she defined strategy and hired a banking team that focused on medical devices, biotechnology, specialty pharmaceuticals, and healthcare information technology companies. From 1994 to 1996, Ms Hyer served as the Director of Finance for the City of Cleveland. Previously, Ms. Hyer held Senior Vice President and Vice President positions in the Corporate Finance and Public Finance Departments at predecessors of Everen Securities, Inc. from 1983 to 1994. Ms. Hyer graduated with a Bachelor of Arts Degree in Political Science and Sociology from Aquinas College in Grand Rapids, Michigan in 1977, and a Juris Doctorate from Cleveland Marshall College of Law in Cleveland, Ohio in 1982.


OTHER KEY EMPLOYEES

James L. Holden, 38, is Vice President and Director of Manufacturing for Company. Mr. Holden has been employed with ZEVEX since 1988, and has held various positions including Vice President, Director of OEM Operations and Director of Engineering. Prior to joining ZEVEX, he was employed by EDO Corporation, Western Division from 1984 to 1988, where he developed tactical sonar systems for use in undersea warfare. Mr. Holden received a Bachelor of Science degree in Electrical Engineering from the University of Utah in 1986, and has completed post-graduate course work at the University of Utah in the design of medical ultrasound instrumentation.


SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires ZEVEX' directors, executive officers, and 10% shareholders to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to ZEVEX and written representations that no other reports were required, ZEVEX believes that during 2001 all directors, executive officers, and 10% shareholders complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except as follows: (1) Mr. Oldroyd, Mr. Kaysen and Ms. Hyer each filed one late report on Form 4, due December 2001, for one transaction involving the grant of Company options to purchase common stock.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by ZEVEX to each of ZEVEX' executive officers during the three-year period ended December 31, 2001.

         SUMMARY COMPENSATION TABLE

                                                                                  Long Term Compensation
                                                                                --------------------------------
                                                         Annual Compensation         Awards        Payouts
                                                        ------- ----------           ------         ---
             (a)                (b)        (c)         (d)        (e)          (f)          (g)         (h)          (i)
                                                                 Other     Restricted                                All
Name and                                                         Annual       Stock                     LTIP        Other
Principal Position              Year     Salary       Bonus      Comp.       Awards       Options     Payouts       Comp.
------------------              ----     ------       -----      -----       ------       -------     -------       -----
David J. McNally                2001      $185,500   $7,500        0            0            0           0          $5,250(a)
Chief Executive Officer         2000      $142,528   $27,421       0            0            0           0          $5,250(a)
Chairman                        1999      $114,070   $48,000       0            0            0           0          $4,605(a)


Leonard C. Smith                2001      $175,000        $0       0            0            0           0          $5,250(a)
President                       2000      $128,563   $15,553       0            0            0           0          $5,250(a)
                                1999      $100,000   $40,000       0            0            0           0          $4,000(a)


Phillip L. McStotts             2001      $165,000        $0       0            0            0           0          $5,250(a)
Chief Financial Officer         2000      $133,061   $17,500       0            0            0           0          $5,250(a)
Secretary/Treasurer             1999      $114,070   $48,000       0            0            0           0          $4,605(a)



 (a) Represents the amount paid by ZEVEX as a contribution to ZEVEX' 401(k) Pension and Profit Sharing Plan on the officer's behalf.

OPTIONS GRANTS IN LAST FISCAL YEAR

ZEVEX did not grant any options during the year ended December 31, 2001 to executive officers of ZEVEX.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

The following table sets forth the options exercised during the year ended December 31, 2001, by each executive officer of ZEVEX and the value of options held by such persons at such year-end.

                                                                                 Value of
                                                        Number of                Unexercised
                                                        Unexercised              In-the-Money
                                                        Options at               Options at
                                                        FY-End                   FY-End
                           Shares
Name and                   Acquired        Value        Exercisable/             Exercisable/
Principal Position         or Exercised    Realized     Unexercisable            Unexercisable
David J. McNally
Chief Executive Officer          0           0          93,250/53,750                 $0/0

Leonard C. Smith
President                        0           0          30,000/50,000                 $0/0

Phillip L. McStotts
Secretary/Treasurer              0           0          93,250/53,750                 $0/0



Of the unexercised options listed above for each of Messrs. McNally and McStotts, 7,000 were granted on February 13, 1997, and expired on February 12, 2002. The exercise price on such options is $3.85. Of the unexercised options listed above for each of Messrs. McNally and McStotts, 70,000 were granted on September 30, 1997 and expire on September 29, 2002. The exercise price on such options is $5.00. Of the unexercised options listed above for each of Messrs. McNally and McStotts, 30,000 were granted effective on January 1, 1999 and expire on January 7, 2005. The exercise price on such options is $5.00. Of the unexercised options listed above for Mr. Smith, 40,000 were granted on January 5, 1999 and expire on January 4, 2004. The exercise price on such options is $4.875. Of the unexercised options listed above for each of Messrs. McNally, Smith and McStotts, 40,000 were granted effective on November 27, 2000 and expire on November 27, 2007. The exercise price on such options is $4.75. The value of the unexercised options was determined by reference to the closing sales price for ZEVEX' Common Stock on the NASDAQ Stock Market as of December 31, 2001, which was $2.80.


COMPENSATION OF DIRECTORS

ZEVEX pays each director who is not an employee of ZEVEX or its subsidiaries a director's fee of $2,000 per quarter, $1,000 per year for each committee the director is elected to, and $1,000 per day honorarium for special assignments. Each director is also granted 10,000 stock options upon first being elected to the board, with 25% vesting on an annual basis, in addition to being granted 2,500 stock options annually while a member of the Board of Directors. Although ZEVEX may also issue stock options to directors who are employees for their service as directors, these employee directors currently receive no additional compensation for serving as directors or attending meetings of directors or shareholders.



COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has two committees, the Audit Committee and the Compensation Committee. The Audit Committee is composed of Kathryn B. Hyer, David B. Kaysen and Bradly A. Oldroyd. The Compensation Committee is composed of David B. Kaysen and Bradly A. Oldroyd. The Audit Committee is authorized to review proposals of ZEVEX' auditors regarding annual audits, recommend the engagement or discharge of ZEVEX' auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, review the scope of the annual audit, approve or disprove each professional service or type of service other than standard auditing services to be provided by the auditors, and review and discuss the audited financial statements with the auditors. The Compensation Committee establishes remuneration of the executive officers and directors of ZEVEX and oversees the administration of ZEVEX' stock option plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of ZEVEX' Common Stock (par value $0.001) as of March 6, 2002, by (i) each person (or group of affiliated persons) who is known by ZEVEX to beneficially own more than 5% of the outstanding shares of ZEVEX' Common Stock,
(ii) each director and executive officer of ZEVEX, and (iii) all executive officers and directors of ZEVEX as a group. As of such date, ZEVEX had a total of 3,415,197 shares of Common Stock outstanding. Unless indicated otherwise, the address for each officer, director and 5% shareholder is c/o ZEVEX International, Inc., 4314 ZEVEX Park Lane, Salt Lake City, Utah 84123.



                                                      Number of              Percent
Name                                               Shares Owned            Of Class(1)
----------------                                   ------------            -----------

David J. McNally(2)                                    326,448                 9.3%

Dean G. Constantine(3)                                 251,900                 7.4%

Phillip L. McStotts. (4)                               235,650                 6.7%

Jeff Holmes(5)                                         205,725                  6.0%

Kirk Blosch(6)                                         185,000                 5.4%

Leonard C. Smith(7)                                    164,299                 4.6%

Bradly A. Oldroyd(8)                                    13,375                   *

Kathryn B. Hyer(9)                                      10,750                   *

David B. Kaysen(10)                                      2,500                   *

All Officers and Directors
as a Group(2) (4) (7) (8) (9) (10)                     753,022                20.6%

*Less than 1%



(1) For purposes of the table, "beneficial ownership" includes stock that a shareholder has the right to acquire pursuant to options or rights of conversion within 60 days of January 6, 2002. The percentage ownership for each shareholder is calculated assuming that all the stock that could be so acquired by that shareholder within 60 days, by option exercise or otherwise, has in fact been acquired and that no other shareholder has exercised a similar right to acquire additional shares. Except as indicated otherwise below, the shareholder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Chief Executive Officer and Chairman of ZEVEX. Includes 240,198 shares of Common Stock held directly and 86,250 shares of Common Stock issuable upon exercise of options held by Mr. McNally that are currently exercisable or will become exercisable within 60 days. Excludes 53,750 shares of Common Stock issuable upon exercise of options held by Mr. McNally that are not currently exercisable and will not become exercisable within 60 days.

(3) Beneficial owner. Includes 251,900 shares of Common Stock held directly by Mr. Constantine. The beneficial owned shares listed was determined with the latest available information provided to ZEVEX from Mr. Constantine in August 2000. Mr. Constantine's address is 3175 E. Oldridge Circle, Salt Lake City, Utah 84121.

(4) Chief Financial Officer, Secretary, Treasurer, and director of ZEVEX. Includes 149,400 shares of Common Stock held directly and 86,250 shares of Common Stock issuable upon exercise of options held by Mr. McStotts that are currently exercisable or will become exercisable within 60 days. Excludes 53,750 shares of Common Stock issuable upon exercise of options held by Mr. McStotts that are not currently exercisable and will not become exercisable within 60 days.

(5) Beneficial owner. Includes 205,725 shares of Common Stock held directly by Mr. Holmes. Mr. Holmes' address is P.O. Box 11207, Zephyr Cove, NV 89448.

(6) Beneficial owner. Includes 185,000 shares of Common Stock held directly by Mr. Blosch. Mr. Blosch's address is 2081 S. Lakeline Drive, Salt Lake City, UT 84109.


(7) President and director of ZEVEX. Includes 26,700 shares of Common Stock held directly and 40,000 shares of Common Stock issuable upon exercise of options held by Mr. Smith that are currently exercisable or will become exercisable within 60 days by Mr. Smith. Also includes 97,599 shares of Common Stock that are issuable at $11 per share upon conversion of debentures held by Mr. Smith in the principal amount of $1,073,594. Excludes 40,000 shares of Common Stock issuable upon exercise of options held by Mr. Smith that are not currently exercisable or will not become exercisable within 60 days.


(8) Director. Includes 13,375 shares of Common Stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days. Excludes 10,625 shares of Common Stock issuable upon exercise of options held by Mr. Oldroyd that are not currently exercisable and will not become exercisable within 60 days.

(9) Director. Includes 10,750 shares of Common Stock issuable upon exercise of options and warrants that are currently exercisable or will become exercisable within 60 days. Excludes 10,000 shares of Common Stock issuable upon exercise of options held by Ms. Hyer that are not currently exercisable and will not become exercisable within 60 days.

(10) Director. Includes 2,500 shares of Common Stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days. Excludes 10,000 shares of Common Stock issuable upon exercise of options held by Mr. Kaysen that are not currently exercisable and will not become exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Please refer to the description of Mr. Leonard Smith's involvement with ZEVEX' acquisition of JTech described in Item 7.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of this Report.

         (1) - Financial Statements.

The following Consolidated Financial Statements of ZEVEX for the years ended December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001, are filed as part of this report:

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

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ZEVEX INTERNATIONAL, INC.

Dated:  March 28, 2002                                 By: /s/ DAVID J. MCNALLY
                                                       ----------------------
                                                       David J. McNally
                                                       Chief Executive Officer

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



  Signature                                 Title                                    Date

/s/ DAVID J. MCNALLY                Chairman of the Board of Directors,         March 28, 2002
---------------------------
David J. McNally                    Chief Executive Officer,
                                    (Principal Executive Officer)

/s/ LEONARD C. SMITH                Director and President,                     March 28, 2002
---------------------------
Leonard C. Smith

/s/ PHILLIP L. McSTOTTS             Director, Chief Financial Officer,          March 28, 2002
-----------------------
Phillip L. McStotts                 Secretary, and Treasurer (Principal
                                    Financial and Accounting Officer)

/s/ BRADLY A. OLDROYD               Director                                    March 28, 2002
---------------------
Bradly A. Oldroyd

/s/ DAVID B. KAYSEN                 Director                                    March 28, 2002
-------------------
David B. Kaysen

/s/ KATHRYN B. HYER                 Director                                    March 28, 2002
-------------------
Kathryn B. Hyer






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
10.15             Convertible Debenture, dated January 6, 1999, issued to Vijay Lumba (6).
10.16             Convertible Debenture, dated January 6, 1999, issued to Leonard Smith (6).
10.17             Convertible Debenture, dated January 6, 1999, issued to Tracy Livingston (6).
10.19#            ZEVEX International, Inc., 1999 Stock Option Plan and Form of Stock Option Grant (6).
10.20             Form of Stock Option Grant to Messrs. Constantine, McNally, McStotts and Smith. (7)
10.21                  Asset Purchase Agreement, dated March 29, 2000, between ZEVEX, Inc. and Nestle (7)
10.22                  Convertible Debenture, dated March 30, 2000, issued to Vijay Lumba. (8)
10.23                  Convertible Debenture, dated March 30, 2000, issued to Leonard Smith. (8)
10.24#            Severance Settlement Agreement and Release, between Dean G. Constantine and ZEVEX International, Inc. (8)
10.25             Amendment to Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc., dated June 29,
                  2001.
10.26             Amendment to Convertible Debenture, dated December 20, 2001, issued to Vijay Lumba.
10.27             Amendment to Convertible Debenture, dated December 20, 2001, issued to Leonard Smith.
10.28             Amendment to  Convertible Debenture, dated December 20, 2001, issued to Tracy Livingston.
21                List of Subsidiaries.

(1)      Incorporated by reference to Amendment No. 1 on Registration Statement on Form S-1 filed October 24, 1997 (File No.
333-37189).

(2)      Incorporated by reference to ZEVEX' Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-12965).

(3)      Incorporated by reference to Registration Statement on Form S-1 filed October 3, 1997 (File No. 001-12965).

(4)      Incorporated by reference to ZEVEX' amended Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
         (File No. 033-19583).

(5)      Incorporated by reference to ZEVEX' Current Report on Form 8-K filed January 14, 1999 (File No. 001-12965).

(6)      Incorporated by reference to ZEVEX' Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-12965).

(7)      Incorporated by reference to ZEVEX' Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-12965).

(8)      Incorporated by reference to ZEVEX' Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-12965).

# Identifies a "management contract or compensatory plan or arrangement".



CONSOLIDATED FINANCIAL STATEMENTS
ZEVEX International, Inc.
Years Ended December 31, 2001, 2000 and 1999 with Report of Independent Auditors

                            ZEVEX International, Inc.

                        Consolidated Financial Statements

              For the years ended December 31, 2001, 2000 and 1999




                                    Contents

Report of Independent Auditors...........................................................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheets .............................................................................2
Consolidated Statements of Operations ...................................................................3
Consolidated Statements of Stockholders' Equity .........................................................4
Consolidated Statements of Cash Flows ...................................................................5
Notes to Consolidated Financial Statements ..............................................................6

                         Report of Independent Auditors

Board of Directors and Stockholders
ZEVEX International, Inc.

We have audited the accompanying consolidated balance sheets of ZEVEX International, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZEVEX International, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                     /s/ Ernst & Young LLP
Salt Lake City, Utah
March 1, 2002

                            ZEVEX International, Inc.

                           Consolidated Balance Sheets


                                                                                   December 31
                                                                              2001              2000
                                                                        ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                               $   1,028,086    $     327,157
   Cash restricted for sinking fund payment on industrial
     development bond                                                             93,076           90,070
   Accounts receivable, net of allowance for doubtful
     accounts of $240,000 in 2001 and $300,000 in 2000                         5,748,578        7,501,089
   Inventories                                                                 7,272,842        9,687,446
   Marketable securities                                                         219,899        1,065,275
   Deferred income taxes                                                         568,387          628,676
   Income taxes receivable                                                       418,506          319,990
   Prepaid expenses and other current assets                                      62,662           37,823
                                                                        ------------------------------------
                                                                        ------------------------------------
Total current assets                                                          15,412,036       19,657,526

Property and equipment, net                                                    7,688,088        7,979,061
Patents, trademarks, and acquisition costs, net                                  342,746          343,685
Goodwill, net                                                                 10,154,757       10,688,271
Other assets                                                                      41,519           19,419
                                                                        ------------------------------------
Total assets                                                               $  33,639,146    $  38,687,962
                                                                        ====================================

Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                        $   1,711,429    $   2,212,726
   Accrued liabilities                                                           563,067          569,264
   Payable related to product line acquisition                                   222,202        1,000,000
   Bank line of credit                                                         1,713,610        5,936,995
   Current portion of industrial development bond                                100,000          100,000
   Current portion of convertible debt                                           921,188                -
   Current portion of other long-term debt                                       524,381                -
   Current portion of capital leases                                             162,783          148,783
                                                                        ------------------------------------
                                                                        ------------------------------------
Total current liabilities                                                      5,918,660        9,967,768

Deferred income taxes                                                            276,734          151,667
Industrial development bond                                                    1,500,000        1,600,000
Convertible debt                                                               3,001,970        5,447,188
Other long-term debt                                                           1,608,330                -
Capital lease obligations                                                        301,051          463,834

Stockholders' equity:
   Common stock, $.001 par value: 10,000,000 shares authorized;
     3,440,197 shares issued and 3,415,197 shares outstanding in
     2001 and 3,440,064 shares issued and outstanding in 2000                      3,440            3,440
   Additional paid-in capital                                                 16,290,452       16,289,787
   Retained earnings                                                           4,779,288        5,266,991
   Unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of $(12,003) and $299,062 in 2001
     and 2000, respectively                                                       20,177         (502,713)
   Treasury stock, 25,000 shares (at cost)                                       (60,956)               -
                                                                        ------------------------------------
Total stockholders' equity                                                    21,032,401       21,057,505
                                                                        ------------------------------------
Total liabilities and stockholders' equity                                 $  33,639,146    $  38,687,962
                                                                        ====================================

See accompanying notes.

                            ZEVEX International, Inc.

                      Consolidated Statements of Operations


                                                                          Year Ended December 31
                                                                  2001             2000             1999
                                                           -----------------------------------------------------
Revenues:
   Product sales                                               $28,678,317       $29,661,205      $21,070,153
   Engineering services                                          1,203,758         1,117,422        1,956,055
                                                           -----------------------------------------------------
                                                                29,882,075        30,778,627       23,026,208

   Cost of sales                                                18,863,147        19,929,855       12,474,210
                                                           -----------------------------------------------------
Gross profit                                                    11,018,928        10,848,772       10,551,998

Operating expenses:
   General and administrative                                    6,306,795         5,169,944        4,357,273
   Selling and marketing                                         2,682,134         2,712,702        2,238,629
   Research and development                                        477,653           852,273          670,886
   Goodwill amortization                                           533,514           523,187          392,142
                                                           -----------------------------------------------------
                                                                10,000,096         9,258,106        7,658,930
                                                           -----------------------------------------------------

Operating income                                                 1,018,832         1,590,666        2,893,068

Other income (expense):
   Interest/other income                                           371,179           506,858          235,148
   Interest expense                                             (1,059,593)         (703,686)        (481,615)
   Impairment loss on marketable securities                       (917,628)                -                -
   Unrealized gain on trading marketable securities                      -                 -          167,761
                                                           -----------------------------------------------------
Income (loss) before benefit from (provision for) income
   taxes                                                          (587,210)        1,393,838        2,814,362

Benefit from (provision for) income taxes                           99,507          (669,698)      (1,187,989)
                                                           -----------------------------------------------------

Net income (loss)                                            $    (487,703)    $     724,140      $ 1,626,373
                                                           =====================================================

Basic net income (loss) per common share                     $        (.14)   $         .21     $         .48
                                                           =====================================================

Diluted net income (loss) per common share                   $        (.14)   $          .19    $         .47
                                                           =====================================================


  See accompanying notes.

                            ZEVEX International, Inc.

                 Consolidated Statements of Stockholders' Equity


                                                                   Common Stock        Additional Paid-in    Retained      Treasury
                                                            ---------------------------
                                                               Shares        Amount          Capital         Earnings       Stock
                                                            -----------------------------------------------------------------------
                                                            -----------------------------------------------------------------------
Balances at January 1, 1999                                    3,418,876     $3,419        $17,381,793       $2,927,422  $  50,790)
   Comprehensive income:
     Net income                                                        -          -                  -        1,626,373          -
     Other comprehensive income, net of tax:
          Unrealized gain on available-for-sale securities             -          -                  -                -          -

   Total comprehensive income

   Exercise of stock options for cash                              1,850          2              6,173                -          -
   Purchase of warrants for cash                                       -          -         (1,175,000)               -          -
   Purchase of 10,000 shares of treasury stock                         -          -                  -                -    (45,731)
   Transfer of 16,700 shares of treasury stock to ESOP                 -          -                  -          (10,944)    96,521
                                                            -----------------------------------------------------------------------
 Balances at December 31, 1999                                 3,420,726      3,421         16,212,966        4,542,851          -
   Comprehensive income:
     Net income                                                        -          -                  -          724,140          -
     Other comprehensive income (loss), net of tax:
          Unrealized loss on available-for-sale securities             -          -                  -                -          -

   Total comprehensive loss

   Exercise of stock options for cash                             19,338         19             76,821                -          -
                                                            -----------------------------------------------------------------------
Balances at December 31, 2000                                  3,440,064      3,440         16,289,787        5,266,991          -
   Comprehensive income:
     Net loss                                                          -          -                  -         (487,703)         -
     Other comprehensive income, net of tax:
          Unrealized gain on available-for-sale
            securities, net of reclassification                        -          -                  -                -          -
            adjustments (see Note 1)
   Total comprehensive income

   Exercise of stock options for cash                                133          -                665                -          -
   Purchase of 25,000 shares of treasury stock, at cost                -          -                  -                -    (60,956)
                                                            -----------------------------------------------------------------------
Balances at December 31, 2001                                  3,440,197     $3,440        $16,290,452       $4,779,288  $ (60,956)
                                                            =======================================================================



                                                            Unrealized (Loss) Gain
                                                            on Available-for-Sale
                                                            -----------------------------------
                                                                  Securities            Total
                                                            -----------------------------------
                                                            -----------------------------------
Balances at January 1, 1999                                      $ (147,309)        $20,114,535
   Comprehensive income:
     Net income                                                           -           1,626,373
     Other comprehensive income, net of tax:
          Unrealized gain on available-for-sale securities          478,793             478,793

   Total comprehensive income                                                         2,105,166

   Exercise of stock options for cash                                     -               6,175
   Purchase of warrants for cash                                          -          (1,175,000)
   Purchase of 10,000 shares of treasury stock                            -             (45,731)
   Transfer of 16,700 shares of treasury stock to ESOP                    -              85,577
                                                            ------------------------------------
 Balances at December 31, 1999                                      331,484          21,090,722
   Comprehensive income:
     Net income                                                           -             724,140
     Other comprehensive income (loss), net of tax:
          Unrealized loss on available-for-sale securities         (834,197)           (834,197)

   Total comprehensive loss                                                            (110,057)

   Exercise of stock options for cash                                     -              76,840
                                                            ------------------------------------
Balances at December 31, 2000                                      (502,713)         21,057,505
   Comprehensive income:
     Net loss                                                             -            (487,703)
     Other comprehensive income, net of tax:
          Unrealized gain on available-for-sale
            securities, net of reclassification                     522,890             522,890
            adjustments (see Note 1)
   Total comprehensive income                                                            35,187

   Exercise of stock options for cash                                     -                 665
   Purchase of 25,000 shares of treasury stock, at cost                   -             (60,956)
                                                            -------------------------------------
Balances at December 31, 2001                                    $   20,177         $21,032,401
                                                            =====================================

                            ZEVEX International, Inc.

                      Consolidated Statements of Cash Flows


                                                                        Year Ended December 31
                                                                 2001            2000            1999
                                                            ------------------------------------------------
 Cash flows from operating activities
 Net income (loss)                                            $  (487,703)   $   724,140     $ 1,626,373
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization expense                     2,086,379      1,756,682       1,157,221
      Benefit for deferred income taxes                          (125,707)       (97,672)        (15,885)
      Realized gain on marketable securities                     (241,434)      (379,620)        (65,816)
      Unrealized gain on trading marketable securities                  -              -        (167,761)
      Other-than-temporary impairment loss on
        available-for-sale marketable securities                  917,628              -               -
      Changes in operating assets and liabilities, net of
        acquisitions:
           Restricted cash for sinking fund payment on
             industrial development bond                           (3,006)        (3,521)         95,500
           Accounts receivable                                  1,752,511     (1,657,860)     (2,408,048)
           Inventories                                          1,380,855     (3,360,100)        455,103
           Trading securities                                           -        313,992          80,623
           Prepaid expenses and other assets                      (46,939)         9,782          37,235
           Accounts payable                                      (501,297)     1,077,780          58,836
           Accrued liabilities                                     (6,197)      (162,588)         43,630
           Income taxes payable/receivable                        (98,516)    (1,277,299)        906,418
                                                            ------------------------------------------------
 Net cash flows provided by (used in) operating activities      4,626,574     (3,056,284)      1,803,429

 Cash flows from investing activities
 Purchase of property and equipment                              (200,094)    (1,224,760)       (566,958)
 Purchase of product line                                               -     (2,794,146)              -
 Purchases of available-for-sale marketable securities                  -              -      (1,827,150)
 Redemption of available-for-sale marketable securities         1,003,135        894,712       1,116,944
 Addition of patents and trademarks                               (27,110)       (21,430)         (4,370)
                                                            ------------------------------------------------
 Net cash flows provided by (used in) investing activities        775,931     (3,145,624)     (1,281,534)

 Cash flows from financing activities
 Repurchase of common stock warrants                                    -              -      (1,175,000)
 Proceeds from exercise of stock options                              665         76,840           6,175
 Net (payments on) proceeds from bank line of credit           (4,223,385)     4,323,542       1,071,460
 Stock contribution to Employee Stock Ownership Plan                    -              -          85,577
 Purchase of treasury stock                                       (60,956)             -         (45,731)
 Payments related to business acquisitions                     (2,301,828)    (1,104,758)     (4,941,343)
 Payments on industrial development bond                         (100,000)      (100,000)       (100,000)
 Proceeds from long-term debt                                   2,500,000              -               -
 Principal payments on capital leases and long-term debt         (516,072)       (50,103)              -
                                                            ------------------------------------------------
 Net cash flows (used in) provided by financing activities     (4,701,576)     3,145,521      (5,098,862)
                                                            ------------------------------------------------
 Net increase (decrease) in cash and cash equivalents             700,929     (3,056,387)     (4,576,967)
 Cash and cash equivalents at beginning of year                   327,157      3,383,544       7,960,511
                                                            ------------------------------------------------
 Cash and cash equivalents at end of year                     $ 1,028,086    $   327,157     $ 3,383,544
                                                            ================================================

See accompanying notes.

1. Description of Organization and Business and Summary of Significant Accounting Policies

Description of Organization and Business

The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to ZEVEX International, Inc. on August 15, 1988. In November 1997, the Company reincorporated in Delaware. In December 1998, the Company acquired an additional product line and completed the acquisition of two additional subsidiaries. Additionally, the Company acquired a product line from Nestle USA, Inc. in April of 2000 (see Note 2). The Company, through its divisions and subsidiaries, engages in the business of designing, manufacturing and distributing medical devices. ZEVEX' product lines include proprietary medical devices that it designs, manufactures, and distributes, and contract-manufactured products that it designs and manufactures for original equipment manufacturers ("OEM's").


Principles of Consolidation

The consolidated financial statements at December 31, 2001 include the accounts of ZEVEX International, Inc. (the Company) and its wholly owned operating subsidiaries: ZEVEX, Inc. and JTech Medical Industries, Inc. (JTech). The consolidated financial statements at December 31, 2000 also include the subsidiary Aborn Electronics, Inc. (Aborn). All significant intercompany balances and transactions have been eliminated in consolidation.

During December 2001, the corporate shell of Aborn was sold to a related party for $100,000. A gain was recorded for this amount and is included in interest/other income on the consolidated statement of operations. The Company maintained certain manufacturing rights, cash, accounts receivable, equipment, and inventory, which now are included within the subsidiary, ZEVEX, Inc.

Use of Estimates

The preparation of financial statements in conformity with accounting policies generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all certificates of deposit and highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.




1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

The Company's financial instruments consist primarily of cash, cash equivalents, marketable securities, trade accounts receivable and certain debt issuances (see
Note 8). Cash and cash equivalents are held in federally insured financial institutions or invested in high-grade, short-term commercial paper issued by major United States corporations. Marketable securities consist principally of corporate stocks. The Company sells its products primarily to, and has trade receivables with, independent durable medical equipment manufacturers and dealers in the United States and abroad. Sales to major customers are discussed in Note 13. Less than 10% of product sales are to foreign customers.

As a general policy, collateral is not required for accounts receivable; however, the Company periodically monitors the need for an allowance for doubtful accounts based upon expected collections of accounts receivable and specific identification of uncollectible accounts. Additionally, customers' financial condition and creditworthiness are regularly evaluated. Historical losses have not been material.

Inventories

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

Marketable Securities

The Company's marketable securities consist of equity securities classified as available-for-sale at December 31, 2001 and 2000. Such securities are carried at their fair value based upon their quoted market prices at December 31, 2001 and 2000.

Unrealized gains and losses on available-for-sale securities are reported, net of tax, in a separate component of stockholders' equity.

Realized gains and losses and declines in value, judged to be other-than-temporary on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific-identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

The Company held no trading securities at December 31, 2001 and 2000. Net unrealized holding gains on trading securities for the period ended December 31, 1999 of $167,761 were included in net income.

In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, in 2001, the Company recorded an other-than-temporary impairment loss on its available-for-sale securities of $917,628 ($575,353 net of taxes), which is reflected as a component of net loss. This writedown represents the amount of the unrealized loss as of the date of the writedown on the Company's available-for-sale marketable securities that had previously been recorded in equity as part of other comprehensive income.

As of December 31, 2001, the Company had net unrealized holding gains of $32,180 ($20,177 net of taxes). The Company had net unrealized holding losses as of December 31, 2000 of $801,775 ($502,713 net of taxes).

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over expected useful lives of three to twenty-five years using the straight-line method.

Major replacements and refurbishment costs, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repairs are expensed as incurred.

Patents, Trademarks, and Acquisition Costs

Acquisition costs and the costs of acquired and internally developed patents and trademarks are amortized over the lesser of fifteen years or the estimated useful life of the intangible asset on a straight-line basis. At December 31, 2001 and 2000, accumulated amortization related to patents, trademarks, and acquisition costs of $98,641 and $70,592, respectively, has been recorded by the Company. The Company periodically reviews the recoverability of its intangible assets and other long-term assets and, where impairment in value has occurred, such intangibles are written down to net realizable value.

Goodwill

Goodwill is recorded at the lower of cost or its net realizable value and is being amortized on a straight-line basis over 15 to 23 years. At December 31, 2001 and 2000, accumulated amortization related to goodwill of $1,448,843 and $915,329, respectively, has been recorded by the Company. The Company periodically reviews the recoverability of these intangible assets in order to record them at their net realizable value.

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of, the Company assesses, on an ongoing basis, the recoverability of long-lived assets, comparing estimates of future undiscounted cash flows to net book value. If future undiscounted cash flow estimates were less than net book value, net book value would be reduced to fair value based on estimates of discounted cash flows. The Company also evaluates amortization periods of assets, including goodwill and other intangible costs, to determine if events or circumstances warrant revised estimates of useful lives.

Income Taxes

The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Stock Options

The Company has elected to follow the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation. During 2001, 2000, and 1999, no stock-based compensation expense was recognized by the Company.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Capitalized Software Development Costs for Internal Use

In accordance with the provisions of Statement of Position (SOP) No. 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use, the Company capitalizes internal and external costs to develop or obtain internal use software during the application development stage. Costs incurred during the preliminary project stage are expensed as incurred, as are training and maintenance costs. The Company capitalized $606,049 relating to a new accounting system during 2000. Amortization is computed using the straight-line method over the estimated useful life of the assets, which has been determined to be three years.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $233,418, $249,542, and $284,452, respectively, for the years ended December 31, 2001, 2000, and 1999.

Revenue Recognition

The Company records revenue from the sale of manufactured products upon shipment. Shipping and handling costs are expensed as incurred and are included in cost of sales. Contracts to perform engineering design and product development services are generally performed on a time and materials basis. Revenue is generally recognized as milestones are achieved; costs are expensed as incurred.

The Company accounts for revenue from software transactions pursuant to SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9. SOP No. 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. Under SOP No. 97-2, the determination of fair value is based on objective evidence, which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for the Company as of January 1, 2001. The new rule establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Historically, the Company has not used derivative instruments, and the Company does not hold any derivative instruments at December 31, 2001. As a result of the adoption of this pronouncement, the Company has experienced no material effect on its consolidated earnings or consolidated financial position.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach, rather than the undiscounted cash flows approach previously required by SFAS No. 121. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 or SFAS No. 144 (see below), once adopted. The Company is required to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 is expected to reduce the Company's amortization expense by approximately $500,000 annually beginning in 2002, due to the nonamortization of goodwill. The Company does not anticipate recognizing an impairment charge related to goodwill upon adoption of the Statement.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the consolidation for a subsidiary for which control is likely to be temporary. The Company is required to adopt SFAS No. 144 effective January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the consolidated financial position, consolidated results of operations or liquidity of the Company.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income
(loss) for the period by the weighted-average number of the Company's common shares outstanding.

Diluted net income (loss) per common share includes the dilutive effect of options, convertible debentures, and warrants in the weighted-average number of the Company's common shares outstanding, as calculated using the treasury stock method.

Net income (loss), as presented on the statements of operations, represents the numerator used in calculating basic and diluted net income (loss) per common share. The following table sets forth the computation of the shares used in determining basic and diluted net income (loss) per common share for the years ended December 31 (in thousands):


(in thousands)                                                    2001            2000           1999
                                                             --------------- --------------- --------------
Denominator for basic net income (loss) per common
   share - weighted-average shares                                3,432           3,425           3,413
Dilutive securities: options, convertible debentures,
   and warrants                                                       -             323              25
                                                             --------------- --------------- --------------
Denominator for diluted net income (loss) per common
   share - adjusted weighted-average shares                       3,432           3,748           3,438
                                                             =============== =============== ==============



1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share (continued)

Options, convertible debentures, and warrants to purchase approximately 1,197,000, 595,000, and 597,000 shares of common stock were outstanding at December 31, 2001, 2000, and 1999, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

All shares held in the Company's Employee Stock Ownership Plan (ESOP) are considered outstanding for both basic and diluted earnings per share calculations.

Supplemental Cash Flow Information

Supplemental disclosures of cash flow information were as follows:


                                                               2001            2000           1999
                                                          -----------------------------------------------
 Cash paid during the year for:
    Interest                                               $   1,151,226  $     679,283   $     402,191
    Income taxes                                                 150,500      2,122,006         263,279

 Schedule of non-cash investing and financing activities:
    Equipment internally manufactured                          1,033,749              -               -
    Issuance of convertible debentures for earn-out
      provisions relating to acquisitions                              -              -       2,253,826
    Unrealized gain (loss) on available-for-sale
      marketable securities                                       32,180     (1,330,458)        763,625
    Equipment acquired under capital leases                            -        662,720               -
    Purchase price adjustments related to earn-out
      provisions for acquisitions                                      -        (52,537)              -
    Payable for earn-out provisions related to product
      line acquisition                                                 -      1,000,000               -


2. Acquisitions

On April 6, 2000, the Company acquired the enteral nutrition delivery device business of Nestle USA, Inc. ("Nestle") in an asset purchase. The assets acquired included approximately 19,500 enteral feeding pumps owned by Nestle and placed with various health care facilities under arrangements whereby the facilities agree to purchase disposable accessories for use with Nestle pumps. The assets purchased also included Nestle's line of pump accessories, including administration sets, feeding tubes, irrigation kits, and ancillary devices for pumps, and certain associated intellectual property. The purchase price was approximately $3,800,000, which included the purchase of Nestle's inventory (accessories) for approximately $1,210,000 and the purchase of enteral feeding pumps for approximately $1,970,000. The excess of the purchase price over the fair value of the assets acquired was approximately $620,000, which the Company recorded as goodwill. The goodwill is being amortized over 15 years.


3. Inventories

Inventories consist of the following at December 31:


                                                             2001               2000
                                                      ---------------------------------------

Materials                                                   $3,355,793         $4,832,947
Work-in-progress                                             1,241,034          1,057,146
Finished goods, including completed subassemblies            2,676,015          3,797,353
                                                      ---------------------------------------
                                                            $7,272,842         $9,687,446
                                                      =======================================

4. Marketable Securities

The following is a summary of marketable securities at December 31, 2001:


                                                         Gross       Gross Unrealized   Estimated Fair
                                                      Unrealized
                                         Cost           Gains             Losses              Value
                                  ----------------- ---------------- ----------------- -----------------
Available-for-Sale
Equity securities                        $187,719        $ 32,180        $        -           $219,899


As discussed in Note 1 above, an other-than-temporary impairment loss of $917,628 on available-for-sale marketable securities was recognized during 2001.

The following is a summary of marketable securities at December 31, 2000:

                                                     Gross Unrealized Gross Unrealized   Estimated Fair
                                          Cost             Gains          Losses             Value
                                   ----------------- ---------------------------------- -----------------
Available-for-Sale
Equity securities                       $1,867,050        $      -        $801,775           $1,065,275


5. Property and Equipment

Property and equipment consist of the following at December 31:

                                                                     2001                2000
                                                               ------------------ -------------------

Machinery and equipment                                         $    1,150,928     $    1,096,236
Stationary enteral feeding pumps                                     4,236,699          3,172,950
Furniture and fixtures                                               1,594,205          1,584,039
Software                                                               606,049            606,049
Tooling costs                                                        1,053,694            992,344
Building                                                             2,857,878          2,853,880
Land                                                                 1,084,415          1,084,415
                                                               ------------------ -------------------
                                                                    12,583,868         11,389,913
Less accumulated depreciation and amortization                       4,895,780          3,410,852
                                                               ------------------ -------------------
                                                                $    7,688,088     $    7,979,061
                                                               ================== ===================


5. Property and Equipment (continued)

Stationary enteral feeding pumps represent acquired and self-constructed pumps that are placed with businesses and other users (at little or no cost to the users) under arrangements in which the pump users have an obligation to buy disposable products from the Company while they are using the pumps. To the extent that the users discontinue purchase of the disposables, the pumps are generally returned to the Company.

Depreciation and amortization expense (including software amortization expense) for property and equipment for the years ended December 31, 2001, 2000, and 1999 amounted to $1,524,816, $1,206,396, and $739,024, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

                                                                   2001               2000
                                                            ------------------- ------------------

Accrued payroll and related taxes and benefits                     $256,810            $263,498
Accrued vacation                                                    177,809             110,685
Warranty reserve                                                     85,000              85,000
Deferred revenue                                                     25,000                   -
Accrued interest                                                     18,448             110,081
                                                            ------------------- ------------------
                                                                   $563,067            $569,264
                                                            =================== ==================


7. Income Taxes

The provision for income taxes is made, at federal and state statutory rates, based on pre-tax income (loss) reported in the consolidated financial statements.

Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current, depending on the periods in which the temporary differences are expected to reverse.

Significant components of the Company's net deferred income taxes as of December 31 are as follows:

                                                                              2001                2000
                                                                     ------------------- -------------------
Deferred tax assets:
    Non-deductible accruals and expenses                               $       416,527        $    329,614
    Unrealized loss on available-for-sale securities                                 -             299,062
    Capital loss carryover                                                   2,028,863                   -
                                                                     ------------------- -------------------
Total deferred tax assets                                                    2,445,390             628,676

Deferred tax liabilities:
    Fixed asset and other basis differences                                   (276,736)           (151,667)
    Unrealized gains on available-for-sale securities                          (12,003)                  -
                                                                     ------------------- -------------------
Total deferred tax liabilities                                                (288,739)           (151,667)

Valuation allowance for capital loss carryover                              (1,865,000)                  -
                                                                     ------------------- -------------------
Net deferred taxes                                                     $       291,651        $    477,009
                                                                     =================== ===================


7. Income Taxes (continued)

The benefit (provision) for income taxes consists of the following:



                                                              2001               2000              1999
                                                        ------------------ ----------------- ------------------
Current taxes:
    Federal                                               $     (84,497)     $    (725,521)    $(1,063,807)
    State                                                        14,325           (114,387)         (199,595)
    R&D credit                                                   43,972             72,537            59,528

Deferred taxes:
    Federal                                                     114,586             89,031            14,480
    State                                                        11,121              8,642             1,405
                                                        ------------------ ----------------- ------------------

Benefit (provision) for income taxes                      $      99,507      $  (669,698)      $(1,187,989)
                                                        ================== ================= ==================


The actual tax benefit (expense) differs from the 34% federal statutory rate as follows:

                                                                2001             2000              1999
                                                           ---------------- ---------------- -----------------

Federal tax benefit (expense) at statutory rate              $     199,652   $   (473,905)   $      (956,883)
State income tax, net                                               16,795        (69,792)          (130,805)
Non-taxable items                                                   37,300              -                  -
Research and development credit                                     43,972         72,537             59,528
Non-deductible goodwill amortization                              (172,464)      (172,464)          (135,142)
Other non-deductible expenses                                      (29,372)       (23,097)           (28,750)
Other                                                                3,624         (2,977)             4,063
                                                           ---------------- ---------------- -----------------
Total benefit (provision) for income taxes                   $      99,507   $   (669,698)       $(1,187,989)
                                                           ================ ================ =================


The Company's capital loss carryover related to the loss on sale of marketable securities and the sale of the Aborn corporate shell of $5,439,312 expires December 31, 2006. A valuation allowance has been provided for the capital loss of $5,000,000 generated from the sale of the Aborn corporate shell because the Company does not consider it to be more likely than not that this carryover will be utilized.

8. Debt

Bank Line of Credit

The Company renewed its line of credit arrangement with a financial institution for $7 million as of September 30, 2001. In the fourth quarter of 2001, the availability was reduced to $6 million. The line matures on May 28, 2002. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 4.75% at December 31, 2001 and 9.5% at December 31, 2000. The Company's balance on its line of credit was $1,713,610 at December 31, 2001 and $5,936,995 at December 31, 2000. Under the line of credit agreement, the Company is restricted from declaring cash dividends and must maintain certain levels of working capital and meet certain other financial covenants. The Company was in compliance with such covenants as of December 31, 2001.




8. Debt (continued)

Industrial Development Bond

On October 30, 1996, the Company completed a transaction defined as "Murray City, Utah, Adjustable Rate Industrial Development Revenue Bonds, Series 1997 (ZEVEX, Inc. Project)" in the amount of $2,000,000. The bonds are secured by an irrevocable Letter of Credit issued by a bank, which is subject to expiration no later than April 15, 2002. The bonds bear interest at an adjustable rate based on the weekly tax-exempt floater rate, as determined by the remarketing agent. The bonds mature on October 1, 2016. Principal reductions occur in the amount of $100,000 per year. The outstanding balance was $1,600,000 at December 31, 2001, of which $100,000 is classified as current.

Convertible Debentures

In connection with the acquisitions of Aborn and JTech on December 31, 1998, the Company issued $1,350,000 of 7% interest-bearing convertible debentures and $3,000,000 of 8% interest-bearing convertible debentures, respectively. Accrued interest is due and payable quarterly beginning on April 1, 1999. During December 2001, some of the convertible debentures were amended and the maturity dates were extended one year. The accrued interest and principal mature between March 30, 2002 and March 30, 2003. The debentures are convertible to common stock between January 6, 2000 and March 30, 2003 at $11 per share. The convertible debentures increased from their original amounts at the acquisition date to $5,447,188 at the end of 2000 due to certain earn-out provisions. The Company made a principal payment in December 2001 of $1,524,030, which reduced the outstanding balance to $3,923,158 at December 31, 2001.

Other Long-term Debt

The Company negotiated a $1,000,000 secured promissory note on April 18, 2001 from a financial institution. The note is secured by certain real property held by the Company and bears a fixed interest rate of 8.5%. The maturity date of the loan is May 15, 2003 with principal and interest amortized over a 15-year term. The outstanding balance at December 31, 2001 was $973,822, of which $35,636 is classified as current.

On March 15, 2001, the Company entered into a secured financing agreement for $1,500,000 with a financial institution. The financing is secured by the Company's stationary enteral feeding pumps. The financing agreement has a term of 36 months and a fixed implicit borrowing rate of 8.24%. The outstanding balance at December 31, 2001 was $1,158,889, of which $488,745 is classified as current.

The proceeds from both arrangements were used to reduce the Company's line of credit.

9. Lease Commitments

During the year ended December 31, 2000, the Company acquired certain equipment with a cost of $662,720 under capital leases with terms of four years or less. Accumulated depreciation related to such equipment of $289,020 and $82,689 has been recorded by the Company at December 31, 2001 and 2000, respectively. Such depreciation is included in depreciation and amortization expense for the years then ended.

Future minimum lease payments under capital leases consisted of the following at December 31, 2001:

          Fiscal Year
          2002                                                          $198,000
          2003                                                           198,000
          2004                                                           127,520
                                                                 ---------------
          Total minimum lease payments                                   523,520
          Amount representing interest                                    59,686
                                                                 ---------------
                                                                 ---------------
          Present value of minimum lease payments                        463,834
          Current portion                                                162,783
                                                                 ---------------
                                                                 ---------------

          Long-term portion                                             $301,051
                                                                 ===============

The Company has entered into certain cancelable operating leases. Rental expense for the years ended December 31, 2001, 2000, and 1999 was $82,503, $54,562, and $15,563, respectively.

10. Employee Benefit Plans

401(k) Profit Sharing Plan

During 1991, the Company established a qualified 401(k) profit sharing plan covering substantially all employees. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make a contribution of up to four percent (4%) of the eligible employees' salaries and an additional discretionary amount to be determined each year by the Board of Directors. As of December 31, 2001, employees are fully vested in employer contributions after seven years. Effective January 1, 2002, this changed to six years. Contributions to the plan for the years ended December 31, 2001, 2000, and 1999 were $138,716, $115,791, and $143,645, respectively.

Employee Stock Ownership Plan

Effective October 14, 1993, the Company adopted an Employee Stock Ownership Plan that covers all employees who are over the age of 21, have been employed for at least 90 days, and who provide at least 1,000 hours of service per year.

Full vesting will occur after seven years of service or upon normal retirement at 65 years of age. Contributions to the plan are at the discretion of the Board of Directors, with no minimum annual funding requirements. Contributions to the plan will be made primarily with common stock of the Company.

No contributions were made for the years ended December 31, 2001 and 2000. A contribution of 16,700 shares with a value of $85,577 was made to the Employee Stock Ownership Plan in December 1999.

The Employee Stock Ownership Plan was terminated effective December 31, 2001. As part of the termination, all assets were transferred into the Company's 401(k) profit sharing plan.






11. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of $.001 par value preferred stock. None of the preferred stock was issued or outstanding at December 31, 2001.

Warrants

In connection with the secondary public offering in November 1997, the Company issued to the underwriters warrants to purchase 100,000 shares of common stock at $15 per share. The underwriters paid a price of $.01 per warrant. These warrants expire five years from the date of the offering and are entitled to certain registration rights.

Common Stock Reserved for Future Issuance

At December 31, 2001, the Company had reserved 1,581,170 shares of common stock for future issuance, including 456,651 shares reserved for exercise of warrants and debentures and 1,124,519 shares reserved under the Company's stock option plans.

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

A summary of stock option activity for both plans, and related information for the years ended December 31, 1999, 2000, and 2001 follows:



                                          Shares          Outstanding Stock Options          Weighted-
                                                     ------------------------------------
                                        Available       Number of           Price             Average
                                        for Grant        Shares           Per Share        Exercise Price
                                     -------------------------------- --------------------------------------

Balance at December 31, 1998               151,200        394,640            $2.50-5.00           $4.76
   Additional authorization                600,000              -                     -               -
   Options granted                        (331,000)       331,000             4.88-5.00            4.98
   Options exercised                             -         (1,850)            2.50-5.00            3.34
   Options canceled                         19,750        (19,750)            2.50-5.00            4.71
                                     -------------------------------- --------------------------------------
Balance at December 31, 1999               439,950        704,040             2.50-5.00            4.80
   Options granted                        (322,000)       322,000             4.75-7.00            4.77
   Options exercised                             -        (19,338)            2.50-5.00            3.99
   Options canceled                         96,017        (96,017)            3.50-5.25            4.98
                                     -------------------------------- --------------------------------------
                                     -------------------------------- --------------------------------------
Balance at December 31, 2000               213,967        910,685             2.50-7.00            4.84
   Options granted                         (17,500)        17,500             2.47-4.00            3.34
   Options exercised                             -           (133)                 5.00            5.00
   Options canceled                        187,835       (187,835)            2.50-5.00            4.78
                                     -------------------------------- --------------------------------------
Balance at December 31, 2001               384,302        740,217            $2.47-7.00           $4.82
                                     ================================ ======================================


Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999, respectively: risk-free interest rate of 3.8%, 5.3%, and 4.7%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .85, .85, and .68; and a weighted-average expected life of the option of 2.9, 3.5, and 3.6 years. The estimated weighted-average fair values of options granted in the years ended December 31, 2001, 2000, and 1999 were $1.84, $2.85, and $2.53, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Because the effect of SFAS No. 123 is prospective, the initial impact on pro forma net income may not be representative of compensation expense in future years.

Stock Option Plans (continued)

For the years ended December 31, 2001, 2000, and 1999, pro forma net income
(loss) and pro forma net income (loss) per common share were as follows:


                                                                   2001             2000            1999
                                                              ---------------- --------------- ---------------

Pro forma net income (loss)                                    $     (995,006)     $415,505       $1,072,713
 Pro forma basic net income (loss) per common share
                                                                         (.29)         .12               .31
Pro forma diluted net income (loss) per common share
                                                                         (.29)         .11               .31


Additionally, SFAS No. 123 requires that companies with wide ranges between the high and low exercise prices of its stock options segregate the exercise prices into ranges that are meaningful for assessing the timing and number of additional shares that may be issued and the cash that may be received as a result of the option exercises.

Below are the segregated ranges of exercise prices as of December 31, 2001:



                         Options Outstanding                                  Options Exercisable
----------------------------------------------------------------------  ---------------------------------
                                       Weighted-
                                        Average         Weighted-                           Weighted-
    Range of                           Remaining         Average                             Average
    Exercise           Number         Contractual        Exercise            Number          Exercise
     Prices          Outstanding         Life             Price           Exercisable         Price
----------------- ---------------------------------- -----------------  ----------------- ---------------

           $2.47-3.50     19,200                 2.8 years $3.10                11,700          $3.50
            3.85-5.00    719,017                 3.7 years  4.86               356,605           4.90
            7.00           2,000                 3.7 years  7.00                 1,000           7.00
----------------- ---------------------------------- -----------------  ----------------- ---------------
           $2.47-7.00    740,217                 3.7 years $4.82               369,305          $4.86
================= ================================== =================  ================= ===============




12. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents, accounts receivable, and accounts payable: The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values.

     Marketable securities: The Company determines fair values based on quoted market prices.

     Bank line of credit, convertible debt, industrial development bond, other long-term debt and capital leases: The fair values of the Company's bank line of credit and long-term debt and leases are estimated using discounted cash flow analyses, based on the Company's current estimated incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments are as follows at December 31:


                                                    2001                               2000
                                     ----------------------------------------------------------------------
                                         Carrying            Fair            Carrying            Fair
                                         Amount              Value            Amount             Value
                                     ----------------- ---------------------------------- -----------------

Cash and cash equivalents             $   1,028,086     $   1,028,086    $     327,157         $ 327,157
Accounts receivable                       5,748,578         5,748,578        7,501,089         7,501,089
Marketable securities                       219,899           219,899        1,065,275         1,065,275
Accounts payable                          1,711,429         1,711,429        2,212,726         2,212,726
Bank line of credit                       1,713,610         1,713,610        5,936,995         5,936,995
Convertible debt                          3,923,158         4,024,791        5,447,188         5,348,414
Industrial development bond               1,600,000         1,600,000        1,700,000         1,700,000
Other long-term debt                      2,132,711         2,216,136                -                 -
Capital leases                              463,834           483,319          612,617           610,023



13. Major Customers

Sales to major customers for the years ended December 31, 2001, 2000, and 1999 are summarized as follows (percent of product sales):


                                              Year Ended December 31,
                                      2001             2000              1999
                                ----------------- ---------------- -----------------

Customer A                             *                10                 13
Customer B                             *                14                  *
                                ----------------- ---------------- -----------------
                                      N/A               24%                13%
                                ================= ================ =================


* Less than 10% of sales.

14. Related-Party Transactions

On December 31, 1998, the Company acquired JTech pursuant to a Stock Purchase Agreement among the Company and the four shareholders of JTech (the "JTech Stock Purchase"). Leonard C. Smith, one of the selling JTech shareholders, received $1,311,188 in cash and a convertible debenture in connection with the JTech Stock Purchase. The Company paid $290,000 of the convertible debenture in December 2001, and the remaining principal amount of $1,073,594 (inclusive of the 1999 earn-out provision of $52,406) is due January 6, 2003 (as modified in December 2001) and is convertible to common stock at Mr. Smith's option during the period from January 6, 2000 to January 6, 2003 at $11 per share.

JTech also entered into an employment agreement with Mr. Smith, dated December 31, 1998, which provides that Mr. Smith serve as President of JTech for three years at a salary of $100,000 per year. Pursuant to the employment agreement, Mr. Smith also received an option to purchase 40,000 shares of the Company's common stock, vesting over four years, at $5.00 per share, the closing price of such stock on NASDAQ on the date of the JTech stock purchase. Mr. Smith was appointed to fill a vacancy on the Company's Board of Directors, effective April 26, 1999. Mr. Smith's term on the Board will expire at the 2004 annual meeting of shareholders, but is subject to extension based upon election. On September 1, 14. Related-Party Transactions (continued)

2000, Mr. Smith was also appointed to serve as President of ZEVEX International, Inc. and of ZEVEX, Inc.

During December 2001, the Company sold the corporate shell of Aborn for $100,000 to Vijay Lumba, a former Company employee. The Company maintained certain manufacturing rights, cash, accounts receivable, equipment, and inventory (see
Note 1).

Exhibit 10.25

                              AMENDED AND RESTATED
                          LINE OF CREDIT LOAN AGREEMENT

         THIS AMENDED AND RESTATED LINE OF CREDIT LOAN AGREEMENT is made as of June 29, 2001, by and between ZEVEX, INC., a Delaware corporation; JTECH MEDICAL INDUSTRIES, INC., a Utah corporation; and ABORN ELECTRONICS, INC., a California corporation (collectively and individually, as the context requires, the "Borrower") whose address is 4314 Zevex Park Lane, Salt Lake City, Utah 84123, and BANK ONE, UTAH, NATIONAL ASSOCIATION, a national banking association (the "Bank"), whose address is 80 West Broadway, Suite 200, Salt Lake City, Utah 84101.

                                    RECITALS:

         A. On September 27, 1997, Bank and Borrower entered into a Line of Credit Loan Agreement (with Deposit Account Sweep) as previously modified and amended ("Prior Agreement"), wherein Bank agreed to loan to Borrower on a Line of Credit basis the sum of $1,000,000.00 (subsequently increased to $7,000,000.00).

         B. By this Amended and Restated Line of Credit Loan Agreement ("Agreement"), the parties desire to amend and restate the Prior Agreement in its entirety in order to extend the Maturity Date, and to make other changes deemed appropriate by the parties. Except as specifically amended by this Agreement or as replaced by documents executed in connection with this Agreement, all resolutions, guarantees, security agreements, financing statements and other documents executed in connection with the Prior Agreement shall remain in full force and effect.

         C. Bank desires to lend to Borrower, on a revolving line of credit basis, the amount set forth herein pursuant to the terms and conditions of this Agreement and pursuant to the Loan Documents executed in connection herewith or in connection with the Prior Agreement.

         D. All advances made to Borrower under this Line of Credit shall be secured by the Borrower' Accounts and Inventory described herein or in a Security Agreement or other lien instrument executed at any time prior to or in connection herewith.

         E. Based on the foregoing and upon the terms and subject to the conditions set forth herein, Bank is willing to extend the loan to Borrower.

         NOW, THEREFORE, in consideration of the covenants and conditions herein contained, the parties agree as follows:

ARTICLE 1
                                   DEFINITIONS

1.1 Definitions. As used herein, the following terms shall have the meanings set forth below:

         "Accounts" means "accounts" as defined in the Utah Uniform Commercial Code adopted in the state of Utah.

         "Advance" means a disbursement of Loan proceeds.

         "Affiliate" as to any Person shall mean any other Person (a) which directly or indirectly controls, is controlled by, or is under common control with such Person, (b) which beneficially owns or holds five percent (5%) or more of any class of the voting stock (or in the case of a Person which is not a corporation, more than five percent (5%) of the equity interest) of such Person, or (c) five percent (5%) or more of the voting stock (or in the case of a Person which is not a corporation, five percent (5%) or more of the equity interest) of which is beneficially owned or held, directly or indirectly, by such Person. "Control", as used in this definition, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities or equity, by contract or otherwise, including the power to elect a majority of the directors, managers, members or trustees of a corporation, limited liability company or trust, as the case may be.

         "Agreement" means this Restated and Amended Line of Credit Loan Agreement, as the same may be amended and supplemented as hereinafter provided.

         "Authorized Agent" means the Person or Persons authorized to execute and deliver this Agreement or any instrument or agreement required hereunder on behalf of the Borrower, as well as the Person or Persons authorized to obtain Advances on behalf of Borrower as described in this Agreement.

         "Bank" means Bank One, Utah, National Association, a national banking association, whose address is as set forth in the introductory paragraph of this Agreement, its successors and assigns.

         "Borrower" has the meaning set forth in the introductory paragraph of this Agreement.

         "Borrowing Base" shall have the meaning as described in Article 2.

         "Borrowing Base Certificate" means the certificate in the form of attached Exhibit "A".

         "Business Day" means a day of the year other than Saturdays, Sundays, and legal holidays on which Bank's branch located at 80 West Broadway, Salt Lake City, Utah is closed

         "Collateral" means the property, interests in property, and rights to property securing any or all of Borrower's payment and other obligations of Borrower under the Loan Documents from time to time.

         "Debt Service Coverage Ratio" means, as of any date, the ratio of (i) EBIDA for the prior twelve (12) month period to (ii) the current maturities of Borrower's long-term debt plus Borrower's current capital lease payments plus interest expense for the prior twelve (12) month period, each determined in accordance with GAAP. With respect to the foregoing calculation, "current maturities of Borrower's long-term debt" shall mean (i) through December 31, 2001, all current maturities of Borrower's long term debt except for the amounts payable to Nestle, and (ii) from and after January 1, 2002, all current maturities of Borrower's long-term debt except for the amounts payable to Nestle and maturities or payments required under those certain convertible debentures previously issued by Borrower in the amount of approximately $4,300,000, which debentures mature and are due and payable in January 2002.

         "Default" means any of the events specified in this Agreement under
Section 11.1 whether or not any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

         "Default Interest Rate" means a rate of interest equal to the lesser of
(a) the aggregate of THREE PERCENT (3%) per annum plus the Interest Rate and (b) the highest rate legally permissible under applicable law. The Default Interest Rate shall change from time to time as and when the Interest Rate changes.

         "EBIDA" means the sum of the Borrower's net income less unrealized gains on securities held directly or indirectly by Borrower, plus interest, depreciation and amortization expenses, each determined in accordance with GAAP.

         "EBITDA" means the sum of the Borrower's net income less unrealized gains on securities held directly or indirectly by Borrower, plus interest, income taxes, depreciation and amortization expenses, each determined in accordance with GAAP.

         "Eligible Accounts Receivable" means an Account owing to Borrower, as determined by Bank in its sole and absolute discretion, which has arisen from the delivery and/or shipment of products previously made and/or from services rendered for which an invoice has been issued by Borrower to its customer ("Customer") and (a) which amount is not subject to any offset, counterclaim or defense asserted by the Customer, (b) which amount is subject to a perfected security interest in favor of Bank and is not subject to any other security interest, lien, claim or encumbrance, (c) which amount has not remained unpaid for more than ninety (90) days after the date of the related invoice, (d) where not more than fifteen percent (15%) of the total amount owing from a Customer accounting for five percent (5%) or more of the total amount owing to Borrower has remained unpaid for more than eighty-nine (89) days after the date of the related invoice(s), excepting amounts due from Allergan, Mentor, Alaris and Paradigm, (e) amounts due from Allergan, Mentor, Alaris and Paradigm which have note remained unpaid for more than thirty (30) days after the due date of the related invoice and do not exceed twenty-five percent (25%) of the total accounts owing to Borrower, (f) which amount is not an uninsured amount owing from a customer located in a foreign country, (g) which amount is not owing from the United States of America or any agency, department of subdivision thereof, unless a properly executed assignment of claims has been received by Bank, (h) which amount is not the subject of any threatened or actual litigation, (i) which amount is not owing from a Customer who is also a supplier or creditor of the Borrower, (j) which amount is not owing from a Subsidiary, Affiliate, officer or employee of the Borrower or an intercompany transaction, (k) which amounts are not cash, C.O.D. accounts or deposit payments for future products, and (l) which amounts are not consignment accounts, manufacturer representative accounts, buy/sell accounts, or bill and hold accounts.

         "Eligible Inventory" means the Inventory (valued at the lower of cost or market) of Borrower as determined by Bank in its sole and absolute discretion, to be (a) in good condition and salable in the ordinary course of Borrower's business, (b) owned by Borrower free and clear of any mortgages, liens, security interests, claims, encumbrances or rights of others, excepting only the security interest in favor of Bank, (c) subject to a perfected security interest in favor of Bank, (d) not subject to any consignment to any Customer,
(e) not classifiable as work in process, and (f) not acquired by Borrower in or as part of a bulk transfer or sale of assets unless Borrower has complied with all applicable bulk sales or bulk transfer laws.

         "Event of Default" means the occurrence of any of the events listed in
Section 11.1 and the expiration of any applicable notice and cure period provided in said section.

         "Financing Statement" means one or more UCC-1 financing statements executed by Borrower, as debtor, in favor of Bank as secured party, and perfecting Bank's security interest in the Collateral now owned or hereafter acquired by Borrower, in form and substance satisfactory to Bank, filed with the Delaware Uniform Commercial Code Department, Utah Department of Commerce, Division of Corporations and Commercial Code and in such other offices for recording or filing such statements in such jurisdictions as Bank desires to perfect Bank's security interest or reflect such interest in appropriate public records.

         "Funded Debt to EBITDA Ratio" means Funded Debt divided by the EBITDA.

         "Funded Debt" means the outstanding balance of the Loan plus all other Indebtedness of Borrower including, without limitation, amounts payable to Nestle and any Indebtedness to any parent or affiliate of Bank, any finance company, institutional Bank, equipment lessor or any other bank or financial institution.

         "GAAP" shall have the meaning given in Section 1.2.

         "Governmental Authority" means any arbitrator, other private adjudicator, court, government or governmental authority (federal, state, local or foreign).

         "Guarantor" means Zevex International, Inc., a Delaware corporation.

         "Guarantor Loan Documents" means the Guaranty and all other documents, agreements and instruments containing the obligations of Guarantor to Bank.

         "Guaranty" means that certain Repayment Guaranty executed by Guarantor, as the same may be amended, modified, supplemented and restated from time to time.

         "Inventory" means "inventory" as defined in the Uniform Commercial Code, adopted in the State of Utah.

         "Indebtedness" shall mean, as to any Person (a) indebtedness created, issued, incurred or assumed by such Person for borrowed money or evidenced by bonds, debentures, notes or similar instruments; (b) all obligations of such Person to pay the deferred purchase price of property or services (other than accounts payable arising in the ordinary course of such Person's business payable on terms customary in the trade); (c) all indebtedness secured by a lien on any asset of such Person whether or not such indebtedness is assumed by such Person; (d) all obligations, contingent or otherwise, of such Person directly or indirectly guaranteeing any indebtedness or other obligation of any other Person or in any manner providing for the payment of any indebtedness or other obligation of any other Person or otherwise protecting the Bank of such indebtedness against loss (excluding endorsements for collection or deposit in the ordinary course of business); (e) the amount of all reimbursement obligations and other obligations of such Person (whether due or to become due, contingent or otherwise) in respect of letters of credit, bankers' acceptances, surety or other bonds (but excluding surety or other bonds in favor of Governmental Authorities obtained by Borrower in connection with the development of subdivisions in the ordinary course of Borrower's business) and similar instruments; (f) all obligations under leases capitalized in accordance with GAAP; and (g) all other obligations that would be included as liabilities on a balance sheet prepared in accordance with GAAP.

         "Intangible Assets" means all intangible assets under GAAP, including, without limitation, copyrights, franchises, goodwill, licenses, loan origination fees, non-competition covenants, organization or formation expenses, patents, service marks, service names, trademarks, trade names, write-up in the book value of any asset in excess of the acquisition cost of the asset, any amount, however designated on the balance sheet, representing the excess of the purchase price paid for assets or stock acquired over the value assigned thereto on the books of a person, loans and advances to family members, partners and officers, employees, directors of the person (or members of their immediate families), unamortized leasehold improvement expense not recoverable at the end of the lease term, unamortized debt discount, and deferred discount.

         "Leverage Ratio" means, as of any date, the ratio of (i) Borrower's total Indebtedness to (ii) the Borrower's Tangible Net Worth.

         "Lien" means any mortgage, deed of trust, pledge, security interest, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), or preference, priority, or other security agreement or preferential arrangement, charge, or encumbrance of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction to evidence any of the foregoing).

         "Line of Credit Limit" means Seven Million and No/100 Dollars ($7,000,000.00)

         "Loan" means the loan from Bank to Borrower described in this Agreement.

         "Loan Documents" means this Agreement, any Security Agreement, Guaranty or hypothecation or other document executed in connection with this Agreement.

         "Loan Interest Rate" means a rate per annum equal to the prime rate of interest announced from time to time by Bank One, Utah, NA or its parent (which is not necessarily the lowest rate charged to any customer), changing when and as said prime rate changes.

         "Loan Party" means each Borrower, Guarantor and each other Person that from time to time is or becomes obligated to Bank under any Loan Document or grants any lien or encumbrance to Bank with respect to any Collateral.

         "Maturity Date" means May 28, 2002.

         "Nestle" means Nestle USA, Inc.

         "Payment Date" means July 30th, 2001 and the thirtieth day of each calendar month thereafter until the Maturity Date, unless any such day is not a Business Day in which case the Payment Date shall be the next succeeding Business Day.

         "Person" means any natural person, any unincorporated association, any corporation, any partnership, any joint venture, any limited liability company, any trust, any other legal entity, or any Governmental Authority.

         "Quarterly Compliance Date" shall mean each March 31, June 30, September 30 and December 31 of each year.

         "Tangible Net Worth" means the gross fair market value of the Borrower's aggregate assets less Intangible Assets less total liabilities, including, but not limited to, estimated taxes on asset appreciation and any reserves or offsets against assets, in each case as determined in accordance with GAAP.

         "Security Agreement" means the Security Agreement - Accounts Receivable and Inventory, dated September 29, 1997 by Zevex, Inc. for the benefit of Bank; the Security Agreement - Accounts Receivable and Inventory, dated May 30, 1999 by JTech Medical Industries, Inc. for the benefit of Bank; and the Security Agreement - Accounts Receivable and Inventory, dated May 30, 1999 by Aborn Electronics, Inc. for the benefit of Bank

         "Subsidiary" means, as to the Borrower, other corporation of which shares of stock having ordinary voting power (other than stock having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation are at the time owned, or the management of which is otherwise controlled, directly or indirectly through one or more intermediaries, or both by the Borrower.

1.2 Accounting Terms. For purposes of this Agreement, all accounting terms not otherwise defined herein or in the Recitals shall have the meanings assigned to them in conformity with generally accepted accounting practices and principles ("GAAP"), consistently applied.

ARTICLE 2
                                  CREDIT LIMIT

         Notwithstanding the Line of Credit Limit, Bank shall not be required to Advance to Borrower at any one time under the provisions of this Agreement an amount in excess of the Line of Credit Limit or the Borrowing Base, whichever is less. The Borrowing Base shall be equal to the sum of (i) 80% of Eligible Accounts Receivable; plus (ii) 40% of Eligible Inventory, which amount shall not exceed $2,400,000.00.

ARTICLE 3
                             TERMS OF LINE OF CREDIT

         3.1.     Procedure for Advances.
                  -----------------------

                  (a) Bank agrees to lend to Borrower from the date hereof amounts which do not exceed the Line of Credit Limit or the Borrowing Base, whichever is less. Borrower agrees to repay all amounts borrowed and advanced in accordance with the terms described herein. The Line of Credit Limit is the maximum amount Bank may be required to advance to Borrower under this Agreement.

                  (b) It is understood that the amount available to Borrower will vary in accordance with Advances to Borrower and payments by Borrower.

                  (c) All funds available to Borrower under this Line of Credit will be advanced on the oral or written request of Borrower, except as provided pursuant to the sweep provisions described in this Agreement, except where, prior to such request, in accordance with the provisions of this Agreement, Bank has suspended its commitment to make Advances upon the occurrence of any Event(s) of Default, or this Agreement has been terminated.

                  (d) Borrower, above the signatures to this Agreement, shall designate its demand deposit operating accounts ("Deposit Accounts") maintained at Bank and the minimum balance to be maintained in each. The Borrower will designate which Deposit Accounts or Consolidation Account will be used for depositing Advances under this Line of Credit.

                  (e) Borrower authorizes Bank during each Business Day to transfer Borrower's funds among and between the designated Deposit Accounts, a Consolidation Account established by Bank ,if applicable, the investment management account (established by separate agreement) and this Line of Credit, without any further written or oral authorization from Borrower, in accordance with the following procedures:

                  (f) Each regular banking day, Bank will withdraw all collected funds (as defined by Bank's existing funds availability policy) in the Deposit Accounts and deposit the same in the Consolidation Account (if used), or in the Deposit Account used for disbursement purposes if no Consolidation Account is designated. All funds so consolidated shall be applied in the following priority:


                           (i) First: Bank shall pay all checks and charges
                  drawn or incurred on Borrower's designated Deposit Accounts, including checks drawn for the purpose of accessing funds available under this Line of Credit and further including wire transfers, automated clearing house transfers, cash advances and charges pre-authorized by Borrower.

                           (ii) Second: Bank shall deposit into each Deposit
                  Account the minimum balance described above the signatures to this Agreement.

                           (iii) Third:  Any excess funds shall be applied to
                  the  outstanding  principal  due on this Line of Credit.

                           (iv) Fourth: Any remaining funds shall be transferred
                  to Borrower's investment management account to be invested in accordance with the terms of the investment management account. All interest earned on the investment management account shall inure to the benefit of the Borrower.

                  (g) If sufficient collected funds are not available in the Consolidation Account or Deposit Accounts to provide for the requirements of the first and second priorities described above, then funds sufficient to pay the checks and charges and any overdrafts and to maintain the minimum balances required, if any, shall be advanced first from the available balance in Borrower's investment management account and second from the Line of Credit. If sufficient collected funds are still not available, Bank shall not be required to satisfy the first and second priorities described above.

                  (h) Every transaction contemplated herein is complete and binding upon all parties hereto at such time as the Bank records the transaction on its records.

                  (i) The parties authorized to act for Borrower under this Agreement shall be those parties specifically described herein as Authorized Agents or as may be authorized to transact business or issue checks or other pre-authorized charges on the Borrower's Deposit Accounts or the investment management account.

                  (j) All principal payments on this Line of Credit shall be made at Borrower's discretion through appropriate deposits to one or more of the Deposit Accounts.

                  (k) Bank, in its sole discretion, may make the transfers described herein based upon the deposit of uncollected funds and any such transfers or disbursements shall be reversed at the time of the receipt of any returned item.

                  (l) Bank will maintain a written or computerized ledger which will reflect all Advances, charges and payments made on the Line of Credit.

                  (m) All of Borrower's transactions on the Line of Credit (except as provided pursuant to the sweep provisions described in this Agreement) shall be executed solely through an Authorized Agent. These are the only persons authorized to execute transactions for Borrower under this Agreement and Borrower shall cause these Authorized Agents to provide a specimen of their signatures. Borrower shall revoke the authority of its Authorized Agents or appoints other Authorized Agents only upon written notice to Bank given in accordance with this Agreement.

                  (n) All Advances made to Borrower under this Line of Credit shall be deposited immediately; but in no event later than the next regular banking day, into the deposit account designated by Borrower above the signatures to this Agreement.

                  (o) Notwithstanding any provision of this Agreement to the contrary, Bank may fund and maintain its funding of all or any part of any Advance in any manner Bank determines.

         3.2 Loan Interest Rate. Borrower shall pay to Bank interest on the outstanding principal balance of all Advances obtained under the Line of Credit. The interest rate shall be the Loan Interest Rate. The Loan Interest Rate may change from time to time and the interest payable on the outstanding principal balance will fluctuate with changes in the Loan Interest Rate. Interest shall be computed daily on the basis of a 360 day year and charged on the number of actual days Advances are outstanding.

         3.3 Interest Payments. Bank will bill Borrower each month for interest due for the preceding month on total outstanding Advances from the Line of Credit. Interest will be due in arrears and the interest due must be paid to Bank on the due date shown on each billing statement. If payment is not received within ten (10) Business Days after the due date shown on the billing statement, Borrower authorizes Bank to charge the Line of Credit for the amount of the interest due for the preceding month so long as such charge does not cause the outstanding principal balance to exceed the Line of Credit Limit or the Borrowing Base, whichever is less. Bank, in failing to render an interest statement, does not waive its right to receive or collect interest payments.

         3.4 Principal Payments. Until Bank declares a termination of the Line of Credit following the occurrence and during the continuance of an Event of Default, or otherwise notifies Borrower in writing, Borrower may make payments on the principal balance of Advances outstanding on the Line of Credit in amounts and at such times as Borrower, in its sole discretion, determines. There shall be no pre-payment penalty.

         3.5 Compliance with Borrowing Base. If at any time during the term of this Agreement, the Borrower obtains knowledge that the total principal amount of all Advances outstanding exceeds the Line of Credit Limit or the Borrowing Base whichever is less, the Borrower shall immediately reduce the principal amount of the Advances outstanding at that time by an amount equal to such excess.

         3.6 Renewal Fee. At the time of closing this Agreement, Borrower shall pay to Bank a renewal fee of $16,041.67. All other fees and costs of documenting this Agreement, including attorney's fees, will be paid for by Borrower at the time of closing.

         3.7 Other Fees. Borrower shall pay to Bank a reasonable fee, including outside attorneys' fees, to amend the Loan Agreement or any of the Loan Documents. A reasonable fee may also be charged for Bank's review of any request by the Borrower to modify or waive any restrictive covenants. A fee charged to modify or waive a restrictive covenant does not imply that Bank consented to the modification or waiver, but is only to reimburse Bank for its time and effort in reviewing the request by Borrower. Bank shall issue a statement for these fees. If the fees are not paid by the 15th day of the following month, Borrower directs Bank to add the amount to the principal balance of the Loan. Failing to render a statement does not waive the right to receive or collect these fees.


ARTICLE 4
                                   COLLATERAL

4.1 The Collateral for all Advances made to Borrower under the Line of Credit and all accrued interest, costs and fees shall be all of the Borrower's Inventory and all rights to payment of money including but not limited to Accounts, contract rights, chattel paper, instruments, general intangibles and choses in action now owned or hereafter acquired and as further described in a Security Agreement or other lien instrument executed at any time prior to or in connection with this Agreement. In enforcing the terms of any Security Agreement, following Borrower's default, Bank shall not be required to liquidate the Collateral in any particular order. The Collateral is provided in consideration of the availability of funds under this Agreement, and no security interest shall be released or be deemed released until this Agreement has been terminated and all amounts Advanced have been paid in full. No junior Lien on any of Bank's Collateral shall affect the priority of any Advance made to Borrower under this Agreement.

4.2 Borrower agrees than any and all Collateral given to secure Borrower's obligations and Indebtedness under this Agreement shall also secure any and all liabilities and obligations of Borrower to Bank existing now or in the future, and the obligations of Zevex, Inc. (a) due under that certain Reimbursement Agreement in the initial amount of $2,024,658.000 dated on or about October 1, 1996 and (b) due under that certain Promissory Note in the initial amount of $1,000,000.00 dated on or about April 19, 2001, whether for the payment of money or otherwise, whether absolute or contingent, whether as principal, endorser, guarantor or otherwise, whether originally due to Bank or to a third Person and assigned endorsed to Bank and whether several, joint or joint and several, all as they may be amended, modified, extended, renewed, restated, or supplemented from time to time.

ARTICLE 5
                                   TERMINATION

         5.1 Termination by Borrower. Borrower may terminate this Agreement at any time by furnishing Bank with a written notice that this Agreement is terminated and coincidentally therewith paying all Advances, including interest, fees and charges, outstanding under the Line of Credit.

         5.2 Termination by Bank. In the event of Borrower's Default, and following notice and failure by Borrower to cure as required herein, Bank may terminate its obligation to make further Advances under this Agreement. Borrower's default is not waived by any action of Bank other than by a written waiver of Default.

ARTICLE 6
                                    MATURITY

         Notwithstanding any provision herein to the contrary, all outstanding Advances together with accrued and unpaid interest, fees and charges shall mature and be due and payable in full on the Maturity Date.

ARTICLE 7
                                     PLEDGE

         Borrower does hereby pledge to Bank and grant to Bank a security interest, perfected by possession, on all of Borrower's accounts, credits, assets or things of value that from time to time are in the possession and/or control of Bank. In the event of Default, as defined herein, and Borrower's failure to cure the Default, Bank may exercise its rights under the pledge and apply the pledged property to the outstanding balance of Advances due to Bank.

ARTICLE 8
                         REPRESENTATIONS AND WARRANTIES

         The Borrower represents and warrants to the Bank that:

         8.1 Incorporation, Good Standing and Due Qualification. The Borrower and each of its Subsidiaries is a corporation duly incorporated, validly existing, and in good standing under the laws of the jurisdiction of its incorporation; has the corporate power and authority to own its assets and to transact the business in which it is now engaged or proposed to be engaged in; and is duly qualified as a foreign corporation and in good standing under the laws of each other jurisdiction in which such qualification is required.

         8.2 Corporate Power and Authority. The execution, delivery, and performance by the Borrower of this Agreement have been duly authorized by all necessary action and do not and will not (a) require any consent or approval of the stockholders of Borrower; (b) contravene Borrower's charter or bylaws; (c) violate any provision of any law, rule, regulation (including, without limitation, Regulations U and X of the Board of Governors of the Federal Reserve System), order, writ, judgment, injunction, decree, determination, or award presently in effect having applicability to Borrower; (d) result in a breach of or constitute a default under any indenture or loan or credit agreement or any other agreement, lease, or instrument to which Borrower is a party or by which it or its properties may be bound or affected; (e) result in, or require, the creation or imposition of any Lien, upon or with respect to any of the properties now owned or hereafter acquired by Borrower; and, (f) cause Borrower to be in default under any such law, rule, regulation, order, writ, judgment, injunction, decree, determination, or award or any such indenture, agreement, lease, or instrument.

         8.3 Legally Enforceable Agreement. This Agreement is, and each of the other Loan Documents when delivered under this Agreement will be, legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their respective terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency, and other similar laws affecting creditors' rights generally.

         8.4 Financial Statements. The balance sheet of the Borrower and its Subsidiaries as of December 31, 2000, and the related statements of income and retained earnings of the Borrower and its Subsidiaries for the fiscal year then ended, copies of which have been furnished to the Bank, are complete and correct and fairly present the financial condition of the Borrower and its Subsidiaries as at such dates and the results of the operations of the Borrower and its Subsidiaries for the periods covered by such statements, all in accordance with GAAP consistently applied (subject to year-end adjustments in the case of the interim financial statements), and since March 31, 2001, there has been no material adverse change in the condition (financial or otherwise), business, or operations of the Borrower or any Subsidiary. Except as stated above, there are no liabilities of the Borrower or any Subsidiary, fixed or contingent, which are material but are not reflected in the financial statements or in the notes thereto, other than liabilities arising in the ordinary course of business. No information, exhibit, or report furnished by the Borrower to the Bank in connection with the negotiation of this Agreement contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statement contained therein not materially misleading.

         8.5 Other Agreements. Neither the Borrower, nor any Subsidiary, is a party to any indenture, loan, or credit agreement, or to any lease or other agreement or instrument, or subject to any charter or corporate restriction which could have a material adverse effect on the business, properties, assets, operations or conditions, financial or otherwise, of the Borrower or any Subsidiary, or the ability of the Borrower to carry out its obligations under this Agreement. Neither the Borrower nor any Subsidiary is in default in any respect in the performance, observance, or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument material to its business to which it is a party.

         8.6 Litigation. There is no pending or threatened action or proceeding against or affecting the Borrower or any of its Subsidiaries before any court, governmental agency, or arbitrator, which may, in any one case or in the aggregate, materially adversely affect the financial condition, operations, properties, or business of the Borrower to perform its obligation under this Agreement.

         8.7 No Defaults on Outstanding Judgments or Orders. The Borrower and its Subsidiaries have satisfied all judgments, and neither the Borrower nor any Subsidiary is in default with respect to any judgment, writ, injunction, decree, rule, or regulation of any court, arbitrator, or federal, state, municipal, or other governmental authority, commission, board, bureau, agency, or instrumentality, domestic or foreign.

         8.8 Ownership and Liens. The Borrower and each Subsidiary have title to, or valid leasehold interests in, all of their properties and assets, real and personal, including the properties and assets and leasehold interest reflected in the financial statements referred to herein (other than any properties or assets disposed of in the ordinary course of business), and none of the properties and assets owned by the Borrower or any Subsidiary and none of their leasehold interests is subject to any Lien, except such as may be permitted pursuant to this Agreement.

         8.9 Operation of Business. The Borrower and its Subsidiaries possess all licenses, permits, franchises, patents, copyrights, trademarks, and trade names, or rights thereto, to conduct their respective businesses substantially as now conducted and as presently proposed to be conducted, and the Borrower and its Subsidiaries are not in violation of any valid rights of others with respect to any of the foregoing.

         8.10 Taxes. The Borrower and each of its Subsidiaries have filed all tax returns (federal, state and local) required to be filed and have paid all taxes, assessments, and governmental charges and levies thereon to be due, including interest and penalties.

ARTICLE 9
                              AFFIRMATIVE COVENANTS

         9.1 Consideration. As an inducement to Bank to execute this Agreement and to disburse the Loan Amount, Borrower hereby covenants as set forth in this
Article 9, which covenants shall remain in effect so long as the Note shall remain unpaid.

         9.2 Compliance with Laws. Borrower will comply and will cause Guarantor to comply and, to the extent Borrower is able, will require others to comply with all laws and requirements of all Governmental Authorities having jurisdiction over the Collateral, and will furnish Bank with reports of any official searches for violation of any requirements established by such Governmental Authorities.

9.3 Bank Inspections. At any reasonable time and from time to time, permit the Bank or any agent or representative thereof to examine and make copies of and abstracts from the records and books of account of, and visit the properties of, the Borrower and any Subsidiary, and to discuss the affairs, finances, and accounts of the Borrower and any Subsidiary with any of their respective officers and directors and the Borrower's independent accountants.

9.4 Ownership of Collateral. Borrower will be the sole owner of all Collateral, whether acquired before or after the Closing Date, free from any adverse lien, security interest, or adverse claim of any kind whatsoever, except for security interests and liens in favor of the interest of a lessor pursuant to a lease of personal property approved by Bank and the liens and security interests approved by Bank pursuant to the Loan Documents.

9.5      Information and Statements.
         --------------------------

(a)      Borrower.  Borrower shall provide the following to Bank:
         --------

(i) Quarterly Financial Statements. Within sixty (60) days after the end of each Quarterly Compliance Date (except for December
                  31), a copy of the current Borrower-prepared consolidated financial statements of Borrower, Guarantor and their consolidated affiliates, which shall consist of a balance sheet and income statement as of the end of the relevant period.

(ii) Annual Financial Statements. Within one-hundred twenty (120) days after the end of each calendar year, a copy of the current audited consolidated financial statements of Borrower, Guarantor and their consolidated affiliates, together with an unqualified opinion from a nationally recognized accounting firm acceptable to Bank in its discretion, which shall consist of a balance sheet and income statement as of the end of the relevant fiscal period.

(iii) Borrowing Base Certificate. Within twenty (20) days after the end of each calendar month, a Borrowing Base Certificate as of the end of such month, substantially in the form of Exhibit A hereto, and in form and content acceptable to Bank, together with a summary aging of Accounts and a listing of Inventory, both in form and content acceptable to Bank.

(iv) Other Information. Borrower shall also furnish to Bank such information concerning Borrower and the assets, business, financial condition, operations, property, prospects, and results of operations of Borrower as Bank reasonably requests from time to time.

(b) Covenant Compliance Information. Notwithstanding anything in this Agreement to the contrary, Borrower will be required to timely deliver such financial information as may be necessary to promptly and accurately calculate any financial ratio or covenant required under this Agreement even if such information is not specifically enumerated herein. Any review of any Borrower-prepared or Guarantor-prepared financial statements used to test any financial ratio or covenant will not waive Bank's rights to require further review or audit of such information or any rights if such further review or audit indicates financial information contrary to Borrower-prepared or Guarantor-prepared financial statements.

9.6 Trade Names. Borrower shall immediately notify Bank in writing of any change in the legal, trade, or fictitious business names used by Borrower or Guarantor and shall, upon Bank's request, execute or cause to be executed any additional financing statements and other certificates necessary to reflect the change in legal, trade, or fictitious business names.

9.7 Further Assurances. Borrower shall execute and deliver or shall cause Guarantor to execute and deliver from time to time, promptly after any request therefor by Bank, any and all documents, instruments, and agreements, and shall take such other action as may be necessary or desirable in the opinion of Bank, to maintain, perfect or insure Bank's security provided for herein and in the other Loan Documents, including, without limitation, the execution of UCC-1 renewal statements, the execution of such amendments to other Loan Documents, and Borrower shall pay all fees and expenses (including reasonable attorneys' fees) related thereto.

9.8 Notice of Litigation. Borrower will give, or cause to be given, prompt written notice to Bank of (a) any action or proceeding which is instituted by or against Borrower or Guarantor in any Federal or state court, or before any commission or other regulatory body, Federal, state or local, foreign or domestic, or any such proceedings which are threatened against it which, if adversely determined, could have a material and adverse effect upon Borrower's or Guarantor's business, operations, properties, assets, management, ownership, or condition (financial or otherwise), (b) any other action, event, or condition of any nature which may have a material and adverse effect upon Borrower's or Guarantor's business, operations, management, assets, properties, ownership, or condition (financial or otherwise), or which, with notice or lapse of time or both, would constitute an Event of Default or a default under any other contract, instrument, or agreement to which it is a party, or to which it or any of its properties or assets may be bound or subject, and (c) any actions, proceedings, or notices adversely affecting the Collateral, or Bank's interest therein.

9.9 Insurance Requirements. Borrower, at its expense, shall obtain and deliver to Bank policies of insurance providing the following:

(a) Policies of insurance evidencing bodily injury, death or property damage liability coverages in amounts not less than $1,000,000 (combined single limit), and an excess/umbrella liability coverage in an amount not less than $5,000,000 shall be in effect with respect to Borrower. Such policies must be written on an occurrence basis so as to provide blanket contractual liability, broad form property damage coverage, and coverage for products and completed operations.

                  (b) If applicable, evidence or worker's compensation insurance coverage satisfactory to Bank.

                  (c) Such other insurance as Bank may reasonably require, which may include, without limitation, errors and omissions insurance with respect to the contractors, architects and engineers, earthquake insurance, rent abatement and/or business loss.

All insurance policies shall (i) be issued by an insurance company having a rating of "A" VII or better by A.M. Best Co., in Best's Rating Guide, (ii) name Bank as additional insured on all liability insurance and as mortgagee and loss payee on all casualty insurance, (iii) provide that Bank is to receive thirty
(30) days written notice prior to non-renewal or cancellation, (iv) be evidence by a certificate of insurance to be held by Bank, and (v) be in form and amounts acceptable to Bank.

9.10 Maintenance of Existence and Business. Borrower shall preserve and maintain, and shall cause Guarantor and each Subsidiary to preserve maintain (a) its corporate existence and good standing in the jurisdiction of its incorporation, and qualify, and remain qualified, as a foreign corporation in each jurisdiction in which such qualification is required, and (b) all rights and franchises material to their respective businesses.

9.11 Maintenance of Records. Borrower shall keep, and cause Guarantor and each Subsidiary to keep, adequate records and books of account, in which complete entries will be made in accordance with GAAP consistently applied, reflecting all financial transactions of the Borrower, Guarantor and each Subsidiary.

9.12 Maintenance of Properties. Borrower shall maintain, keep and preserve, and cause Guarantor and each Subsidiary to maintain, keep, and preserve, all of its properties (tangible and intangible) necessary or useful in the proper conduct of its business in good working order and condition, ordinary wear and tear accepted.

9.13 Notice of Default and Events of Default. Borrower shall notify Bank in writing, as soon as possible, and in any event, within fifteen (15) days after the occurrence of any Default or Event of Default, including the details of such Default or Event of Default and the action which is proposed to be taken by the Borrower with respect thereto.

9.14 Banking Relationship. Borrower shall maintain its primary operating account(s) with Bank.

ARTICLE 10
                               NEGATIVE COVENANTS

10.1 Amendments to Operating Documents. Borrower shall not allow any amendments to be made in the terms of the Borrower's operating documents, or to the Guarantor's operating documents, without Bank's prior written consent, which consent will not be unreasonably withheld or delayed.

10.2 Purchase of Ineligible Securities. Borrower represents and warrants that no portion of any Advance or Loan made hereunder shall be used directly or indirectly to purchase ineligible securities, as defined by applicable regulations of the Federal Reserve Board, underwritten by any affiliate of Banc One Corporation during the underwriting period and for thirty (30) days thereafter.

10.3 No Liens. Borrower shall not, create, incur, assume, or suffer to exist, or permit any Subsidiary to create, incur, assume, or suffer to exist any Lien upon or with respect to any of its properties, now owned or hereafter acquired, except:

                  (a)      Liens in favor of the Bank;

                  (b) Liens for taxes and assessments or other governmental charges or levies if not yet due and payable or, if due and payable, if they are being contested in good faith by appropriate proceedings and for which appropriate reserves are maintained;

                  (c) Liens imposed by law, such as mechanics', materialmen's, landlord's, warehousemen's, and carriers' Liens, and other similar Liens, securing obligations incurred in the ordinary course of business which are not past due for more than ninety (90) days or which are being contested in good faith in appropriate proceedings and for which appropriate reserves have been established;

                  (d) Liens under workers' compensation, unemployment insurance, Social Security, or similar legislation;

                  (e) Liens, deposits, or pledges to secure the performance of bids, tenders, contracts (other than contracts for the payment of money), leases (permitted under the terms of this Agreement), public or statutory obligations, surety, stay, appeal, indemnity, performance, or other similar bonds, or other similar obligations arising in the ordinary course of business;

                  (f)      Liens existing as of the date of this Agreement.

                  (g) Judgment and other similar Liens arising in connection with Court proceedings, provided the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings;

                  (h) Easements, rights-of-way, restrictions, and other similar encumbrances which, in the aggregate, do not materially interfere with the occupation, use, and enjoyment by the Borrower or any Subsidiary of the property or assets encumbered thereby in the normal course of its business or materially impair the value of the property subject thereto; and

                  (i) Liens securing obligations of a Subsidiary to the Borrower or another Subsidiary.

10.4 Negative Pledge. Borrower shall not grant, create, incur, suffer or permit any Lien upon the stock in Cardiac Science, Inc. and Paradigm Medical Industries which is owned by Borrower.

10.5 No Transfer of Assets. Borrower shall not sell, convey, transfer, assign, dispose of or further encumber any of its properties or assets, or any right, title or interest therein, or any part thereof, or enter into a lease covering all or any portion thereof or an undivided interest therein, either voluntarily, involuntarily, or otherwise, without the prior written consent of Bank being first had and obtained, which consent may be withheld or conditioned in the sole and absolute discretion of Bank.

10.6 Change in Management. Borrower shall not cause, make or permit any change in the management of Borrower.


10.7 Change of Ownership. Without the prior written consent of Bank, Borrower shall not, and Borrower shall not permit any director, officer or shareholder of Borrower to cause, permit, or suffer any change, direct or indirect, in the capital ownership or the composition of the current shareholders of Borrower. Borrower shall not reorganize itself or consolidate with or merge into any other corporation or permit any other corporation to be merged into Borrower.

10.8 Maintain Basic Business. Borrower shall not engage in any business activities substantially different than those in which Borrower is presently engaged.

10.9 Continuity of Operations. Borrower shall not cease operations, liquidate, dissolve or consolidate with or into any other entity. Furthermore, without prior written consent of Bank, Borrower shall not merge with any other entity.

10.10 Loans, Investments, Guaranties, Subordinations. Other than in the ordinary course of business, Borrower shall not directly or indirectly (i) make any loan or advance to any other Person, (ii) purchase or otherwise acquire any capital stock or other securities of any other Person, any limited liability company interest or partnership interest in any other Person, or any warrants or other options or rights to acquire any capital stock or securities of any other Person or any limited liability company interest or partnership interest in any other Person, (iii) make any capital contribution to any other Person, (iv) otherwise invest in or acquire any interest in any other Person, (v) guaranty or otherwise become obligated in respect of any indebtedness of any other Person, or (vi) except for rights and obligations arising under the Purchase Agreements, subordinate any claim against or obligation of any other Person to Borrower to any other indebtedness of such Person.

10.11 Dividends and Other Distributions. Borrower will not directly or indirectly declare or pay any dividend or other distribution to its shareholders or others on or on account of any stock or other securities of Borrower, except a dividend payable to the shareholders of Borrower in the minimum amount necessary to satisfy such shareholder's actual federal, state and local income tax liability with respect to the operations and income of Borrower.

10.12 Transactions with Affiliates. Borrower shall not enter into, carry on or otherwise be engaged in any transactions, business relationships or other similar arrangements with any Affiliate of Borrower.

10.13 Maximum Lease Payments under Operating Leases. Borrower shall not, from and after the date hereof, enter into new operating leases (as defined under GAAP) requiring, or make any actual payments under such new operating leases, in excess of Twenty-Five Thousand and No/100 Dollars ($25,000.00), in the aggregate. Notwithstanding the foregoing, Borrower and Bank agree that such limitation on operating leases shall not apply with respect to any current operating leases of Borrower in existence as of the date hereof or with respect to operating leases with Bank or any affiliate of Bank, including, without limitation, Banc One Leasing Corp.

10.14 Indebtedness. Borrower will not assume, create, incur, or permit to exist any Indebtedness in excess of One Hundred Thousand and No/100 Dollars ($100,000.00) in the aggregate, except existing indebtedness disclosed on financial statements delivered to Bank prior to the date of this Agreement (subject to the foregoing limitation on the maximum amount of such indebtedness) and the obligations to Bank hereunder.

10.15    Financial Covenants.
         -------------------

(a) Working Capital. Borrower shall, at all times, maintain on a consolidated basis current assets in excess of current liabilities by at least SIX MILLION TWO HUNDRED THOUSAND AND NO/100 Dollars ($6,200,000.00) (determined in accordance with GAAP). Bank shall test Borrower's compliance with such covenant quarterly, based on the financial statements provided to Bank as of each Quarterly Compliance Date.

(b) Debt Service Coverage Ratio. Borrower shall at all times maintain a Debt Service Coverage Ratio of at least 1.40 to 1.00 or greater. Bank shall test Borrower's compliance with such covenant quarterly (on a rolling past four calendar quarter basis), based on the financial statements provided to Bank as of each Quarterly Compliance Date.

(c) Maximum Leverage Ratio. Borrower shall at all times maintain a Leverage Ratio of not greater than 1.80 to 1.00. Bank shall test Borrower's compliance with such covenant quarterly, based on the financial statements provided to Bank as of each Quarterly Compliance Date.

(d) Funded Debt to EBITDA Ratio. Borrower shall, at all times, maintain a Funded Debt to EBITDA Ratio of not greater than 3.75 to 1.00 (as determined in accordance with GAAP). Bank shall test Borrower's compliance with such covenant quarterly(on a rolling past four calendar quarter basis), based on the financial statements provided to Bank as of each Quarterly Compliance Date.

ARTICLE 11
                         EVENTS OF DEFAULT AND REMEDIES

11.1 Events of Default. The occurrence of any one or more of the following shall constitute an Event of Default under this
         Agreement:

(a) Failure by Borrower of Guarantor to pay any monetary amount within ten (10) days of the date when due under any Loan Document.

(b) Except as otherwise provided in this Section 11.1, any failure by Borrower or Guarantor to perform any obligation not involving the payment of money, or to comply with any other term or condition applicable to Borrower or Guarantor under any Loan Document and the expiration of thirty (30) days after written notice of such failure by Bank to Borrower or Guarantor, unless cured within such 30-day period.

(c) Any representation or warranty by Borrower or Guarantor in any Loan Document is materially false, incorrect, or misleading as of the date made.

(d) The occurrence of any event (including, without limitation, a change in the financial condition, business, or operations of Borrower or Guarantor for any reason whatsoever) that materially and adversely affects the ability of Borrower or Guarantor to perform any of its obligations under the Loan Documents.

(e) Borrower or Guarantor (i) is unable or admits in writing Borrower's or Guarantor's inability to pay Borrower's or Guarantor's monetary obligations as they become due, (ii) fails to pay when due any monetary obligation, whether such obligation be direct or contingent, to any person in excess of Ten Thousand
         Dollars ($10,000), unless such obligation is being contested in good faith by Borrower or Guarantor, as determined by Bank in its reasonable discretion (iii) makes a general assignment for the benefit of creditors, or (iv) applies for, consents to, or acquiesces in, the appointment of a trustee, receiver, or other custodian for Borrower or Guarantor or the property of Borrower or Guarantor or any part thereof, or in the absence of such application, consent, or acquiescence, a trustee, receiver, or other custodian is appointed for Borrower or Guarantor or the property of Borrower or Guarantor or any part thereof, and such appointment is not discharged within sixty (60) days.

(f) Commencement of any case under the Bankruptcy Code, Title 11 of the United State Code, or commencement of any other bankruptcy arrangement, reorganization, receivership, custodianship, or similar proceeding under any federal, state, or foreign law by or against Borrower or Guarantor and with respect to any such case or proceeding that is involuntary, and such case or proceeding is not dismissed with prejudice within sixty (60) days of the filing thereof.

(g) Any litigation or proceeding is commenced before any Governmental Authority against or affecting Borrower, Guarantor or the property of Borrower or Guarantor or any part thereof, and such litigation or proceeding is not defended diligently and in good faith by Borrower or Guarantor.

(h) A final judgment or decree for monetary damages or a monetary fine or penalty (not subject to appeal or as to which the time for appeal has expired) is entered against Borrower or Guarantor by any Government Authority, which together with the aggregate amount of all other such judgments or decrees against Borrower or Guarantor that remain unpaid or that have not been discharged or stayed, exceeds Five Thousand Dollars ($5,000), and such judgment or decree is not paid and discharged or stayed or appealed within thirty (30) days after the entry thereof.

(i) Commencement of any action or proceeding which seeks as one of its remedies the dissolution of Guarantor.

(j) All or any part of the property of Borrower or Guarantor is attached, levied upon, or otherwise seized by legal process, and such attachment, levy, or seizure is not quashed, stayed, or released within twenty (20) days of the date thereof.

(k) The occurrence of any Transfer, unless prior to such Transfer the holder of the Note has delivered to Borrower the written consent of such holder to such Transfer.

(l) Guarantor shall take any action to repudiate Guarantor's Guaranty, or the Guaranty shall otherwise cease to be in full force and effect.

(m) The occurrence of any Event of Default, as such term is defined in any other Loan Document.

(n) The occurrence of any Event of Default under any other loan from Bank or affiliate of Bank to Borrower or Guarantor.

11.2     Remedies.

(a) Notwithstanding any provision to the contrary herein or any of the other Loan Documents, upon the happening of any Event of Default under this Agreement, or upon an Event of Default under any of the other Loan Documents, Bank shall, at its option, have the remedies provided in the Loan Document breached by Borrower, including, without limitation, the option to declare all outstanding indebtedness to be immediately due and payable without presentment, demand, protest or notice of any kind, and the following remedies:
         Bank may, at its option, apply any of Borrower's funds in its possession to the outstanding indebtedness under the Note whether or not such indebtedness is then due; Bank may exercise all rights and remedies available to it under any or all of the Loan Documents; and Bank shall have the right to perform Borrower's obligations under this Agreement.

(b) Borrower hereby constitutes and appoints Bank, or an independent contractor selected by Bank, as its true and lawful attorney-in-fact with full power of substitution for the purposes of performance of Borrower's obligations under this Agreement in the name of Borrower. It is understood and agreed that the foregoing power of attorney shall be deemed to be a power coupled with an interest which cannot be revoked until repayment of the Loan.

(c) In addition to any other rights and remedies of Bank, if an Event of Default exists and is continuing, Bank is authorized at any time and from time to time during the continuance of the Event of Default, without prior notice to Borrower (any such notice being waived by Borrower to the fullest extent permitted by law) to setoff and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by Bank to or for the credit or the account of Borrower against any and all obligations of Borrower under the Loan Documents, now or hereafter existing, irrespective of whether or not Bank shall have made demand under this Loan Agreement or any other Loan Document and although such amounts owed may be contingent or unmatured. If Bank exercises such setoff right, Bank exercising such right agrees promptly to notify Borrower after any such setoff and application made by Bank; provided, however, that the failure to give such notice shall not affect the validity of such setoff and application.

ARTICLE 12
                                  MISCELLANEOUS

12.1 Assignment. Borrower shall not assign any of its rights under this Agreement.


12.2 Notices. All notices, requests, demands and consents to be made hereunder to the parties hereto shall be in writing and shall be delivered by hand or sent by registered mail or certified mail, postage prepaid, return receipt requested (except for any notice address which is a post office box, in which case notice may be given by first class mail), through the United States Postal Service to the addresses shown below, or such other address which the parties may provide to one another in accordance herewith. Such notices, requests, demands and consents, if sent by mail, shall be deemed given two (2) Business Days after deposit in the United States mail, and if delivered by hand, shall be deemed given when delivered.

         To Bank:          Bank One, Utah, National Association
                                    80 West Broadway, Suite 200
                                    Salt Lake City, Utah 84101
                                    Attention: Tony C. Nielsen

         With a copy to:            Snell & Wilmer L.L.P.
                                    15 West South Temple, Suite 1200
                                    Gateway Tower West
                                    Salt Lake City, Utah 84101
                                    Attn: Brian D. Cunningham, Esq.

         To Borrower:               Zevex, Inc.
                                    4314 Zevex Park Lane
                                    Salt Lake City, Utah 84123
                                    Attn: Phillip L. McStotts

12.3 Authority to File Notices. Borrower irrevocably appoints Bank as its attorney-in-fact, with full power of substitution, to file for record, at Borrower's cost and expense and in Borrower's name, any notices of completion, notices of cessation of labor, or any other notices that Bank considers necessary or desirable to protect its security.

12.4 Inconsistencies with the Loan Documents. In the event of any inconsistencies between the terms of this Agreement and any terms of any of the Loan Documents, the terms of this Agreement shall govern and prevail.

12.5 No Waiver. No disbursement of Loan proceeds shall constitute a waiver of any conditions to Bank's obligation to make further disbursements nor, in the event Borrower is unable to satisfy any such conditions, shall any such waiver have the effect of precluding Bank from thereafter declaring such inability to constitute a default or Event of Default under this Agreement.

12.6 Bank Approval of Instruments and Parties. All proceedings taken in accordance with transactions provided for herein, and all surveys, appraisals, and documents required or contemplated by this Agreement and the persons responsible for the execution and preparation thereof shall be satisfactory to and subject to approval by Bank. Bank's counsel shall be provided with copies of all documents which they may reasonably request in connection with the Agreement.

12.7 Bank Determination of Facts. Bank shall at all times be free to establish independently, to its satisfaction, the existence or nonexistence of any fact or facts, the existence or nonexistence of which is a condition of this Agreement.

12.8 Incorporation of Preamble, Recitals and Exhibits. The preamble, recitals, and exhibits hereto are hereby incorporated into


12.9 Payment of Expenses. Borrower shall pay all taxes and assessments and all expenses, charges, costs, and fees provided for in this Agreement or relating to the Loan or the Premises, including, without limitation, any fees incurred for recording or filing any of the Loan Documents, title insurance premiums and charges, tax service contract fees, fees of any consultants, reasonable fees and expenses of Bank's counsel, documentation and processing fees, printing, photostating and duplicating expenses, air freight charges, escrow fees, costs of surveys, costs of inspections of the Premises, premiums of hazard insurance policies and surety bonds, and fees for any appraisal and appraisal review, market or feasibility study required by Bank. Borrower hereby authorizes Bank to disburse the proceeds of the Loan to pay such expenses, charges, costs, and fees notwithstanding that Borrower may not have requested a disbursement of such amount. Bank may make such disbursements notwithstanding the fact that the Loan is not "in balance" or that Borrower is in default under the terms of this Agreement or any other Loan Document. Such disbursement shall be added to the outstanding principal balance of the Note. The authorization hereby granted shall be irrevocable, and no further direction or authorization from Borrower shall be necessary for Bank to make such disbursements. However, the provision of this Section 12.9 shall not prevent Borrower from paying such expense, charges, costs, and fees from its own funds. All such expenses, charges, costs, and fees shall be Borrower's obligation regardless of whether or not Borrower has requested and met the conditions for an Advance. The obligations on the part of Borrower under this Section 12.9 shall survive the closing of the Loan and the repayment thereof. Borrower hereby authorizes Bank, in its discretion, to pay such expenses, charges, costs, and fees at any time by a disbursement of the Loan.

12.10 Disclaimer by Bank. Bank shall not be liable to any contractor, subcontractor, supplier, laborer, architect, engineer, or any other party for services performed or materials supplied in connection with the Premises. Bank shall not be liable for any debts or claims accruing in favor of any such parties against Borrower or others or against the Premises or the Collateral. Borrower is not and shall not be an agent of Bank for any purpose. Bank is not a joint venture partner with Borrower, the Guarantor or with the directors, officers or shareholders of Borrower or Guarantor in any manner whatsoever. Prior to default by Borrower under this Agreement and the exercise of remedies granted herein, Bank shall not be deemed to be in privity of contract with any contractor or provider of services to the Premises, nor shall any payment of funds directly to a contractor, subcontractor, or provider of services be deemed to create any third party beneficiary status or recognition of same by Bank. Approvals granted by Bank for any matters covered under this Agreement shall be narrowly construed to cover only the parties and facts identified in any written approval or, if not in writing, such approvals shall be solely for the benefit of Borrower.

12.11 Indemnification. TO THE FULLEST EXTENT PERMITTED BY LAW, BORROWER AGREES TO PROTECT, INDEMNIFY, DEFEND AND SAVE HARMLESS BANK, ITS DIRECTORS, OFFICERS, AGENTS, AND EMPLOYEES FOR, FROM, AND AGAINST ANY AND ALL LIABILITY, EXPENSE, OR DAMAGE OF ANY KIND OR NATURE AND FOR, FROM, AND AGAINST ANY SUITS, CLAIMS, OR DEMANDS, INCLUDING REASONABLE LEGAL FEES AND EXPENSES ON ACCOUNT OF ANY MATTER OR THING OR ACTION , WHETHER IN SUIT OR NOT, ARISING OUT OF THIS AGREEMENT OR IN CONNECTION HEREWITH, EXCLUDING HOWEVER, ANY MATTERS ARISING OUT OF AN INDEMNIFIED PARTY'S GROSS NEGLIGENCE OR WILLFUL MISCONDUCT. Upon receiving knowledge of any suit, claim, or demand asserted by a third party that Bank believes is covered by this indemnity, Bank shall give Borrower notice of the matter and an opportunity to defend it, at Borrower's sole cost and expense, with legal counsel satisfactory to Bank. Bank may also require Borrower to so defend the matter. The obligations on the part of Borrower under this Section
12.11 shall survive the closing of the Loan and the repayment thereof.

12.12 Titles and Headings. The headings at the beginning of each section of this Agreement are solely for convenience and are not part of this Agreement. Unless otherwise indicated, each reference in this Agreement to a section or an exhibit is a reference to the respective section herein or exhibit hereto.

12.13 Number and Gender. In this Agreement the singular shall include the plural and the masculine shall include the feminine and neuter gender and vice versa, if the context so requires.

12.14 Brokers. Borrower and Bank represent to each other that neither of them knows of any brokerage commissions or finders' fee due or claimed with respect to the transaction contemplated hereby. Borrower and Bank shall indemnify and hold harmless the other party for, from and against any and all loss, damage, liability, or expense, including costs and reasonable attorney fees, which such other party may incur or sustain by reason of or in connection with any misrepresentation by the indemnifying party with respect to the foregoing.

12.15 Change, Discharge, Termination, or Waiver. No provision of this Agreement may be changed, discharged, terminated, or waived except in writing signed by the party against whom enforcement of the change, discharge, termination, or waiver is sought. No failure on the part of Bank to exercise, and no delay by Bank in exercising, any right or remedy under the Loan Documents or under the law shall operate as a waiver thereof.

12.16 Choice of Law. THIS AGREEMENT AND THE TRANSACTION CONTEMPLATED HEREUNDER SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF UTAH WITHOUT GIVING EFFECT TO CONFLICT OF LAWS PRINCIPLES.

12.17 Participations. Bank shall have the right at any time to sell, assign, transfer, negotiate, or grant participations in all or any part of the Loan or the Note to one or more participants. Borrower hereby acknowledges and agrees that any such disposition will give rise to a direct obligation of Borrower to each such participant.

12.18 Counterparts. This Agreement may be executed in any number of counterparts each of which shall be deemed an original, but all such counterparts together shall constitute but one agreement. Borrower and Bank agree and acknowledge that facsimile signature pages will be acceptable and shall be conclusive evidence of execution of any Loan Document, resolution or other agreement relating to the Loan.

12.19    Time is of the Essence. Time is of the essence of this Agreement.
         ----------------------

12.20 Attorneys' Fees. Borrower agrees to pay all costs of enforcement and collection and preparation for any Event of Default or any action taken by Bank (including, without limitation, reasonable attorney's fees), whether or not any action or proceeding is brought (including, without limitation, all such costs incurred in connection with any bankruptcy, receivership, or other court proceedings (whether at the trial or appellate level), together with interest thereon from the date of demand at the Default Interest Rate.

12.21 Arbitration. Bank and Borrower agree that upon the written demand of either party, whether made before or after the institution of any legal proceedings, but prior to the rendering of any judgment in that proceeding, all disputes, claims and controversies between them, whether individual, joint, or class in nature, arising from this Loan Agreement or any other Loan Document or otherwise, including without limitation contract disputes and tort claims, shall be resolved by binding arbitration pursuant to the Commercial Rules of the American Arbitration Association ("AAA"). Any arbitration proceeding held pursuant to this arbitration provision shall be conducted in the city nearest the Borrower's address having an AAA regional office, or at any other place selected by mutual agreement of the parties. No act to take or dispose of any Collateral shall constitute a waiver of this arbitration agreement or be prohibited by this arbitration agreement. This arbitration provision shall not limit the right of either party during any dispute, claim or controversy to seek, use, and employ ancillary, or preliminary rights and/or remedies, judicial or otherwise, for the purposes of realizing upon, preserving, protecting, foreclosing upon or proceeding under forcible entry and detainer for possession of, any real or personal property, and any such action shall not be deemed an election of remedies. Such remedies include, without limitation, obtaining injunctive relief or a temporary restraining order, invoking a power of sale under any deed of trust or mortgage, obtaining a writ of attachment or imposition of a receivership, or exercising any rights relating to personal property, including exercising the right of set-off, or taking or disposing of such property with or without judicial process pursuant to Article 9 of the Uniform Commercial Code. Any disputes, claims or controversies concerning the lawfulness or reasonableness of an act, or exercise of any right or remedy concerning any Collateral, including any claim to rescind, reform, or otherwise modify any agreement relating to the Collateral, shall also be arbitrated; provided, however that no arbitrator shall have the right or the power to enjoin or restrain any act of either party. Judgment upon any award rendered by any arbitrator may be entered in any court having jurisdiction. The statute of limitations, estoppel, waiver, laches and similar doctrines which would otherwise be applicable in an action brought by a party shall be applicable in any arbitration proceeding, and the commencement of an arbitration proceeding shall be deemed the commencement of any action for these purposes. The Federal Arbitration Act (Title 9 of the United States Code) shall apply to the construction, interpretation, and enforcement of this arbitration provision.

12.22 Jury Waiver. BORROWER AND BANK HEREBY VOLUNTARILY, KNOWINGLY, IRREVOCABLY AND UNCONDITIONALLY WAIVE ANY RIGHT TO HAVE A JURY PARTICIPATE IN RESOLVING ANY DISPUTE (WHETHER BASED UPON CONTRACT, TORT OR OTHERWISE) BETWEEN OR AMONG THEM ARISING OUT OF OR IN ANY WAY RELATED TO THIS DOCUMENT, ANY OTHER LOAN DOCUMENT OR ANY RELATIONSHIP BETWEEN BANK AND BORROWER. THIS PROVISION IS A MATERIAL INDUCEMENT TO BANK TO PROVIDE THE FINANCING DESCRIBED HEREIN OR IN THE OTHER LOAN DOCUMENTS.

12.23 Integration. The Loan Documents contain the complete understanding and agreement of Borrower and Bank and supersede all prior representations, warranties, agreements, arrangements, understandings, and negotiations. THE WRITTEN LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

12.24 Binding Effect. The Loan Documents will be binding upon, and inure to the benefit of, Borrower and Bank and their respective successors and assigns. Borrower may not delegate its obligations under the Loan Documents.

12.25 Survival. The representations, warranties, and covenants of Borrower and the Loan Documents shall survive the execution and delivery of the Loan Documents and the making of the Loan.

12.26 Exchange of Information. Borrower agrees that Bank may exchange financial information about Borrower with its affiliates and other related entities and its participants and prospective participants. Borrower agrees that the Bank may provide any information the Bank may have about the Borrower or about any matter relating to this Agreement or any of the Loan Documents to Bank One Corporation, or any of its subsidiaries or affiliates or their successors, or to any one or more purchasers or potential purchasers of the Loan. The Borrower agrees that the Bank may at any time sell, assign, or transfer one or more interests or participations in all or any part of its rights or obligations in and to this Agreement and the other Loan Documents to one or more purchasers whether or not related to or affiliated with the Bank.

ARTICLE 13
                                    EXHIBITS

         The following exhibits to this Agreement are fully incorporated herein as if set forth at length:

         Exhibit A.    Borrowing Base Certificate


ARTICLE 14
                                  DESIGNATIONS

14.1     The Agents authorized to act for Borrower under this Agreement are:

                  NAME                                        SIGNATURE

                  Phillip L.McStotts                  _________________________
                  ------------------

                  ------------------------           --------------------------

14.2     All Advances on the Line of Credit shall be deposited into:

                  Consolidation Account No. 1260-4637.
14.3 The Borrower's Operating Accounts and the minimum deposits to be maintained on each are as follows:

                  OPERATING ACCOUNT NUMBER  MINIMUM BALANCE

                              1135-7769         -0-

IN WITNESS WHEREOF, Bank and Borrower have caused this Agreement to be duly executed and delivered as of the date first above written.


                                            ZEVEX, INC.
                                            a Delaware corporation


                                            By:  /s/ Phillip L. McStotts
                                                -------------------------------
                                            Name:    Phillip L. McStotts
                                                  -----------------------------
                                            Title:   Secretary/CFO
                                                     --------------------------

                                            JTECH MEDICAL INDUSTRIES, INC.,
                                            a Utah corporation


                                            By: /s/ Phillip L. McStotts
                                            Name:   Phillip L. McStotts
                                                  -----------------------------
                                            Title:  Secretary/Treasurer

                                            ABORN ELECTRONICS, INC.,
                                            a California corporation


                                            By: /s/ Phillip L. McStotts
                                            Name:   Phillip L. McStotts
                                                  -----------------------------
                                            Title:  Secretary/Treasurer
                                                                      "Borrower"


                                            BANK ONE, UTAH, NATIONAL ASSOCIATION
                                            a national banking association


                                            By: /s/ Tony C. Nielsen
                                            Name:  Tony C. Nielsen
                                            Title:  First Vice President
                                                                          "Bank"

                                    EXHIBIT A

                           Borrowing Base Certificate

Bank One, Utah, National Association
80 West Broadway, Suite 200
Salt Lake City, Utah 84101

         Re: Amended and Restated Line of Credit Loan Agreement dated June 29, 2001 (the "Loan Agreement") by and between Bank One, Utah, National Association, as Bank, and the undersigned as Borrower.

         Gentlemen:

         The undersigned acknowledges that pursuant to Section 9.5 of the Loan Agreement, the undersigned must provide a monthly Borrowing Base Certificate to Bank. Therefore, the undersigned hereby certifies to Bank as follows:

Borrowing Base Formula

         "Borrowing Base" means the Eligible Accounts Receivable plus the
          Eligible Inventory.

         Borrowing Base as of:    __________________, 20___

Borrowing Base on Accounts

         Total assigned Accounts as of                                      $
                                             -----------------------
                                                                               -------------------------------------

                                                                               -------------------------------------
         Less: Accounts which are 90 or more days past due                  $
                                                                               -------------------------------------

         Less: Account from Account Debtors accounting for 5% or
                more of the total amount owing to Borrower,
                where15% of aggregate account balance is aged over
                90 or days past due from date of invoice (all
                Accounts of such Account Debtor are ineligible),
                not including amounts due from Allergan, Mentor,
                Alaris and Paradigm.                                        $
                                                                               -------------------------------------

         Less: Accounts from Allergan, Mentor, Alaris and Paradigm
                which are 30 or more days past due                          $
                                                                               -------------------------------------

         Less: Accounts which exceed 25% of total Accounts
                receivable                                                  $
                                                                               -------------------------------------

         Less: Other - Foreign Accounts                                     $
                                                                               -------------------------------------
                                                                               -------------------------------------
                        Government Accounts                                 $
                                                                               -------------------------------------
                                                                               -------------------------------------
                        Intercompany Accounts                               $
                                                                               -------------------------------------
                                                                               -------------------------------------
                        Otherwise excluded Accounts                         $
                                                                               -------------------------------------
                                                                               -------------------------------------

         SUBTOTAL (A)                                                       $
                                                                               -------------------------------------
                         Borrowing potential on Accounts Receivable:  80%
         TOTAL Eligible Accounts Receivable (A X 80%)                       $
                                                                               -------------------------------------

Borrowing Base on Inventory

         Total Inventory as of:                                             $
                                      ------------------------------           -------------------------------------

         Less: Work-In-Process                                              $
                                                                               -------------------------------------

         SUBTOTAL (B)                                                       $
                                                                               -------------------------------------

                         Borrowing potential on Inventory:  40%
         TOTAL Eligible Inventory (B X 40%)                                 $
                                                                               -------------------------------------

Borrowing Base Availability

         TOTAL Eligible Accounts (C)                                        $
                                                                               -------------------------------------
                                                                               -------------------------------------
         TOTAL Eligible Inventory (D)                                       $
                                                                               -------------------------------------

         Borrowing Base Potential (E)
                   (The lesser of C+D or $7,000,000)                        $
                                                                               -------------------------------------

         Line of Credit outstandings (F)  as
                                   of:                                      $
                                                 -------------------           -------------------------------------

         Borrowing Base Availability (E - F)                                $
                                                                               -------------------------------------


Dated as of this Certification __________________, 20____

Certified by:
              ---------------------------------------

Title:
                -------------------------------------

Exhibit 10.26
                       AMENDMENT TO CONVERTIBLE DEBENTURE

         THIS AMENDMENT (the "Amendment") is made and entered into as of December 20, 2001, by and among ZEVEX International, Inc., a Delaware corporation ("ZEVEX") and Vijay Lumba ("Holder").

         A. On January 6, 1999, ZEVEX issued to the Holder a Convertible Debenture in the principal amount of $1,134,000 (the "Debenture").

         B. ZEVEX and the Holder now wish to amend the Debenture in certain respects as set forth below.

         Now, therefore, in consideration of the covenants made herein, the parties hereby agree as follows.

1.       Amendments.
         ----------

a.       The text of Section 2 of the Debenture is hereby deleted and replaced in its entirety with thefollowing:

                  "Payment. On or before January 6, 2002, the Company shall pay to the Holder a principal payment plus an amount equal to all interest accrued under the Debenture and unpaid as of the date of such principal payment. The payment shall consist of one hundred thousand dollars and an additional amount equal to Accounts Receivable less inter-company invoices (which shall be cancelled) and less Accounts Payable, related to Aborn Electronics, Inc. as of December 31, 2001. All remaining unpaid principal and interest due under this Debenture shall be due and payable on January 6, 2003. All payments of principal and interest shall be made in lawful money of the United States of America at the address of the Holder set forth in Section 8.1 below. Unless the Holder shall elect otherwise, each payment made under this Debenture shall be applied first to interest due under this Debenture and any balance shall be applied to reduce the principal balance of this Debenture."

b. Section 4.1 of the Debenture is hereby amended to delete the last sentence of Section 4.1.

c. Section 4.1 of the Debenture is hereby amended to include the following additional subsections defining
                  "Events of Default":

(e)      the acquisition or change of control of the Company by reason of:
(i)      a sale of all or substantially all of the assets of the Company; or
(ii) the consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity's securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization;
(f) the sale by the Company of either (i) its subsidiary, JTech Medical Industries, Inc., (ii) the OEM Division of its subsidiary ZEVEX, Inc., or(iii) the proprietary product division of its subsidiary ZEVEX, Inc."

d. The text of Section 5 of the Debenture is hereby deleted and replaced in its entirety with the following:

                  "This Debenture may be prepaid without penalty upon thirty
                  (30) days prior written notice by the Company to Holder. Holder shall have the right within such thirty day period to convert all or part of this Debenture at Holder's election pursuant to Section 3 above."

e. Section 7 of the Debenture is hereby deleted and replaced in its entirety with the following:

                  "7.  Intentionally Omitted"
                       ---------------------

2. Payments to Date. The parties acknowledge that the currently outstanding principal balance of the Debenture is $1,134,000.00, prior to any payments made under this Amendment, and that all interest accrued under the Debenture as of December 20, 2001, has been paid in full as of that date by ZEVEX.

3.       Legal Fees.  The Company agrees to pay all legal fees incurred by the
                      Holder in connection with this Amendment.

4. Miscellaneous. This Amendment to the Debenture is incorporated in and supersedes the terms of the Debenture only with regard to the sections specifically identified herein. All other terms and provisions in the Debenture remain in full force and effect. The Debenture and this Amendment contain the entire understanding between the parties related to the subject matter hereof and thereof and supersede all prior oral or written agreements or understandings with respect to the subject matter hereof and thereof. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

         IN WITNESS WHEREOF, the Holder has personally executed this Agreement and ZEVEX has caused this Agreement to be executed by its duly authorized representative, to be effective as of the date first stated above.

VIJAY LUMBA                                         ZEVEX INTERNATIONAL, INC.



By:/s/ Vijay Lumba                                   By:/s/ David J. McNally


Its:__________________________                      Its: Chief Executive Officer

Exhibit 10.27
                       AMENDMENT TO CONVERTIBLE DEBENTURE

         THIS AMENDMENT (the "Amendment") is made and entered into as of December 20, 2001, by and among ZEVEX International, Inc., a Delaware corporation ("ZEVEX") and Leonard C. Smith ("Holder").

         A. On January 6, 1999, ZEVEX issued to the Holder a Convertible Debenture in the principal amount of $1,290,000 (the "Debenture").

         B. ZEVEX and the Holder now wish to amend the Debenture in certain respects as set forth below.

         Now, therefore, in consideration of the covenants made herein, the parties hereby agree as follows.

1.       Amendments.
         ----------

a.       The text of Section 2 of the Debenture is hereby deleted and replaced in its entirety with the following:

                  "Payment. On or before January 6, 2002, the Company shall pay to the Holder a principal payment of two hundred ninety thousand dollars ($290,000.00) plus an amount equal to all interest accrued under the Debenture and unpaid as of the date of such principal payment. Accrued interest shall thereafter be due and payable on April, 1, 2002, July 1, 2002, and October 1, 2002. All remaining unpaid principal and interest due under this Debenture shall be due and payable on January 6, 2003. All payments of principal and interest shall be made in lawful money of the United States of America at the address of the Holder set forth in Section 8.1 below. Unless the Holder shall elect otherwise, each payment made under this Debenture shall be applied first to interest due under this Debenture and any balance shall be applied to reduce the principal balance of this Debenture."

b.       The text of Section 3.1 of the Debenture is hereby deleted and replaced in its entirety with the following:

                  "Conversion Into Company Securities. At any time, or from time to time, prior to January 6, 2003, the Holder may elect to convert all or a portion of the unpaid principal amount and all accrued but unpaid interest of this Debenture into fully paid and nonassessable shares of Company Common Stock, $0.001 par value (the "Conversion Shares") at the conversion price of eleven dollars ($11.00) per share (the "Conversion Price"); provided that any partial conversion of less than the entire remaining principal balance of this Debenture may not be less than $25,000 in principal and accrued and unpaid interest."

c.       The last two sentences of Section 3.2 are hereby deleted and replaced with the following sentence:

                  "Conversion Certificates will be delivered promptly to the Holder after issuance by the Company."

d.       Section 4.1 of the Debenture is hereby amended to delete the last sentence of Section 4.1.

e.       Section 4.1 of the Debenture is hereby amended to include the following additional subsections defining
                  "Events of Default":

(e) resignation by the Holder from employment with the Company for Good Reason (as defined in the Holder's Employment Agreement with the Company dated December 31, 1998 (the "Employment Agreement"));
(f) termination of the Holder by the Company without Cause (as defined in the Employment Agreement);
(g) any reduction in the Holder's base salary in an amount greater that fifteen percent (15%) of the Holder's current base salary;
(h) any assignment to the Holder of duties that are materially inconsistent with, or that constitute a material alteration in the status of, the Holder's current duties and responsibilities (provided the Company shall have the ability to cure such Event of Default in the manner provided in Section 4.1(b) above);
(i) the Holder's death or Disability (for the purposes of the foregoing, "Disability" means the Holder's involuntary inability to fulfill his duties as an employee for a period of 90 days by reason of any medically determinable physical and/or mental disability (but not including disability as a result of alcohol, drug or other substance abuse);
(j) the acquisition or change of control of the Company by reason of:
                          (i) a sale of all or substantially all of the assets of the Company;
                          (ii) the consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity's securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization; or
                           (iii) any person or any two or more persons acting in concert shall have acquired beneficial ownership, directly or indirectly, of securities of the Company (or other securities convertible into such securities) representing 50% or more of the combined voting power of all securities of the Company entitled to vote in the election of directors , other than a person or persons who immediately prior to such transaction are the beneficial owners of at least 5% of the Company's outstanding voting securities (determined in accordance with Securities and Exchange Commission Rule 13d).
                  (k) the sale by the Company of either (i) its subsidiary, JTech Medical Industries, Inc., (ii) the OEM Division of its subsidiary ZEVEX, Inc., or (iii) the proprietary product division of its subsidiary
                           ZEVEX, Inc."

f.       The text of Section 5 of the Debenture is hereby deleted and replaced in its entirety with the following:

                  "This Debenture may be prepaid without penalty upon thirty
                  (30) days prior written notice by the Company to Holder. Holder shall have the right within such thirty day period to convert all or part of this Debenture at Holder's election pursuant to Section 3 above."

g.       Section 7 of the Debenture is hereby deleted and replaced in its entirety with the following:

                  "7.  Intentionally Omitted"
                       ---------------------

2. Payments to Date. The parties acknowledge that the currently outstanding principal balance of the Debenture is $1,290,000.00 and that all interest accrued under the Debenture as of October 1, 2001, has been paid in full as of that date by ZEVEX.

3. Termination of Right of Recoupment. Notwithstanding Section 8(f) of the Stock Purchase Agreement, dated December 31, 1998, entered into between ZEVEX, the Holder and certain other parties, ZEVEX will have no right of recoupment or set-off applicable to the Debenture for any amounts owed by the Holder to ZEVEX under such Stock Purchase Agreement.

4. Legal Fees. The Company agrees to pay all legal fees incurred by the Holder in connection with this Amendment.

5. Miscellaneous. This Amendment to the Debenture is incorporated in and supersedes the terms of the Debenture only with regard to the sections specifically identified herein. All other terms and provisions in the Debenture remain in full force and effect. The Debenture and this Amendment contain the entire understanding between the parties related to the subject matter hereof and thereof and supersede all prior oral or written agreements or understandings with respect to the subject matter hereof and thereof. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

         IN WITNESS WHEREOF, the Holder has personally executed this Agreement and ZEVEX has caused this Agreement to be executed by its duly authorized representative, to be effective as of the date first stated above.

LEONARD D. SMITH                                    ZEVEX INTERNATIONAL, INC.



By:/s/ Leonard D. Smith                             By:/s/ Phillip L. McStotts


Its:__________________________                      Its: Chief Financial Officer

Exhibit 10.28

                       AMENDMENT TO CONVERTIBLE DEBENTURE


         THIS AMENDMENT (the "Amendment") is made and entered into as of December 20, 2001, by and among ZEVEX International, Inc., a Delaware corporation ("ZEVEX") and J. Tracy Livingston ("Holder").


         A. On January 6, 1999, ZEVEX issued to the Holder a Convertible Debenture in the principal amount of $1,290,000 (the "Debenture").

         B. ZEVEX and the Holder now wish to amend the Debenture in certain respects as set forth below.

         Now, therefore, in consideration of the covenants made herein, the parties hereby agree as follows.

1.       Amendments.
         ----------

a.       The text of Section 2 of the Debenture is hereby deleted and replaced in its entirety with the following:


                  "Payment. On or before January 6, 2002, the Company shall pay to the Holder a principal payment of two hundred fifty eight thousand dollars ($258,000.00) plus an amount equal to all interest accrued under the Debenture and unpaid as of the date of such principal payment. Principal and accrued interest shall thereafter be due and payable on April, 6, 2002, July 6, 2002, October 6, 2002, and January 6, 2003. All payments of principal and interest shall be made in lawful money of the United States of America at the address of the Holder set forth in Section 8.1 below. Unless the Holder shall elect otherwise, each payment made under this Debenture shall be applied first to interest due under this Debenture and any balance shall be applied to reduce the principal balance of this Debenture."


b.       The text of Section 3.1 of the Debenture is hereby deleted and replaced in its entirety with the following:


                  "Conversion Into Company Securities. At any time, or from time to time, prior to January 6, 2003, the Holder may elect to convert all or a portion of the unpaid principal amount and all accrued but unpaid interest of this Debenture into fully paid and nonassessable shares of Company Common Stock, $0.001 par value (the "Conversion Shares") at the conversion price of eleven dollars ($11.00) per share (the "Conversion Price"); provided that any partial conversion of less than the entire remaining principal balance of this Debenture may not be less than $25,000 in principal and accrued and unpaid interest."


c. The last two sentences of Section 3.2 are hereby deleted and replaced with the following sentence:

                  "Conversion Certificates will be delivered promptly to the Holder after issuance by the Company."

d. Section 4.1 of the Debenture is hereby amended to delete the last sentence of Section 4.1.

e. Section 4.1 of the Debenture is hereby amended to include the following additional subsections defining

                  "Events of Default":
                  (e)      the Holder's death;
                  (f) the acquisition or change of control of the Company by reason of:
                           (i)      a sale of all or substantially all of the
                                   assets of the Company;
                           (ii)     the consummation of a merger or
                                    consolidation of the Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity's securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization; or
                           (iii) any person or any two or more persons acting in concert shall have acquired beneficial ownership, directly or indirectly, of securities of the Company (or other securities convertible into such securities) representing 50% or more of the combined voting power of all securities of the Company entitled to vote in the election of directors, other than a person or persons who immediately prior to such transaction are the beneficial owners of at least 5% of the Company's outstanding voting securities (determined in accordance with Securities and Exchange Commission Rule 13d).
                (g) the sale by the Company of either (i) its subsidiary, JTech Medical Industries, Inc., (ii) the OEM Division of its subsidiary ZEVEX, Inc., or (iii) the proprietary product division of its subsidiary ZEVEX, Inc."

                f. The text of Section 5 of the Debenture is hereby deleted and replaced in its entirety with thefollowing:

                  "This Debenture may be prepaid without penalty upon thirty
                  (30) days prior written notice by the Company to Holder. Holder shall have the right within such thirty day period to convert all or part of this Debenture at Holder's election pursuant to Section 3 above."

                g. Section 7 of the Debenture is hereby deleted and replaced in its entirety with the following:

                         "7.  Intentionally Omitted"
                              ---------------------

2.       Payments to Date.  The parties acknowledge that the currently outstanding principal balance of the Debenture is $1,290,000.00 and that all interest accrued under the Debenture as of October 1, 2001, has been paid in full as of that date by ZEVEX.

3. Termination of Right of Recoupment. Notwithstanding Section 8(f) of the Stock Purchase Agreement, dated December 31, 1998, entered into between ZEVEX, the Holder and certain other parties, ZEVEX will have no right of recoupment or set-off applicable to the Debenture for any amounts owed by the Holder to ZEVEX under such Stock Purchase Agreement.

4. Legal Fees. The Company agrees to pay all legal fees incurred by the Holder in connection with this Amendment.

5. Miscellaneous. This Amendment to the Debenture is incorporated in and supersedes the terms of the Debenture only with regard to the sections specifically identified herein. All other terms and provisions in the Debenture remain in full force and effect. The Debenture and this Amendment contain the entire understanding between the parties related to the subject matter hereof and thereof and supersede all prior oral or written agreements or understandings with respect to the subject matter hereof and thereof. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

         IN WITNESS WHEREOF, the Holder has personally executed this Agreement and ZEVEX has caused this Agreement to be executed by its duly authorized representative, to be effective as of the date first stated above.


J. TRACY LIVINGSTON                                 ZEVEX INTERNATIONAL, INC.


By:/s/ J. Tracy Livingston                          By: /s/ Phillip L. McStotts


Its:__________________________                      Its: Chief Financial Officer