Form 10-Q
period 2002-03-31
ZEVEX INTERNATIONAL INC
filed 2002-05-14
CIK 827056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 29, 2002, the Company had outstanding 3,415,197 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. ("ZEVEX" or the "Company") files herewith balance sheets of the Company as of March 31, 2002, and December 31, 2001, and the related statements of operations and cash flows for the respective three month periods ended March 31, 2002 and 2001. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2001.

                                                                                  ZEVEX INTERNATIONAL, INC.
                                                                                CONSOLIDATED BALANCE SHEETS


                                                                           March 31                     December 31
                                                                               2002                         2001
                                                                          (unaudited)
                                                                        ----------------               ---------------
                                                                        ----------------               ---------------
                                                      ASSETS
Current assets:
              Cash and cash equivalents                                     $ 1,248,780                   $ 1,028,086
              Restricted cash for sinking
                 fund payment on IDB                                            110,247                        93,076
              Accounts receivable                                             4,690,882                     5,748,578
              Inventories                                                     6,737,630                     7,272,842
              Marketable securities                                                  --                       219,899
              Deferred income taxes                                             570,119                       568,387
              Income taxes receivable                                           446,446                       418,506
              Prepaid expenses and other current assets
                                                                                221,977                        62,662
                              Total current assets                           14,026,081                    15,412,036

              Property and equipment, net                                     7,390,270                     7,688,088
              Patents, trademarks and acquisition costs, net                    335,437                       342,746
              Goodwill, net                                                  10,154,757                    10,154,757
              Other assets
                                                                                 29,467                        41,519
                                                                           $ 31,936,012                  $ 33,639,146

                                        LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
              Accounts payable                                              $ 1,038,975                   $ 1,711,429
              Other accrued expenses                                            595,746                       563,067
              Bank line of credit                                               722,751                     1,713,610
              Current portion of industrial development bond                    100,000                       100,000
              Payable related to business acquisition
              and           convertible debt, short-term                      4,140,360                     1,143,390
              Current portion of other long-term debt                           535,278                       524,381
              Current portion of capital lease obligation                                                     162,783
                                                                                166,484
                              Total current liabilities                       7,299,594                     5,918,660

            Deferred income taxes                                              273,724                        276,734
            Industrial development bond                                      1,500,000                      1,500,000
            Convertible debt, long-term                                             --                      3,001,970
            Other long-term debt                                             1,470,078                      1,608,330
            Capital lease obligation                                           258,016                        301,051

Stockholders' equity:
              Common stock, $.001 par value: authorized
                10,000,000 shares, 3,440,197 issued and 3,415,197
                outstanding at March 31, 2002 and December 31, 2001               3,440                         3,440
              Additional paid in capital                                     16,290,452                    16,290,452
              Unrealized loss on marketable securities, net                          --                        20,177
              Treasury stock, 25,000 shares at cost                            (60,956)                      (60,956)
              Retained earnings                                               4,901,664
                                                                                                            4,779,288
                           Total stockholders' equity                        21,134,600                    21,032,401

                                                                           $ 31,936,012                  $ 33,639,146
See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Three months ended
                                                      March 31,
                                              2002                 2001
                                        -----------------     ----------------
                                          (unaudited)           (unaudited)
Revenue:
   Product sales                            $  5,927,931          $  7,031,447
   Engineering services                          167,723               360,972
                                        -----------------     -----------------
                                               6,095,654             7,392,419
Cost of sales                                  3,656,001             4,502,722
                                        -----------------     -----------------
Gross profit                                   2,439,653             2,889,697

Operating expenses:
   General and administrative                  1,466,404             1,535,990
   Selling and marketing                         680,019               640,777
   Goodwill amortization                              --               133,276
   Research and development                       79,579               122,260
                                        -----------------     -----------------

Total operating expenses                       2,226,002             2,432,303
                                        -----------------     -----------------
                                        -----------------     -----------------

Operating income                                 213,651               457,394
Other income (expense)
   Interest income                                   604                 1,326
   Interest expense                            (150,638)             (309,206)
   Gain on sale of
    marketable securities                         38,079                40,978
                                        -----------------     -----------------
Income before benefit (provision)
for income taxes                                 101,696               190,492

Benefit(provision) for income taxes               20,680             (103,030)
                                        -----------------     -----------------

Net income                              $        122,376      $         87,462
                                        =================     =================

Basic net income per share              $            .04      $            .03
                                        =================     =================
Weighted average shares
   Outstanding                                 3,415,197             3,440,065
                                        =================     =================
Diluted net income per share            $            .04      $            .03
                                        =================     =================
Diluted weighted average shares
   Outstanding                                 3,420,828             3,466,271
                                        =================     =================



See accompanying notes.








                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three months ended
                                                                                     March 31,
                                                                              2002               2001
                                                                         ---------------    ----------------
                                                                          (unaudited)         (unaudited)
Cash flows from operating activities
Net income                                                                   $  122,376           $  87,462
Adjustments  to reconcile  net income to net cash provided by operating activities:
      Depreciation and amortization                                             396,367             515,255
      Deferred income taxes                                                       7,262              21,918
      Realized gain on marketable securities                                   (38,079)            (40,978)
      Changes in operating assets and liabilities:
         Restricted cash for sinking fund payment
            on industrial development bond                                     (17,171)            (26,213)
         Accounts receivable                                                  1,057,696             864,694
         Inventories                                                            694,986             535,212
         Prepaid expenses                                                     (157,366)             (2,262)
         Other assets                                                            10,103             (6,274)
         Accounts payable                                                     (672,454)           (967,067)
         Accrued and other liabilities                                           32,679              34,535
         Income taxes receivable/payable                                       (27,940)              81,114
                                                                         ---------------    ----------------
Net cash provided by operating activities                                     1,248,685           1,257,170
Cash flows from investing activities
Purchase of property and equipment                                             (91,240)           (448,355)
Additions of patents and trademarks                                                  --             (2,082)
Redemption of available-for-sale marketable securities                          225,797             127,221
                                                                         ---------------    ----------------
Net cash (used in) provided by investing activities                             134,557           (323,216)
Cash flows from financing activities
Proceeds from capital leases and long-term debt                                      --           1,500,000
Payments on capital leases and long-term debt                                 (166,689)            (35,952)
Payments on business acquisition debt                                           (5,000)                  --
Repayment of bank line of credit                                              (990,859)         (1,802,223)
Proceeds from exercise of stock options                                              --                 665
                                                                         ---------------    ----------------
Net cash used in financing activities                                       (1,162,548)           (337,510)
                                                                         ---------------    ----------------
Net increase in cash and cash equivalents                                       220,694             596,444
Cash and cash equivalents at beginning of period                              1,028,086             327,157
                                                                         ---------------    ----------------
Cash and cash equivalents at end of period                                   $1,248,780           $ 923,601
                                                                         ===============    ================

Supplemental disclosure:
Non-cash activities
Unrealized (loss) gain on available-for-sale marketable securities             $     --          $ (26,663)


See accompanying notes.

                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

1.  Summary of Significant Accounting Policies

Description of Organization and Business

The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to ZEVEX International, Inc. on August 15, 1988. In November 1997, the Company reincorporated in Delaware. In December 1998, the Company acquired an additional product line and completed the acquisition of two additional subsidiaries. Additionally, the Company acquired a product line from Nestle USA, Inc. in April of 2000. The Company, through its divisions and subsidiaries, engages in the business of designing, manufacturing and distributing medical devices. Recently, ZEVEX renamed its three primary business divisions. In its Applied Technology business division the Company designs and manufactures advanced medical components and systems for other medical technology companies through its ZEVEX, Inc. subsidiary. In its Physical Evaluation business division the Company designs, manufactures and markets industry leading physical evaluation testing systems though its JTech Medical Industries, Inc. subsidiary. The Therapeutics business division designs, manufactures and markets enteral nutrition delivery devices through its ZEVEX, Inc. subsidiary.

Principles of Consolidation

The consolidated financial statements at March 31, 2002 include the accounts of ZEVEX International, Inc. (the Company) and its wholly owned operating subsidiaries: ZEVEX, Inc. and JTech Medical Industries, Inc. (JTech). The consolidated statement of operations for the three months ended March 31, 2001 also includes the results of operations of its former subsidiary, Aborn Electronics, Inc. (Aborn). During December 2001, the corporate shell of Aborn was sold to a related party. The Company maintained certain manufacturing rights, cash, accounts receivable, equipment, and inventory, which now are included within the subsidiary, ZEVEX, Inc. For additional information regarding this transaction refer to the Company's 2001 Annual Report on SEC Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information along with the instructions to Form 10-Q of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 2001 Annual Report on SEC Form 10-K.

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

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach, rather than the undiscounted cash flows approach previously required by SFAS No. 121. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 or SFAS No. 144 (see below), once adopted. The Company has adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 provides a six-month period from the effective date of adoption for the Company to complete Step 1 (determining and comparing the fair value of the Company's reporting units to their carrying values) of the transitional impairment test. The Company anticipates completing this impairment assessment by June 30, 2002. If, upon completion of Step 1, the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company must complete Step 2 in order to measure the impairment loss. Step 2 involves the calculation of the implied fair value of goodwill and must be completed by December 31, 2002. However, the Company currently does not expect to fail Step 1 of the transitional impairment test and therefore, does not expect to record an impairment loss upon completion of the transitional impairment analysis.

As of March 31, 2002, the Company's gross goodwill balance is $11,603,600 with accumulated amortization of $1,448,843. The adoption of SFAS No. 142 will reduce the Company's amortization expense by approximately $532,000 annually beginning in 2002, due to the nonamortization of goodwill. Amortization expense for goodwill for the three months ended March 31, 2001 was $133,276. Adjusted net income and net income per common share for the three months ended March 31, 2001 compared to the actual results for the three months ended March 31, 2002 is as follows:

                                                                                 For Three Months Ended March 31
                                                                                            2001                 2002
                                                                            --------------------- --------------------
                                                                            --------------------- --------------------
Reported net income                                                                     $ 87,462            $ 122,376
Goodwill amortization                                                                    133,276                   --
Adjusted net income                                                                      220,738              122,376

Basic net income per share reported                                                      $   .03              $   .04
Goodwill amortization                                                                        .03                   --
Adjusted                                                                                 $   .06              $   .04

Diluted net income per share reported                                                    $   .03              $   .04
Goodwill amortization                                                                        .03                   --
Adjusted                                                                                 $   .06              $   .04



In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of business (as previously defined in that Opinion). The Company adopted SFAS No. 144 effective January 1, 2002. As expected, the adoption of SFAS No. 144 did not have a material impact on the consolidated financial position, consolidated results of operations or liquidity of the Company.

2.  Bank Line of Credit

In early 2001, the Company renewed its line of credit arrangement with a financial institution with availability of $7 million. In the fourth quarter of 2001, the availability was reduced to $6 million. The line matures on May 28, 2002. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 4.75% at March 31, 2002 and December 31, 2001. The Company's balance on its line of credit was $722,751 at March 31, 2002 and $1,713,610 at December 31, 2001. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of March 31, 2002, the Company was in compliance with these financial covenants. 3. Related Party Transactions

On December 31, 1998, the Company acquired JTech pursuant to a Stock Purchase Agreement among the Company and the four shareholders of JTech (the "JTech Stock Purchase"). Leonard C. Smith, one of the selling JTech shareholders, received $1,311,188 in cash and a convertible debenture in connection with the JTech Stock Purchase. The Company paid $290,000 of the convertible debenture in December 2001, and the remaining principal amount of $1,073,594 (inclusive of the 1999 earn-out provision of $73,594 which was paid on April 2, 2002) is due January 6, 2003 (as modified in December 2001) and is convertible to common stock at Mr. Smith's option during the period from January 6, 2000 to January 6, 2003 at $11 per share.

4.   Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the three months ending March 31, 2002, the Company did not have any other elements of comprehensive income. Therefore, comprehensive income equaled net income. For the three months ending March 31, 2001, the Company's comprehensive income was $16,718 (net of tax effect) lower than net income reported on the Company's financial statements

5. Inventories

Inventories consist of the following:
                                                        March 31, 2002     December 31, 2001
                                                      ------------------------------------------

Materials                                                $    2,989,060     $    3,355,793
Work in progress                                              1,368,364          1,241,034
Finished goods, including completed subassemblies             2,380,206          2,676,015
                                                      ------------------------------------------
                                                         $    6,737,630     $    7,272,842
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

-------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

General

ZEVEX, through its divisions and subsidiaries, engages in the business of designing, manufacturing and distributing medical devices. Recently, ZEVEX renamed its three primary business divisions. Through its Applied Technology business division the Company designs and manufactures advanced medical components and systems for other medical technology companies. Its Physical Evaluation business division designs, manufactures and markets industry leading physical evaluation testing systems. The Therapeutics business division designs, manufactures and markets award-winning enteral nutrition delivery devices. See
Note 1 of the Financial Statements, Description of Organization and Business for more information.

Results of Operations

ZEVEX' revenues for the first quarter of 2002 decreased to $6,095,654 from $7,392,419 for the first quarter of 2001, a decrease of approximately 18%. In the first quarter of 2002, 58% of ZEVEX' revenue was derived from proprietary products sold by ZEVEX, in comparison to 61% in 2001. Sales of ZEVEX' Therapeutic business products accounted for approximately 43% of total revenues for the three months ended March 31, 2002, compared to 51% for the three months ended March 31, 2001. Sales of ZEVEX' Physical Evaluation products accounted for approximately 14% of total revenues for the three months ended March 31, 2002, compared to 10% for the three months ended March 31, 2001. Forty-two percent of ZEVEX' revenues during the first quarter 2002 were derived from its Applied Technology business, compared to 39% in 2001. The decrease in revenues for the first quarter of 2002 is largely due to the delay of several orders for contract-manufactured products, the scheduling of private-label enteral feeding pump orders for a European customer, and a slow down in orders related to the stationary enteral nutrition delivery pumps.

ZEVEX' gross profit as a percentage of revenues was approximately 40% for the first quarter of 2002, compared to 39% for the first quarter of 2001. Management attributes the slight increase in gross profit percentage from 2001 to 2002 to the particular product mix delivered during the quarter.

Selling, general and administrative expenses decreased slightly during the first quarter of 2002 to $2,146,423, as compared to $2,166,849, for the first quarter of 2001.

As of March 31, 2002, ZEVEX had two full-time engineers engaged in research and development, and had several other designers and engineers, including independent contractors, contributing to research and development projects. During the first quarter of 2002, ZEVEX invested $79,579 in research and development, compared to $122,260 in the first quarter 2001. Management anticipates that research and development expenses for 2002 will be approximately 2% of total revenues.

For the first quarter of 2002, ZEVEX had net income of $122,376, 2.0% of revenues compared to net income of $87,462, 1.2% of revenues for the first quarter of 2001. The increase in net income during the first quarter of 2002, as compared to the first quarter of 2001, is due to a number of factors, (1) higher gross margins associated with the ZEVEX' product mix (2) a reduction in interest expense from $309,206 to $150,638, due to decreased debt and interest rates, (3) nonamortization of goodwill amortization under SFAS No. 142, which was adopted as of January 1, 2002, (4) and the tax benefit derived from a capital loss which, for the State of Utah, was treated as a net operating loss carryback for income tax purposes.

Depreciation and amortization expenses decreased to $396,367 in the first quarter 2002 from $515,255 in the first quarter 2001. The decrease is due to the elimination of goodwill amortization as of January 1, 2002 with the adoption of SFAS No. 142. See Note 2 of the Financial Statements for more information on the effect of this change.

ZEVEX had an income tax benefit of $20,680 in the first quarter of 2002 compared to an income tax expense of $103,030 for the first quarter of 2001. The decrease from 2001 to 2002 is primarily due to a refund generated by a capital loss that was treated as a net operating loss for state income tax purposes.

As of March 31, 2002, ZEVEX' backlog of customer orders was $4,089,000, as compared to $5,312,000 on March 31, 2001. Management estimates that approximately 90% of the backlog will be shipped before December 31, 2002. ZEVEX' backlog is for contract manufacturing only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by its customers.

Liquidity and Capital Resources

ZEVEX' primary sources of liquidity have consisted of cash flow from operations, borrowings under its revolving line of credit and other financial arrangements. In prior years, ZEVEX also has increased working capital through the issuance of stock and it may do so in the future.

Cash flows provided from operating activities for the first quarter 2002 were $1,248,685 compared to cash flows provided from operating activities for the first quarter 2001 of $1,257,170. In 2002, cash provided by operating activities was primarily associated with reduction of accounts receivable due to better collection procedures and reduction in inventories as ZEVEX recognized the benefit of its manufacturing resource planning software. Cash flows provided by investing activities were $134,557, largely as a result of the sale of securities held by ZEVEX.

ZEVEX' working capital at March 31, 2002 was $6,726,487, compared to $6,452,707 at March 31, 2001. ZEVEX' increase in working capital was primarily due to the reduction in current debt outstanding. The portion of working capital represented by cash and short-term investments at such dates was $1,248,780, and $923,601 respectively. The ratio of current assets to current liabilities increased to 1.92 to 1 at March 31, 2002, from 1.54 to 1 at March 31, 2001.

ZEVEX has a $6,000,000 open line of credit arrangement with a financial institution. The line matures on May 28, 2002. The line of credit is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate. ZEVEX owed $722,751 on the line of credit at March 31, 2002 and $1,713,610 at December 31, 2001. Management expects to renew the existing line of credit upon its expiration.

On March 29, 2000, the Company entered into an agreement to acquire certain assets from Nestle USA, Inc. relating to Nestle's enteral nutrition delivery devices. The purchase was completed on April 6, 2000 for a purchase price of approximately $2.6 million, plus the actual cost of inventory acquired by the Company, which totaled approximately $1.2 million. Upon closing, cash of approximately $600,000 was paid. An additional $2.2 million was paid in October 2000, which included $1.2 million for inventory. The remainder of the purchase price, approximately $1,000,000, was calculated based upon the sales generated by the acquired assets of which approximately $778,000 was paid in July 2001. The remainder of the balance will be paid upon resolution of certain contingencies.

On March 15, 2001, ZEVEX entered into a Secured Financing Agreement with a bank for the amount of $1,500,000. The agreement is secured by ZEVEX' enteral feeding pumps, which were purchased from Nestle and are now manufactured by ZEVEX. The proceeds from the agreement were used to reduce ZEVEX' line of credit balance. The agreement has a 36 month term, is due on February 15, 2004, and bears interest at a rate of 8.24%. ZEVEX owed $1,040,439 on the agreement at March 31, 2002.

On April 18, 2001, ZEVEX entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by ZEVEX' manufacturing facility. The proceeds from the Promissory Note were used to reduce ZEVEX' line of credit balance. The note is due on May 15, 2003 and is amortized over a fifteen-year term at the interest rate of 8.5%. ZEVEX owed $964,917 on the Term Loan Agreement at March 31, 2002.

In 1997, ZEVEX completed construction of its new 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was approximately $2,591,177. In 1996, ZEVEX negotiated a $2.0 million Industrial Development Bond ("IDB") to finance this construction. As of March 31, 2002, the remaining principal balance on the IBD was $1,600,000. During the first quarter of 2002, the interest paid monthly ranged from 1.45% to 1.65% (APR).
ZEVEX' purchases of leasehold improvements to its facilities, self-constructed enteral feeding pumps, MRP software system and new engineering, production, testing equipment, and tooling totaled $91,240 for the first quarter of 2002, compared to $448,355 for the first quarter of 2001. ZEVEX expects to spend approximately $900,000 during the remainder of 2002 for additional manufacturing equipment and software, for normal replacement of aging equipment, equipment for lease, and manufacturing tooling related to its proprietary products. ZEVEX also expects to invest approximately $700,000 in the research and development of new proprietary products for the rest of 2002.

ZEVEX' expected principal liquidity requirements are working capital, investments in capital expenditures, and convertible debt reduction. ZEVEX believes its sources of liquidity are sufficient for operations during the coming twelve months with its projected cash flows from operations and if necessary, the availability of funds under its revolving line of credit.

Critical Accounting Policies

ZEVEX has not had significant changes to its accounting policies with the exception of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Under SFAS No. 142, ZEVEX no longer amortizes its goodwill. However, ZEVEX is required to assess goodwill for impairment at least annually at a level within ZEVEX referred to as a reporting unit, as defined by SFAS No. 142. Impairment of goodwill is deemed to exist when the carrying amount of the goodwill for the reporting unit exceeds its implied fair value. In order to determine if such impairment exists, ZEVEX is required to complete Step 1 (determining and comparing the fair value of the reporting units to the reporting units' carrying value) impairment test. In the year of adoption, ZEVEX is required to complete Step 1 within six months of adopting SFAS No. 142. If Step 1 of the goodwill impairment test is failed in any of ZEVEX' reporting units, thereby indicating a potential impairment, ZEVEX is required to complete Step 2 of the impairment test as soon as possible. In the year of adoption, this is required to be completed no later than the end of the year of adoption (December 31, 2002 for ZEVEX). Under Step 2, ZEVEX is required to calculate the implied fair value of goodwill and compare it to the carrying value of goodwill. ZEVEX is currently in the process of completing Step 1 of the transitional accounting provisions of SFAS No. 142.

Under SFAS No. 144, ZEVEX evaluates its long-lived assets other than goodwill (amortizable intangible assets, property, plant and equipment, and other such assets) for impairment. In order to perform this evaluation, ZEVEX groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Consistent with SFAS No. 121, ZEVEX continues to consider whether indicators of impairment of long-lived assets are present. If indicators exist, ZEVEX determines whether the sum of the estimated undiscounted future cash flows attributable to the assets in question are less than their carrying amount. If so, ZEVEX recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. ZEVEX currently has no indicators of impairment of any of its long-lived assets.

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




Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

When used in this report, the words such as "estimate," "believe," "project," "anticipates" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements, which include the Company's statements about the level of anticipated expenses during 2002 and its liquidity position are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and the Company disclaims any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contemplated herein, or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to the Company's growth and operating strategies;
(iii) loss or retirement of key members of management; (iv) increase in interest rates of the Company's cost of borrowing, or a default under any material debt agreement; (v) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (vi) loss of customers;(vii) inability to achieve future sales; (viii) the unavailability of sufficient funds for operations or capital expenditures; and (ix) inability to introduce new products as planned. Many of such factors are beyond the control of the Company. Please refer to the Company's SEC Form 10-K for its fiscal year ended December 31, 2001 for additional cautionary statements.
-------------------------------------------------------------------------------

                 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK
-------------------------------------------------------------------------------

No significant changes in market risk have occurred since December 31, 2001. Please refer to the Company's SEC Form 10-K for its fiscal year ended December 31, 2001 for additional discussions on market risks.
                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.
         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                            Location if other
          No.     Title of Document                      than attached hereto

         3.01*    Certificate of Incorporation      Amendment No. 1 to Form S-1,
                                                       filed October 24, 1997

         3.02     Amended Bylaws

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

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

ZEVEX INTERNATIONAL, INC.

Dated:  May 10, 2002
                                     By   /s/ David J. McNally
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

                                      By   /s/ Phillip L. McStotts
                                        Phillip L. McStotts, Secretary
                                        (Principal Financial Officer)