Form 10-Q
period 2002-06-30
ZEVEX INTERNATIONAL INC
filed 2002-08-08
CIK 827056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from .................to.................

                         Commission file number 001-1296

                            ZEVEX INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)

          DELAWARE                                            87-0462807
-------------------------------                          ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2002, the Company had outstanding 3,415,197 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. ("ZEVEX" or the "Company") files herewith balance sheets of the Company as of June 30, 2002, and December 31, 2001, and the related statements of operations and cash flows for the respective three month and six month periods ended June 30, 2002 and 2001. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Annual Report of the Company on Form 10-K for the year ended December 31, 2001.

                                    ZEVEX INTERNATIONAL, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                                            June 30,              December 31,
                                                              2002                    2001
                                                           (unaudited)
                                                    ----------------------  ----------------------
          ASSETS

Current assets
     Cash and cash equivalents                                $ 1,268,793             $ 1,028,086
     Restricted cash for sinking fund payment on IDB               35,452                  93,076
     Accounts receivable, net                                   4,085,555               5,748,578
     Inventories                                                6,472,499               7,272,842
     Marketable securities                                              -                 219,899
     Deferred income taxes                                        332,056                 568,387
     Income taxes receivable                                      385,543                 418,506
     Prepaid expenses and other current assets                   215,386                  62,662
                                                                 --------                 ------
     Total current assets                                      12,795,284              15,412,036

     Property and equipment, net                                7,147,091               7,688,088
     Patents, trademarks and acquisition costs, net               328,091                 342,746
     Goodwill, net                                             10,154,757              10,154,757
     Other assets                                                 58,440                  41,519
                                                                  -------                 ------
     Total assets                                            $30,483,663             $33,639,146
                                                             ============            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                           $ 901,341             $ 1,711,429
     Other accrued expenses                                       612,521                 563,067
     Bank line of credit                                           69,794               1,713,610
     Current portion of industrial development bond               100,000                 100,000
     Payable related to business acquisition and
        convertible debt, short-term                            3,735,172               1,143,390
     Current portion of other long-term debt                    1,465,496                 524,381
     Current portion of capital leases                           170,270                 162,783
                                                                 --------                -------
     Total current liabilities                                  7,054,594               5,918,660

     Deferred income taxes                                        266,252                 276,734
     Industrial development bond                                1,400,000               1,500,000
     Convertible debt, long-term                                        -               3,001,970
     Other long-term debt                                         409,430               1,608,330
     Capital lease obligation                                     214,003                 301,051

STOCKHOLDERS' EQUITY
     Common stock; $.001 par value, authorized
        10,000,000 shares, 3,440,197 issued and 3,415,197
        outstanding at June 30, 2002 and December 31, 2001          3,440                   3,440
     Additional paid in capital                                16,290,452              16,290,452
     Unrealized gain on marketable securities, net                      -                  20,177
     Treasury stock, 25,000 shares at cost                       (60,956)                (60,956)
     Retained earnings                                          4,906,448               4,779,288
                                                               ----------              ---------
     Total stockholders' equity                                21,139,384              21,032,401
                                                              -----------              ----------
     Total liabilities and stockholders' equity               $30,483,663             $33,639,146
                                                             ============             ===========

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three months ended                        Six months ended
                                                                     June 30,                                 June 30,
                                                            2002             2001                 2002                       2001
                                                         (unaudited)      (unaudited)          (unaudited)               (unaudited)
                                                     ------------------   --------------      --------------          --------------
                                                     ------------------   --------------      --------------          --------------
Revenue:
     Product sales                                        $ 5,500,621     $ 7,259,523         $ 11,428,552              $ 14,290,970
     Engineering services                                     303,820         311,109              471,543                   672,081
                                                             --------        --------             --------                   -------
     Total revenue                                          5,804,441       7,570,632           11,900,095                14,963,051

     Cost of sales                                          3,543,255       4,829,581            7,199,256                 9,332,303
                                                           ----------      ----------           ----------                 ---------
Gross profit                                                2,261,186       2,741,051            4,700,839                 5,630,748

Operating expenses:
     General and administrative                             1,498,434       1,512,462            2,964,838                 3,048,452
     Selling and marketing                                    594,907         684,764            1,274,926                 1,325,541
     Research and development                                  48,837          83,914              128,416                   206,174
     Goodwill amortization                                          -         133,358                    -                   266,634
                                                                   --        --------                   --                   -------
Total operating expenses                                    2,142,178       2,414,498            4,368,180                 4,846,801

Operating income                                              119,008         326,553              332,659                   783,947

Other income (expense):
     Interest and other income                                 12,585           2,266               13,189                     3,592
     Interest expense                                        (155,970)       (277,065)           (306,608)                 (586,271)
     Gain on sale of marketable securities                          -               -               38,079                    40,978
                                                                   --              --              -------                    ------
Income (loss) before income taxes                             (24,377)         51,754               77,319                   242,246

Benefit (provision for) income taxes                            29,161        (62,202)              49,841                 (165,233)
                                                               -------       --------              -------                 ---------

Net income (loss)                                              $ 4,784      $ (10,448)           $ 127,160                  $ 77,013
                                                              ========      ==========           ==========                 ========


Basis net income (loss) per share                               $ 0.00        $ (0.00)               $ 0.04                   $ 0.02
                                                                =======       ========               =======                  ======

Weighted average shares outstanding                           3,415,197      3,440,197             3,415,197               3,440,197
                                                              ==========     ==========           ==========               =========

Diluted net income (loss) per share                               $ 0.00       $ (0.00)               $ 0.04                  $ 0.02
                                                                 =======       ========              =======                  ======

Diluted weighted average shares outstanding                    3,420,105      3,440,197            3,419,820               3,448,957
                                                              ==========     ==========           ==========               =========


                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                     2002                     2001
                                                                            ----------------------   ---------------------
                                                                            ----------------------   ---------------------
Cash flows from operating activities                                               $ 127,160                $ 77,013
Adjustments to reconcile net income to net cash provided
   by operating activities
     Depreciation and amortization                                                   797,797               1,029,141
     Deferred income taxes                                                           237,853                  45,015
     Realized gain on marketable securities                                         (38,079)                (40,978)
     Changes in operating assets and liabilities:
        Restricted cash for sinking fund payment
           on industrial development bond                                             57,624                  56,200
        Accounts receivable                                                        1,663,023               1,270,615
        Inventories                                                                  800,343               1,223,642
        Prepaid expenses                                                            (152,724)                 (2,987)
        Other assets                                                                 (16,921)                  9,236
        Accounts payable                                                            (810,088)               (613,093)
        Accrued and other liabilities                                                  49,454                 (1,869)
        Income taxes receivable/payable                                                32,963                   2,983
                                                                                      -------                   -----

Net cash provided by operating activities                                           2,748,405               3,054,918
                                                                                    ----------              ---------

Cash flows from investing activities
Purchase of property and equipment                                                   (242,145)               (807,684)
Additions of patents and trademarks                                                         -                  (6,338)
Redemption of available-for-sale marketable securities                                 225,797                 127,221
                                                                                      --------                 -------

Net cash used in investing activities                                                 (16,348)               (686,801)
                                                                                      --------               ---------

Cash flows from financing activities
Proceeds from capital lease and long-term debt                                               -               2,500,000
Payments on capital lease and long-term debt                                          (337,346)               (193,896)
Payments on business acquisition debt                                                 (410,188)                      -
Repayment on industrial development bond                                              (100,000)               (100,000)
Repayment of bank line of credit                                                    (1,643,816)             (4,077,256)
Proceeds from exercise of stock options                                                      -                      665
                                                                                            --                      ---

Net cash used in financing activities                                               (2,491,350)             (1,870,487)
                                                                                    -----------             -----------

Net increase in cash and cash equivalents                                               240,707                 497,630

Cash and cash equivalents at beginning of period                                      1,028,086                 327,157
                                                                                     ----------                 -------

Cash and cash equivalents at end of period                                          $ 1,268,793               $ 824,787
                                                                                    ============               =========


Supplemental disclosure:
Non-cash activities
Unrealized loss on available-for-sale marketable securities                                $ -                $ (23,201)
                                                                                           ====               ==========

                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

1.  Summary of Significant Accounting Policies

Description of Organization and Business

The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to ZEVEX International, Inc. on August 15, 1988. In November 1997, the Company reincorporated in Delaware. In December 1998, the Company acquired an additional product line and completed the acquisition of two additional subsidiaries. Additionally, the Company acquired a product line from Nestle USA, Inc. in April of 2000. The Company, through its divisions and subsidiaries, engages in the business of designing, manufacturing and distributing medical devices. Recently, ZEVEX renamed its three primary business divisions. Its Applied Technology business division designs and manufactures advanced medical components and systems for other medical technology companies through its ZEVEX, Inc. subsidiary. Its Physical Evaluation business division designs, manufactures and markets industry leading physical evaluation testing systems though its JTech Medical Industries, Inc. subsidiary. Its Therapeutics business division designs, manufactures and markets enteral nutrition delivery devices through its ZEVEX, Inc. subsidiary.

Principles of Consolidation


The consolidated financial statements at June 30, 2002 include the accounts of the Company and its wholly owned operating subsidiaries: ZEVEX, Inc. and JTech Medical Industries, Inc. (JTech). The consolidated statement of operations for the three months and six months ended June 30, 2001 also includes the results of operations of its former subsidiary, Aborn Electronics, Inc. (Aborn). During December 2001, the corporate shell of Aborn was sold to a related party. The Company retained certain manufacturing rights, cash, accounts receivable, equipment, and inventory, which now are included within the subsidiary, ZEVEX, Inc. For additional information regarding this transaction refer to the Company's 2001 Annual Report on SEC Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation.


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


In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods may not be indicative of the results of operations to be expected for a full year.


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

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach, rather than the undiscounted cash flows approach previously required by SFAS No. 121. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 or SFAS No. 144 (see below). The Company has adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 provides a six-month period from the effective date of adoption for the Company to complete Step 1 (determining and comparing the fair value of the Company's reporting units to their carrying values) of the transitional impairment test. Step 2 involves the calculation of the implied fair value of goodwill and must be completed by December 31, 2002. The Company has completed Step 1 of the impairment assessment. Based upon the Company's valuation procedures, the Company has determined that the fair value of the reporting units exceeds the carrying value including goodwill, as such the Company is not required to complete Step 2 of the impairment assessment and no impairment loss is recognized.

As of June 30, 2002, the Company's gross goodwill balance is $11,603,600 with accumulated amortization of $1,448,843. The adoption of SFAS No. 142 will reduce the Company's amortization expense by approximately $533,000 annually beginning in 2002, due to the nonamortization of goodwill. Amortization expense for goodwill for the three months ended June 30, 2001 was $133,358, and $266,634 for the six months ended June 30, 2001. Adjusted net income and net income per common share for the three and six months ended June 30, 2001 compared to the actual results for the three and six months ended June 30, 2002 is as follows:



                                             For Three Months Ended June 30          For Six Months Ended June 30
                                                2002                2001               2002               2001
                                          ------------------ ------------------- ------------------ ------------------
                                          ------------------ ------------------- ------------------ ------------------
Reported net income (loss)                         $  4,784          $ (10,448)          $ 127,160           $ 77,013
Goodwill amortization                                    --             133,358                 --            266,634
                                          -----------------             -------  -----------------            -------
Adjusted net income                                $  4,784           $ 122,910          $ 127,160          $ 343,647
                                                   ========           =========          =========          =========

Basic net income per share reported                 $   .00             $   .00            $   .04            $   .02
Goodwill amortization                                    --                 .04                 --                .08
                                          -----------------       -------------    -----------------     -------------
Adjusted                                            $   .00             $   .04            $   .04            $   .10
                                                    =======             =======            =======            =======

Diluted net income per share reported               $   .00             $   .00            $   .04            $   .02
Goodwill amortization                                    --                 .04                 --                .08
                                          -----------------  -------------  ---  -----------------  ------------- ---
Adjusted                                            $   .00             $   .04            $   .04            $   .10
                                                    =======             =======            =======            =======

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


In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. It is not anticipated that the adoption of this statement will have a material impact on the consolidated financial position, consolidated results of operations or liquidity of the Company.


In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. It is not anticipated that the adoption of this statement will have a material impact on the consolidated financial position, consolidated results of operations or liquidity of the Company.

2.  Bank Line of Credit

In 2002, the Company renewed its line of credit arrangement with a financial institution with availability of $6 million. The line matures on May 28, 2003. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 4.75% at June 30, 2002 and December 31, 2001. The Company's balance on its line of credit was $69,794 at June 30, 2002 and $1,713,610 at December 31, 2001. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants.

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

4.   Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the three months and six months ending June 30, 2002, the Company did not have any other elements of comprehensive income. Therefore, comprehensive income equaled net income. For the three months ending June 30, 2001, the Company's comprehensive loss was $2,172 (net of tax effect) less than the net loss reported on the Company's financial statements. For the six months ending June 30, 2001, the Company's comprehensive income was $14,546 (net of tax effect) lower than net income reported on the Company's financial statements.

5. Inventories

Inventories consist of the following:
                                                        June 30, 2002      December 31, 2001
                                                      ------------------------------------------

Materials                                                $    2,903,756     $    3,355,793
Work in progress                                              1,225,786          1,241,034
Finished goods, including completed subassemblies             2,342,957          2,676,015
                                                      ------------------------------------------
                                                         $    6,472,499     $    7,272,842
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

-------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


General


ZEVEX, through its divisions and subsidiaries, engages in the business of designing, manufacturing and distributing medical devices. Recently, ZEVEX renamed its three primary business divisions. Its Applied Technology business division designs and manufactures advanced medical components and systems for other medical technology companies. Its Physical Evaluation business division designs, manufactures and markets industry leading physical evaluation testing systems. Its Therapeutics business division designs, manufactures and markets award-winning enteral nutrition delivery devices. See Note 1 of the Financial Statements, Description of Organization and Business for more information.


Results of Operations


ZEVEX' revenues for the second quarter of 2002 decreased to $5,804,441 from $7,570,632 for the second quarter of 2001, a decrease of approximately 23%. For the first six months of 2002, revenue decreased 20% to $11,900,095 from $14,963,051 for the six months ended June 30, 2001. In the second quarter of 2002, 66% of ZEVEX' revenue was derived from proprietary products sold by ZEVEX, in comparison to 58% in 2001, and 62% for the first six months of 2002, compared to 60% for the six months ended June 30, 2001. Sales of ZEVEX' Therapeutic business products accounted for approximately 50% of total revenues for the three months ended June 30, 2002, compared to 45% for the three months ended June 30, 2001, and 47% for the first six months of 2002, compared to 48% for the six months ended June 30, 2001. Sales of ZEVEX' Physical Evaluation products accounted for approximately 15% of total revenues for the three months ended June 30, 2002, compared to 13% for the three months ended June 30, 2001, and 15% for the first six months of 2002, compared to 12% for the six months ended June 30, 2001. Thirty-five percent of ZEVEX' revenues during the second quarter 2002 were derived from its Applied Technology business, compared to 42% in 2001, and 38% for the first six months of 2002, compared to 40% for the six months ended June 30, 2001.

The decrease in revenues for the second quarter of 2002 and for the first six months of 2002 is largely due to (1) the delay of several orders for contract-manufactured products, including those related to a customer during its corporate reorganization through a spin-off from its parent, a customer which has been reducing inventory levels and safety stock, and a customer which has delayed orders due to technical issue not involving ZEVEX, (2) the scheduling of private-label enteral feeding pump orders for a European customer, and (3) decline in orders for stationary enteral nutrition delivery pump disposable sets. As of the date of this report, however, scheduled shipments of surgical handpieces have increased compared to the first six months of 2002, and the Company has experienced an increase in orders for private label enteral feeding pumps from the European customer mentioned above. The Company recently began a new time and materials development program for a mobile organ perfusion system. Additionally, the Company is also in the process of completing the development of three new surgical handpieces, which it expects will be followed by production orders. The Company is also currently developing several new ultrasonic and optoelectronic products for certain customers. While these developments are encouraging, there is no assurance that the products and applications under development will result in manufacturing sales for the Company. Additionally, because scheduled shipments may in certain cases be cancelled or postponed without penalty, improvements in scheduled shipments may prove to be temporary and not continue for the remainder of the Company's fiscal year.


ZEVEX' gross profit as a percentage of revenues was approximately 39% for the second quarter of 2002, compared to 36% for the second quarter of 2001. Gross profit for the six months ended June 30, 2002 was approximately 40% compared to 38% for the same six month period of 2001. Management attributes the slight increase in gross profit percentage from 2001 to 2002 to the particular product mix delivered during the quarter.


Selling, general and administrative expenses decreased slightly during the second quarter of 2002 to $2,093,341, as compared to $2,197,226, for the second quarter of 2001. For the six months ended June 30, 2002 selling, general and administrative expenses decreased to $4,239,764, as compared to $4,373,993 for the same six month period of 2001. The Company is continuing its investment in building its domestic sales force for the Physical Evaluation and Therapeutics divisions, and its efforts to grow international sales of all product lines.


As of June 30, 2002, ZEVEX had two full-time engineers engaged in research and development, and had several other designers and engineers, including independent contractors, contributing to research and development projects. During the second quarter of 2002, ZEVEX invested $48,837 in research and development, compared to $83,914 in the second quarter 2001. For the six months ended June 30, 2002, ZEVEX invested $128,416 in research and development, compared to $206,174 for the six months ended June 30, 2001. The Company is continuing its efforts to develop and introduce new proprietary products and is currently planning new product introductions during the next fiscal year. Additionally, the Company is investing in developing proprietary component
technologies for its contract manufacturing services.   Management anticipates
that research and development expenses for 2002 will be approximately 2% of total revenues.


For the second quarter of 2002, ZEVEX had net income of $4,784, 0.1% of revenues compared to a net loss of $10,448, for the second quarter of 2001. The increase in net income during the second quarter of 2002, as compared to the second quarter of 2001, is due to a number of factors, including, (1) higher gross profit associated with the ZEVEX' product mix (2) a reduction in interest expense from $277,065 to $155,970, due to decreased debt and interest rates, (3) nonamortization of goodwill amortization under SFAS No. 142, which was adopted as of January 1, 2002. However, the impact of these cost reductions was reduced by lower revenue during the second quarter of 2002. Net income for the six months ended June 30, 2002, increased to $127,160, or 1.0% of revenues, from $77,013, or 0.5% of revenues for the six months ended June 30, 2001. The increase in net income during the first six months of 2002, as compared to the first six months of 2001, is due to a number of factors, including, (1) higher gross profit associated with the ZEVEX' product mix, (2) a reduction in interest expense from $586,271 to $306,608, due to decreased debt and interest rates, (3) nonamortization of goodwill amortization under SFAS No. 142, which was adopted as of January 1, 2002, (4) the tax benefit derived from a capital loss which, for the State of Utah, was treated as a net operating loss carryback for income tax purposes. However, the impact of these cost reductions was reduced by lower revenue during the first half of 2002.

Depreciation and amortization expenses decreased to $401,430 in the second quarter 2002 from $513,886 in the second quarter 2001, and to $797,797 for the first six months of 2002, from $1,029,141 for the first six months of 2001. The decrease is due to the elimination of goodwill amortization as of January 1, 2002 with the adoption of SFAS No. 142. See Note 2 of the Financial Statements for more information on the effect of this change.

ZEVEX had an income tax benefit of $29,161 in the second quarter of 2002 compared to an income tax expense of $62,202 for the first quarter of 2001. The decrease from 2001 to 2002 is primarily due to a refund generated by a capital loss that was treated as a net operating loss for state income tax purposes.

As of June 30, 2002, ZEVEX' backlog of customer orders was $3,716,000, as compared to $5,754,000 on June 30, 2001. Management estimates that approximately 90% of the backlog will be shipped before December 31, 2002. During the first half of 2002, some of ZEVEX' contract manufacturing customers have shortened their forecasting visibility and subsequently, the schedule of deliveries on each purchase order. Management does not believe that this reflects an overall decrease in demand, and is only an indication that some customers are controlling inventory expense. ZEVEX' backlog is for contract manufacturing only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by its customers.

Liquidity and Capital Resources

ZEVEX' primary sources of liquidity have consisted of cash flow from operations, borrowings under its revolving line of credit and other financial arrangements described below. In prior years, ZEVEX also has increased working capital through the issuance of stock and may do so in the future.

Cash flows provided from operating activities for the first six months of 2002 were $2,748,405 compared to cash flows provided from operating activities for the first six months of 2001 of $3,054,918. In 2002, cash provided by operating activities was primarily associated with reduction of accounts receivable due to improved collection procedures and reduction in inventories as ZEVEX recognized the benefit of its manufacturing resource planning software.

ZEVEX' working capital at June 30, 2002 was $5,740,690, compared to $7,221,255 at June 30, 2001. ZEVEX' decrease in working capital was primarily due to the reduction in current assets of accounts receivable and inventories used for debt reduction and the classification as current of the Term Loan secured by its manufacturing facility because it is due May 15, 2003. The portion of working capital represented by cash and short-term investments at such dates was $1,268,793, and $824,787 respectively. The ratio of current assets to current liabilities increased to 1.81 to 1 at June 30, 2002, from 1.70 to 1 at June 30, 2001.

ZEVEX has a $6,000,000 open line of credit arrangement with a financial institution. The line matures on May 28, 2003. The line of credit is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate. ZEVEX owed $69,794 on the line of credit at June 30, 2002 and $1,713,610 at December 31, 2001. Management expects to renew the existing line of credit upon its expiration.


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

On March 15, 2001, ZEVEX entered into a Secured Financing Agreement with a bank for the amount of $1,500,000. The agreement is secured by ZEVEX' enteral feeding pumps, which were purchased from Nestle and are now manufactured by ZEVEX. The proceeds from the agreement were used to reduce ZEVEX' line of credit balance. The agreement has a 36-month term, is due on February 15, 2004, and bears interest at a rate of 8.24%. ZEVEX owed $919,532 on the agreement at June 30, 2002.

On April 18, 2001, ZEVEX entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by ZEVEX' manufacturing facility. The proceeds from the Promissory Note were used to reduce ZEVEX' line of credit balance. The note is due on May 15, 2003 and is amortized over a fifteen-year term at the interest rate of 8.5%. ZEVEX owed $956,272 on the Term Loan Agreement at June 30, 2002.

In 1997, ZEVEX completed construction of its new 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was approximately $2,591,177. In 1996, ZEVEX negotiated a $2.0 million Industrial Development Bond ("IDB") to finance this construction. As of June 30, 2002, the remaining principal balance on the IBD was $1,500,000. During the first the first six months of 2002, the interest paid monthly ranged from 1.45% to 2.03% (APR).

ZEVEX, in conjunction with certain 1998 business acquisitions, issued convertible debentures in the aggregate amount of $5,447,188. As of June 30, 2002 the remaining balance on the debentures was $3,512,970. The principle payments on the debentures will be paid in the following amounts, $258,000 was paid in July 2002, $258,000 to be paid in October 2002, $2,046,970 in January 2003, and the remaining balance of $950,000 in April 2003. All or part of the outstanding principal of each debenture is convertible at the holder's option into ZEVEX' Common Stock at a rate of $11.00 per share at any time prior to maturity of the debentures.


ZEVEX' purchases of leasehold improvements to its facilities, self-constructed enteral feeding pumps, MRP software system and new engineering, production and testing equipment, and tooling totaled $242,145 for the first six months of 2002, compared to $807,684 for the first six months of 2001. ZEVEX expects to spend approximately $500,000 during the remainder of 2002 for additional manufacturing equipment and software, for normal replacement of aging equipment, equipment for lease, and manufacturing tooling related to its proprietary products. ZEVEX also expects to invest approximately $400,000 in the research and development of new proprietary products during the second half of 2002.

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

Under SFAS No. 142, ZEVEX no longer amortizes its goodwill. However, ZEVEX is required to assess goodwill for impairment at least annually at a level within ZEVEX referred to as a reporting unit, as defined by SFAS No. 142. Impairment of goodwill is deemed to exist when the carrying amount of the goodwill for the reporting unit exceeds its implied fair value. In order to determine if such impairment exists, ZEVEX is required to complete Step 1 (determining and comparing the fair value of the reporting units to the reporting units' carrying value) impairment test. In the year of adoption, ZEVEX is required to complete Step 1 within six months of adopting SFAS No. 142. If Step 1 of the goodwill impairment test is failed in any of ZEVEX' reporting units, thereby indicating a potential impairment, ZEVEX is required to complete Step 2 of the impairment test as soon as possible. In the year of adoption, this is required to be completed no later than the end of the year of adoption (December 31, 2002 for ZEVEX). Under Step 2, ZEVEX is required to calculate the implied fair value of goodwill and compare it to the carrying value of goodwill. ZEVEX has completed Step 1 of the impairment assessment. Based upon ZEVEX' valuation procedures, ZEVEX has determined that the fair value of the reporting units exceeds the carrying value including goodwill, as such ZEVEX is not required to complete Step 2 of the impairment assessment and no impairment loss is recognized.

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


Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995


When used in this report, the words such as "estimate," "believe," "project," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements, which include the Company's statements about the level of anticipated expenses during 2002 and its liquidity position are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and the Company disclaims any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company not to achieve the benefits contemplated herein, or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to the Company's growth and operating strategies;
(iii) loss or retirement of key members of management; (iv) increase in interest rates of the Company's cost of borrowing, or a default under any material debt agreement; (v) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (vi) loss of customers; (vii) inability to achieve future sales; (viii) the unavailability of sufficient funds for operations or capital expenditures; and (ix) inability to introduce new products as planned. Many of such factors are beyond the control of the Company. Please refer to the Company's SEC Form 10-K for its fiscal year ended December 31, 2001 for additional cautionary statements.



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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                   Location if other
          No.     Title of Document                than attached hereto
         ------   -----------------                --------------------

         3.01*    Certificate of Incorporation     Amendment No. 1 to Form S-1,
                                                   filed October 24, 1997

         3.02*    Amended Bylaws                   March 31, 2002 Form 10Q
                                                   filed May 10, 2002

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.


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

ZEVEX INTERNATIONAL, INC.

Dated:  August 8, 2002
                                     By   /s/ David J. McNally
                                         --------------------------
                                         David J. McNally, CEO
                                        (Chief Executive Officer)

                                     By  /s/ Phillip L. McStotts
                                        ------------------------------
                                        Phillip L. McStotts, Secretary
                                        (Principal Financial Officer)