Form 10-Q
period 2002-09-30
ZEVEX INTERNATIONAL INC
filed 2002-11-12
CIK 827056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) Yes      No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2002, the Company had outstanding 3,415,197 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. ("ZEVEX" or the "Company") files herewith balance sheets of the Company as of September 30, 2002, and December 31, 2001, and the related statements of operations and cash flows for the respective three month and nine month periods ended September 30, 2002 and 2001. In the opinion of the Company's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Annual Report of the Company on Form 10-K for the year ended December 31, 2001.

                                                ZEVEX INTERNATIONAL, INC.
                                               CONSOLIDATED BALANCE SHEETS



                                                                                         September 30,     December 31,
                                                                                             2002              2001
                                                                                          (unaudited)
                                                                                        ---------------- -----------------
                                    ASSETS

Current assets
     Cash and cash equivalents                                                              $ 1,198,971       $ 1,028,086
     Restricted cash for sinking fund payment on IDB                                             68,785            93,076
     Accounts receivable, net                                                                 4,378,743         5,748,578
     Inventories                                                                              6,298,649         7,272,842
     Marketable securities                                                                            -           219,899
     Deferred income taxes                                                                      311,249           568,387
     Income taxes receivable                                                                    354,461           418,506
     Prepaid expenses and other current assets                                                  58,020            62,662
     Total current assets                                                                    12,668,878        15,412,036

     Property and equipment, net                                                              6,764,396         7,688,088
     Patents, trademarks and acquisition costs, net                                             322,607           342,746
     Goodwill, net                                                                           10,154,757        10,154,757
     Other assets                                                                               30,123             41,519
     Total assets                                                                         $ 29,940,761       $ 33,639,146

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                       $ 1,066,546       $ 1,711,429
     Other accrued expenses                                                                     611,839           563,067
     Bank line of credit                                                                              -         1,713,610
     Current portion of industrial development bond                                             100,000           100,000
     Payable related to business acquisition and
        convertible debt, short-term                                                          3,219,172         1,143,390
     Current portion of other long-term debt                                                  1,467,217           524,381
     Current portion of capital leases                                                         174,142           162,783
     Total current liabilities                                                                6,638,916         5,918,660

     Deferred income taxes                                                                      262,667           276,734
     Industrial development bond                                                              1,400,000         1,500,000
     Convertible debt, long-term                                                                      -         3,001,970
     Other long-term debt                                                                       274,550         1,608,330
     Capital lease obligation                                                                   168,988           301,051

STOCKHOLDERS' EQUITY
     Common stock; $.001 par value, authorized
        10,000,000 shares, 3,440,197 issued and 3,415,197
        outstanding at September 30, 2002 and December 31, 2001                                   3,440             3,440
     Additional paid in capital                                                              16,290,452        16,290,452
     Unrealized gain on marketable securities, net                                                    -            20,177
     Treasury stock, 25,000 shares at cost                                                      (60,956)         (60,956)
     Retained earnings                                                                       4,962,704          4,779,288
     Total stockholders' equity                                                             21,195,640         21,032,401
     Total liabilities and stockholders' equity                                           $ 29,940,761       $ 33,639,146

                                                 ZEVEX INTERNATIONAL, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three months ended                  Nine months ended
                                                              September 30,                       September 30,
                                                           2002              2001              2002             2001
                                                       (unaudited)       (unaudited)       (unaudited)      (unaudited)
                                                     ----------------- ----------------- ----------------------------------
                                                     ----------------- ----------------- ----------------------------------
Revenue:
     Product sales                                       $ 5,930,711       $ 6,621,4641     $ 17,359,263      $ 20,912,434
     Engineering services                                    594,559            277,833        1,066,102           949,914
     Total revenue                                         6,525,270          6,899,297       18,425,365        21,862,348

     Cost of sales                                         4,111,232         4,558,593        11,310,488       13,890,896
Gross profit                                               2,414,038         2,340,704         7,114,877        7,971,452

Operating expenses:
     General and administrative                             1,434,841         1,438,634         4,399,679        4,487,086
     Selling and marketing                                    710,533           707,415         1,985,459        2,032,956
     Research and development                                  50,287           173,688           178,703          379,862
     Goodwill amortization                                          -           133,439                 -          400,073
Total operating expenses                                    2,195,661         2,453,176         6,563,841        7,299,977

Operating income (loss)                                       218,377          (112,472)          551,036          671,475

Other income (expense):
     Interest and other income                                  1,200            19,686            14,389           23,278
     Interest expense                                        (137,471)         (227,348)         (444,079)        (813,619)
     Gain on sale of marketable securities                          -                 -            38,079           40,978
     Other than temporary impairment loss
      on available for sale marketable securities                  -           (917,628)               -          (917,628)
Income (loss) before income taxes                              82,106        (1,237,762)          159,425         (995,516)

Benefit (provision for) income taxes                          (25,850)         428,133            23,991          262,900

Net income (loss)                                           $ 56,256         $ (809,629)       $ 183,416        $ (732,616)


Basis net income (loss) per share                             $ 0.02            $ (0.24)          $ 0.05           $ (0.21)

Weighted average shares outstanding                         3,415,197          3,431,372         3,415,197        3,437,180

Diluted net income (loss) per share                           $ 0.02            $ (0.24)          $ 0.05           $ (0.21)

Diluted weighted average shares outstanding                 3,415,287         3,431,372         3,417,314        3,437,180

                                           ZEVEX INTERNATIONAL, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     Nine months ended
                                                                                      September 30,
                                                                                  2002              2001
                                                                             ----------------  ----------------
                                                                             -----------------  ---------------
Cash flows from operating activities
Net income (loss)                                                                  $ 183,416        $ (732,616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
     Depreciation and amortization                                                 1,201,193         1,539,369
     Deferred income taxes                                                           255,075          (268,878)
     Realized gain on marketable securities                                          (38,079)          (40,978)
     Other than temporary loss on available for sale
        marketable securities                                                              -           917,628
     Changes in operating assets and liabilities:
        Restricted cash for sinking fund payment
           on industrial development bond                                             24,291            30,814
        Accounts receivable                                                        1,369,835         1,340,191
        Inventories                                                                  974,193         1,817,826
        Prepaid expenses                                                              (6,500)          (59,862)
        Other assets                                                                  22,538           (14,230)
        Accounts payable                                                            (644,883)       (1,037,240)
        Accrued and other liabilities                                                 48,772             1,385
        Income taxes receivable/payable                                              64,045           (161,758)

Net cash provided by operating activities                                          3,453,896         3,331,651

Cash flows from investing activities
Purchase of property and equipment                                                  (257,362)       (1,010,020)
Additions of patents and trademarks                                                        -           (14,907)
Redemption of available-for-sale marketable securities                              225,797           127,221

Net cash used in investing activities                                                (31,565)         (897,706)

Cash flows from financing activities
Proceeds from capital lease and long-term debt                                             -         2,500,000
Payments on capital lease and long-term debt                                        (511,648)         (351,929)
Payments on business acquisition debt                                               (926,188)         (777,798)
Repayment on industrial development bond                                            (100,000)         (100,000)
Repayment of bank line of credit                                                  (1,713,610)       (3,076,006)
Purchase of treasury stock                                                                 -           (60,956)
Proceeds from exercise of stock options                                                   -               665

Net cash used in financing activities                                             (3,251,446)       (1,866,024)

Net increase in cash and cash equivalents                                            170,885           567,921

Cash and cash equivalents at beginning of period                                  1,028,086           327,157

Cash and cash equivalents at end of period                                      $ 1,198,971         $ 895,078

                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

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

Principles of Consolidation


The consolidated financial statements at September 30, 2002 include the accounts of the Company and its wholly owned operating subsidiaries: ZEVEX, Inc. and JTech Medical Industries, Inc. (JTech). The consolidated statements of operations for the three months and nine months ended September 30, 2001 also includes the results of operations of its former subsidiary, Aborn Electronics, Inc. (Aborn). During December 2001, the corporate shell of Aborn was sold to a related party. The Company retained certain manufacturing rights, cash, accounts receivable, equipment, and inventory, which now are included within the subsidiary, ZEVEX, Inc. For additional information regarding this transaction refer to the Company's 2001 Annual Report on SEC Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation.


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

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach, rather than the undiscounted cash flows approach previously required by SFAS No. 121. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 or SFAS No. 144 (see below). The Company has adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 provides a six-month period from the effective date of adoption for the Company to complete Step 1 (determining and comparing the fair value of the Company's reporting units to their carrying values) of the transitional impairment test. Step 2 involves the calculation of the implied fair value of goodwill and must be completed by December 31, 2002. The Company has completed Step 1 of the impairment assessment. Based upon the Company's valuation procedures, the Company has determined that the fair value of the reporting units exceeds the carrying value including goodwill. As such the Company is not required to complete Step 2 of the impairment assessment and no impairment loss has been recognized.

As of September 30, 2002, the Company's gross goodwill balance is $11,603,600 with accumulated amortization of $1,448,843. The adoption of SFAS No. 142 will reduce the Company's amortization expense by approximately $533,000 annually beginning in 2002, due to the nonamortization of goodwill. Amortization expense for goodwill for the three months ended September 30, 2001 was $133,439, and $400,073 for the nine months ended September 30, 2001. Adjusted net income and net income per common share for the three and nine months ended September 30, 2001 compared to the actual results for the three and nine months ended September 30, 2002 are as follows:



                                                 For Three Months Ended                 For Nine Months Ended
                                                      September 30                           September 30
                                                2002                2001               2002               2001
                                          ------------------ ------------------- ------------------ ------------------
                                          ------------------ ------------------- ------------------ ------------------
Reported net income (loss)                        $  56,256         $ (809,629)          $ 183,416        $ (732,616)
Goodwill amortization                                                   133,439                 --            400,073
                                          ----------------   -----      -------  -----------------  -----     -------
                                                         --
Adjusted net income                               $  56,256         $ (676,190)          $ 183,416        $ (332,543)
                                                  =========         ===========          =========        ===========

Basic net income per share reported                 $   .02           $   (.24)            $   .05          $   (.21)
Goodwill amortization                                    --                 .04                 --                .12
                                          -----------------  -------------  ---  -----------------  ------------- ---
Adjusted                                            $   .02           $   (.20)            $   .05          $   (.09)
                                                    =======           =========            =======          =========

Diluted net income per share reported               $   .02           $   (.24)            $   .05          $   (.21)
Goodwill amortization                                    --                 .04                 --                .12
                                          -----------------  -------------  ---  -----------------  ------------- ---
Adjusted                                            $   .02           $   (.20)            $   .05          $   (.09)
                                                    =======           =========            =======          =========


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

2.  Bank Line of Credit

In 2002, the Company renewed its line of credit arrangement with a financial institution with availability of $6 million. The line matures on May 28, 2003. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 4.75% at September 30, 2002 and December 31, 2001. The Company's balance on its line of credit was $0 at September 30, 2002 and $1,713,610 at December 31, 2001. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants.

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

4.   Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the three months and nine months ending September 30, 2002, the Company did not have any other elements of comprehensive income. Therefore, comprehensive income equaled net income. For the three months ending September 30, 2001, the Company's comprehensive income was $18,810 (net of tax effect) higher than the net loss reported on the Company's financial statements. For the nine months ending September 30, 2001, the Company's comprehensive loss was $34,326 (net of tax effect) less than net income reported on the Company's financial statements.

5. Inventories

Inventories consist of the following:
                                                         September 30, 2002       December 31, 2001
                                                      -------------------------------------------------

Materials                                                $    2,981,718           $    3,355,793
Work in progress                                                970,184                1,241,034
Finished goods, including completed subassemblies             2,346,747                2,676,015
                                                      -------------------------------------------------
                                                         $    6,298,649           $    7,272,842
                                                      =================================================


6. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income
(loss) for the period by the weighted-average number of the Company's common shares outstanding.

Diluted net income (loss) per common share includes the dilutive effect of options in the weighted-average number of the Company's common shares outstanding as calculated using the treasury stock method.

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

Results of Operations

ZEVEX' revenues for the third quarter of 2002 decreased to $6,525,270 from $6,899,297 for the third quarter of 2001, a decrease of approximately 5%. For the first nine months of 2002, revenue decreased 16% to $18,425,365 from $21,862,348 for the nine months ended September 30, 2001. In the third quarter of 2002, 62% of ZEVEX' revenue was derived from proprietary products sold by ZEVEX, in comparison to 55% in 2001, and 62% for the first nine months of 2002, compared to 56% for the nine months ended September 30, 2001. Sales of ZEVEX' Therapeutic products accounted for approximately 49% of total revenues for the three months ended September 30, 2002, compared to 44% for the three months ended September 30, 2001, and 48% for the first nine months of 2002, compared to 45% for the nine months ended September 30, 2001. Sales of ZEVEX' Physical Evaluation products accounted for approximately 13% of total revenues for the three months ended September 30, 2002, compared to 11% for the three months ended September 30, 2001, and 14% for the first nine months of 2002, compared to 11% for the nine months ended September 30, 2001. Thirty-eight percent of ZEVEX' revenues during the third quarter 2002 were derived from its Applied Technology business, compared to 45% in 2001, and 38% for the first nine months of 2002, compared to 44% for the nine months ended September 30, 2001.


The decrease in revenues for the third quarter of 2002 compared to the third quarter of 2001 is largely due to (1) the delay of several orders for contract-manufactured products, including those related to a customer which has reorganized it corporate structure through a spin-out from its parent, a customer which has been reducing inventory levels and safety stock, and a customer which has delayed orders due to an issue not involving ZEVEX, and (2) the decline in orders for stationary enteral nutrition delivery pump disposable sets. The decrease in revenues for the first nine months of 2002 compared to the first nine months of 2001 is largely due to (1) the delay of several orders for contract-manufactured products, including those related to a customer which has reorganized it corporate structure through a spin-out from its parent, a customer which has been reducing inventory levels and safety stock, and a customer which has delayed orders due to an issue not involving ZEVEX, (2) the scheduling of private-label enteral feeding pump orders for a European customer, and (3) the decline in orders for stationary enteral nutrition delivery pump disposable sets. During the third quarter, however, scheduled shipments of surgical handpieces have increased compared to the first six months of 2002, and the Company has experienced an increase in orders for private label enteral feeding pumps from the European customer mentioned above. The Company recently began a new time and materials development program for a mobile organ perfusion system. Additionally, the Company is also in the process of completing the development of three new surgical handpieces, which it expects will be followed by production orders. The Company is also currently developing several new ultrasonic and optoelectronic sensor products for certain customers. While these developments are encouraging, there is no assurance that the products and applications under development will result in manufacturing sales for the Company. Additionally, because scheduled shipments may be cancelled or postponed without penalty in certain cases, improvements in scheduled shipments may prove to be temporary and not continue for the remainder of the Company's fiscal year.




ZEVEX' gross profit as a percentage of revenues was approximately 37% for the third quarter of 2002, compared to 34% for the third quarter of 2001. Gross profit for the nine months ended September 30, 2002 was approximately 39% compared to 36% for the same nine month period of 2001. Management attributes the slight increase in gross profit percentage from 2001 to 2002 to improvement in manufacturing and distribution efficiencies and the particular product mix delivered during the quarter and nine month periods.


Selling, general and administrative expenses decreased slightly during the third quarter of 2002 to $2,145,374, as compared to $2,146,049, for the third quarter of 2001. For the nine months ended September 30, 2002 selling, general and administrative expenses decreased to $6,385,138, as compared to $6,520,042 for the same nine month period of 2001. Although the Company has decreased certain general and administrative cost the Company is continuing its investment in building its domestic sales force for the Physical Evaluation and Therapeutics divisions, and its efforts to grow international sales of all product lines.

As of September 30, 2002, ZEVEX had two full-time engineers engaged in research and development, and had several other designers and engineers, including independent contractors, contributing to research and development projects. During the third quarter of 2002, ZEVEX invested $50,287 in research and development, compared to $173,688 in the third quarter 2001. For the nine months ended September 30, 2002, ZEVEX invested $178,703 in research and development, compared to $379,862 for the nine months ended September 30, 2001. The Company is continuing its efforts to develop and introduce new proprietary products and is currently planning new product introductions during the next fiscal year. Additionally, the Company is investing in developing proprietary component technologies for its contract manufacturing services. Management anticipates that research and development expenses for 2002 will be approximately 2% of total revenues.

For the third quarter of 2002, ZEVEX had net income of $56,256, approximately 1% of revenues compared to a net loss of $809,629, for the third quarter of 2001. The increase in net income during the third quarter of 2002, as compared to the third quarter of 2001, is due to a number of factors, including, (1) the one time impairment loss on marketable securities in the amount of $917,628 in the third quarter 2001, (2) higher gross profit achieved in the third quarter of 2002, (3) a reduction in interest expense from $227,348 to $137,471, due to decreased debt and interest rates, and (4) nonamortization of goodwill amortization under SFAS No. 142, which was adopted as of January 1, 2002. However, the impact of these changes was reduced by lower revenue during the third quarter of 2002. Net income for the nine months ended September 30, 2002, increased to $183,416, or 1% of revenues, compared to a net loss of $732,616, for the nine months ended September 30, 2001. The increase in net income during the first nine months of 2002, as compared to the first nine months of 2001, is due to a number of factors, including, (1) the one time impairment loss on marketable securities in the amount of $917,628 in the third quarter 2001, (2) higher gross profit achieved in the first nine months of 2002, (3) a reduction in interest expense from $813,619 to $444,079, due to decreased debt and interest rates, (4) nonamortization of goodwill amortization under SFAS No. 142, which was adopted as of January 1, 2002, and (5) the tax benefit derived from a capital loss which, for the State of Utah, was treated as a net operating loss carryback for income tax purposes and resulted in a refund recognized in 2002. However, the impact of these changes was reduced by lower revenue during the first nine months of 2002.

Depreciation and amortization expenses decreased to $403,396 in the third quarter 2002 from $510,228 in the third quarter 2001, and to $1,201,193 for the first nine months of 2002, from $1,539,369 for the first nine months of 2001. The decrease is due to the elimination of goodwill amortization as of January 1, 2002 with the adoption of SFAS No. 142. See Note 2 of the Financial Statements for more information on the effect of this change.


ZEVEX had income tax expense of $25,850 in the third quarter of 2002 compared to an income tax benefit of $428,133 for the third quarter of 2001. The increase in tax expense from 2002 from 2001 is primarily due to the tax effect of the impairment loss on marketable securities in the amount of $917,628 in the third quarter of 2001.

As of September 30, 2002, ZEVEX' backlog of customer orders was $3,527,000, as compared to $4,987,000 on September 30, 2001. Management estimates that approximately 80% of the backlog will be shipped before December 31, 2002. During the first nine months of 2002, some of ZEVEX' contract manufacturing customers have shortened their forecasting visibility and subsequently, the schedule of deliveries on each purchase order. Management does not believe that this reflects an overall decrease in demand, and is only an indication that some customers are controlling inventory expense. ZEVEX' backlog is for contract manufacturing only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by its customers.


Liquidity and Capital Resources


ZEVEX' primary sources of liquidity have consisted of cash flow from operations, borrowings under its revolving line of credit and other financial arrangements described below. In prior years, ZEVEX also has increased working capital through the issuance of stock and may do so in the future.


Cash flows provided from operating activities for the first nine months of 2002 were $3,453,896 compared to cash flows provided from operating activities for the first nine months of 2001 of $3,331,651. In 2002, cash provided by operating activities was primarily associated with reduction of accounts receivable due to improved collection procedures, reduction in inventories as ZEVEX recognized the benefit of its manufacturing resource planning software, and income tax refunds related to capital loss carrybacks, partially offset by a reduction of accounts payable.

ZEVEX' working capital at September 30, 2002 was $6,029,962, compared to $7,003,260 at September 30, 2001. ZEVEX' decrease in working capital was primarily due to the reduction of accounts receivable and inventories, the cash flow which was used for debt reduction, and the classification of the Term Loan secured by its manufacturing facility due May 15, 2003 as current. The portion of working capital represented by cash and short-term investments at such dates was $1,198,971, and $895,078 respectively. The ratio of current assets to current liabilities increased to 1.91 at September 30, 2002, from 1.69 at September 30, 2001.

ZEVEX has a $6,000,000 open line of credit arrangement with a financial institution. The line matures on May 28, 2003. The line of credit is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate. ZEVEX owed $0 on the line of credit at September 30, 2002 and $1,713,610 at December 31, 2001. Management expects to renew the existing line of credit upon its expiration.

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

On March 15, 2001, ZEVEX entered into a Secured Financing Agreement with a bank for the amount of $1,500,000. The agreement is secured by ZEVEX' enteral feeding pumps, which were purchased from Nestle and are now manufactured by ZEVEX. The proceeds from the agreement were used to reduce ZEVEX' line of credit balance. The agreement has a 36-month term, is due on February 15, 2004, and bears interest at a rate of 8.24%. ZEVEX owed $794,331 on the agreement at September 30, 2002.

On April 18, 2001, ZEVEX entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by ZEVEX' manufacturing facility. The proceeds from the Promissory Note were used to reduce ZEVEX' line of credit balance. The note is due on May 15, 2003 and is amortized over a fifteen-year term, and bears interest at the financial institution's prime rate, currently 4.75%. ZEVEX owed $947,436 on the Term Loan Agreement at September 30, 2002.

In 1997, ZEVEX completed construction of its new 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was approximately $2,591,177. In 1996, ZEVEX negotiated a $2.0 million Industrial Development Bond ("IDB") to finance this construction. As of September 30, 2002, the remaining principal balance on the IBD was $1,500,000. During the first the first nine months of 2002, the interest paid monthly ranged from 1.45% to 2.03% (APR).

ZEVEX, in conjunction with certain 1998 business acquisitions, issued convertible debentures in the aggregate amount of $5,447,188. As of September 30, 2002 the remaining balance on the debentures was $2,996,970. The principle payments on the debentures will be paid in the following amounts, $2,046,970 in January 2003, and the remaining balance of $950,000 in April 2003. All or part of the outstanding principal of each debenture is convertible at the holder's option into ZEVEX' Common Stock at a rate of $11.00 per share at any time prior to maturity of the debentures.


ZEVEX' purchases of leasehold improvements to its facilities, self-constructed enteral feeding pumps, MRP software system and new engineering, production and testing equipment, and tooling totaled $257,362 for the first nine months of 2002, compared to $1,010,020 for the first nine months of 2001. ZEVEX expects to spend approximately $150,000 during the remainder of 2002 for additional manufacturing equipment and software, for normal replacement of aging equipment, equipment for lease, and manufacturing tooling related to its proprietary products. ZEVEX also expects to invest approximately $250,000 in the research and development of new proprietary products during the fourth quarter of 2002.


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

Under SFAS No. 142, ZEVEX no longer amortizes its goodwill. However, ZEVEX is required to assess goodwill for impairment at least annually at a level within ZEVEX referred to as a reporting unit, as defined by SFAS No. 142. Impairment of goodwill is deemed to exist when the carrying amount of the goodwill for the reporting unit exceeds its implied fair value. In order to determine if such impairment exists, ZEVEX is required to complete Step 1 (determining and comparing the fair value of the reporting units to the reporting units' carrying value) impairment test. In the year of adoption, ZEVEX is required to complete Step 1 within six months of adopting SFAS No. 142. If Step 1 of the goodwill impairment test is failed in any of ZEVEX' reporting units, thereby indicating a potential impairment, ZEVEX is required to complete Step 2 of the impairment test as soon as possible. In the year of adoption, this is required to be completed no later than the end of the year of adoption (December 31, 2002 for ZEVEX). Under Step 2, ZEVEX is required to calculate the implied fair value of goodwill and compare it to the carrying value of goodwill. ZEVEX has completed Step 1 of the impairment assessment. Based upon ZEVEX' valuation procedures, ZEVEX has determined that the fair value of the reporting units exceeds the carrying value including goodwill, as such ZEVEX is not required to complete Step 2 of the impairment assessment and no impairment loss has been recognized.

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


-------------------------------------------------------------------------------

                         ITEM 4. CONTROLS AND PROCEDURES
-------------------------------------------------------------------------------

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                                       Location if other
          No.     Title of Document                                    than attached hereto
         ------   -----------------                                    --------------------

         3.01*    Certificate of Incorporation                         Amendment No. 1 to Form S-1,
                                                                       filed October 24, 1997

         3.02*    Amended Bylaws                                       March 31, 2002 Form 10-Q
                                                                       filed May 10, 2002


         (b)      Reports on Form 8-K

                  Item(s)  Reported                                          Date Filed

         1.       Item 9 - Regulation FD Disclosure                    August 1, 2002 Form 8-K
                  Company Presentation

         2.       Item 9 -      Regulation FD Disclosure
                  Certification Pursuant to
                  18 U.S.C. Section 1350                               August 8, 2002 Form 8-K


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

ZEVEX INTERNATIONAL, INC.

Dated:  November 8, 2002
                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

                                      By   /s/ Phillip L. McStotts
                                        ------------------------------
                                        Phillip L. McStotts, Secretary
                                        (Principal Financial Officer)

CERTIFICATIONS

I, David J. McNally, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ZEVEX International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 8, 2002
                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

CERTIFICATIONS

I, Phillip L. McStotts, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ZEVEX International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 8, 2002
                                     By   /s/ Phillip L. McStotts
                                       ------------------------------
                                        Phillip L. McStotts, Secretary
                                        (Principal Financial Officer)