Form 10-K
period 2002-12-31
ZEVEX INTERNATIONAL INC
filed 2003-03-27
CIK 827056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:____


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:_X_


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ___No_X_


         The aggregate market value of the registrant's common stock held by nonaffiliates computed with reference to the closing price as quoted on the NASDAQ Stock Market, as of the last business day of the registrant's most recently completed second quarter, June 30, 2002, was approximately $6,345,065. For the purposes of the foregoing, the registrant assumed that affiliates included only the registrant's directors, executive officers and principal shareholders filing Schedules 13D or 13G with respect to the registrant's common stock.

         The number of shares outstanding of the registrant's common stock as of March 18, 2003 was 3,440,197


         Documents incorporated by reference: none

                                TABLE OF CONTENTS


Part I
   Item 1  BUSINESS                                                      --  3
   Item 2  PROPERTIES                                                    -- 20
   Item 3  LEGAL PROCEEDINGS                                             -- 20
   Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           -- 21

Part II
   Item 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS                             -- 21
   Item 6  SELECTED FINANCIAL DATA                                       -- 22
   Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                     -- 22
   Item7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                             -- 33
   Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   -- 33
   Item 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE                  -- 33

Part III
   Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           -- 34
   Item 11  EXECUTIVE COMPENSATION                                       -- 36

   Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS        -- 39

   Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                -- 42

   Item 14 CONTROLS AND PROCEDURES                                       -- 42


Part IV

   Item 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K                                           -- 42
   Item 15(c)  INDEX TO EXHIBITS                                         -- 47
   Item 16 PRINCIPAL ACCOUNTANT FEES AND SERVICES                        -- 43

SIGNATURES                                                               -- 44

                                     PART I

ITEM 1.  BUSINESS

GENERAL


ZEVEX(R) International, Inc. ("ZEVEX") through our divisions and subsidiaries, engages in the business of designing, manufacturing, and distributing medical devices. Our Therapeutics division markets award-winning enteral nutrition delivery devices. Our Physical Evaluation division markets industry-leading physical evaluation testing systems. Our Applied Technology division designs and manufactures advanced medical components and systems for other medical technology companies.


Through the sale of enteral feeding pumps and related devices, we have become one of the largest U.S. competitors in the enteral nutrition delivery market. The market includes feeding pumps, disposable sets and feeding tubes used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). Enteral feeding is the means of providing liquid nutrition to patients who may have experienced head or neck trauma, or have gastrointestinal disorders, such as short bowel syndrome, Crohn's Disease, bowel pseudo-obstruction and other disorders that prevent normal digestion.


We compete in the physical evaluation market through our sales of stand-alone and computerized products that measure isolated muscle strength, joint ranges of motion and sensation. Our products are internationally recognized in physical medicine measurement markets as state-of-the-art for providing calibrated hardware and Windows(R)-compatible software. Our musculoskeletal evaluation, functional capacity evaluation, upper extremity and hand testing, and pain evaluation products are used for outcomes assessment during rehabilitation, medical-legal evaluations for personal injury, and workers' compensation claims and clinical documentation.

We also provide design and manufacturing services in a multi-billion dollar market to worldwide medical device leaders who, in turn, sell our components and systems under private labels or incorporate them into their products. These OEM (Original Equipment Manufacturer) products include ultrasonic sensors and surgical handpieces, optoelectronic components, and electronic instruments. Our operation in Salt Lake City is a world-class medical device manufacturer, meeting ISO9001 and EN46001 certification requirements and uses a quality system developed to meet the U. S. Food and Drug Administration's Good Manufacturing Practices.

Our current strategy is to foster growth of our proprietary product revenues through market penetration and the development of products that complement our existing two lines of proprietary products. In addition, we will continue to manufacture products for others in order to capitalize on the outsourcing trend in the medical device industry, focusing on manufacturing opportunities where pricing is based upon the premium value of our technical competencies. We believe our operations bring together common or related technologies, enhancing the development of innovative products, quality and service, and providing efficient sharing of business resources.


For information regarding our financial condition and results of operations please see Item 8 of the report entitled "Financial Statements and Supplementary Data" and Notes to Consolidated Financial Statements included in that item. See also the discussion of the financial performance of our segments in Note 13 to the Consolidated Financial Statements


We maintain our executive offices and principal facility at 4314 ZEVEX Park Lane, Salt Lake City, Utah 84123. Our telephone number is (801) 264-1001. Our website address is www.zevex.com. The information on the website should not be considered to be part of this report Form 10K.



OUR PROPRIETARY PRODUCTS

         Therapeutic

We sell two major lines of enteral feeding pumps and a variety of related disposable delivery sets and accessories. Enteral feeding is a method of delivering nutrition to patients through the gastrointestinal tract. Many enteral feeding patients require continuous administration of nutritional solutions throughout the day, which requires the patient to carry an enteral feeding pump.

We have successfully applied our engineering and regulatory expertise to the development, commercialization, and marketing of the EnteraLite(R) ambulatory enteral feeding pump for patients who require direct gastrointestinal nutritional therapy. We believe that the EnteraLite(R) pump is the lightest, most compact, and most mobile enteral feeding pump in the U.S. market, possessing unprecedented safety and accuracy in enteral nutrition delivery. The EnteraLite(R)'s unique features include the ability to operate in any orientation, +/-5% accuracy and a 24-hour battery, the life of which is one-third longer than the battery life of its closest competitor. The EnteraLite(R) pump also carries a two-year warranty which is twice the industry average.

First introduced in 1996, the EnteraLite(R) continues to gain acceptance in the home health care market due to superior mobility and state-of-the-art features. We believe that by improving the convenience of nutrition delivery, the EnteraLite(R) can contribute to better clinical outcomes and improved quality of life for enteral patients. The EnteraLite(R) requires the use of disposable feeding bags and tubing sets, which are also sold by us. ZEVEX has been awarded eight U.S. patents for technology related to the EnteraLite(R) and its disposable sets.

The 1998 acquisition of Nutrition Medical's line of stationary pumps, delivery sets, and feeding tubes, followed by the 2000 acquisition of the installed base of Nestle USA stationary pumps, has expanded our line of enteral delivery products. We now manufacture and distribute these less expensive stationary enteral feeding pumps, which are intended for applications where patients are not mobile. Complementing these pump models are a line of disposable delivery sets sold by us for use with the stationary pumps. These sets include feeding solution bags of various sizes, as well as "spike" sets for use with pre-filled feeding solution containers.

         Physical Evaluation

We market precision instruments and software in the physical and industrial medicine markets to improve the accuracy, efficiency and objectivity of musculoskeletal, functional capacity, hand and upper extremity, pain, impairment, and outcomes evaluations. We generally refer to these products as physical evaluation products. Our products test and evaluate patients, document effects of injury, track improvements, and measure disabilities. These products are used, for example, by chiropractors, physical therapists, osteopaths, and occupational therapists for outcome assessment during rehabilitation, medical-legal evaluations for personal injury and workers' compensation claims, and clinical documentation.

The physical evaluation product line includes Commander(TM), Dualer(TM), Tracker(TM), IsoTrack Pro(TM), JobSite(TM) Software, and Easy Docs Plus(TM) Software products, and embodies a unique modular component concept. This allows clinicians easy entry into advanced evaluation systems, which are scalable as their practices expand. Our software automatically collects data and prints reports for clinical records, legal documentation and third-party reimbursement.


OUR APPLIED TECHNOLOGY CONTRACT DESIGN AND MANUFACTURING SERVICES


We provide design and manufacturing services to medical companies who sell our components and systems under private labels or incorporate them into their products. We provide these services for both established and emerging technology companies, such as Alaris Medical Systems, Inc., Advanced Medical Optics, Inc., various divisions of Baxter Healthcare Corporation, Medtronic Corporation, SIMS Deltec, Inc., Edwards Lifesciences and Terumo Corporation. We offer our customers over 16 years of specialized engineering and manufacturing expertise.


Industry sources indicate that there is a strong trend by medical device companies to outsource their device manufacturing requirements. Many emerging companies do not have the engineering, manufacturing, or regulatory expertise to quickly and efficiently take a device from conception to commercial use. Even larger, well-established companies, which may have the capital to develop such expertise, may lack the required personnel and time to accumulate such expertise or may want to focus their resources in areas other than manufacturing. In the medical device industry in particular, there are substantial regulatory compliance requirements, in both the United States and overseas, that must be addressed in designing and manufacturing devices. By focusing our resources and expertise in the design and manufacturing areas, we believe that we offer customers the ability to outsource engineering and manufacturing needs on a cost-effective basis, often allowing the customer to take a product to market more quickly and efficiently, at a lower cost, and with higher quality than a customer could achieve with its own resources.


We use extensive engineering and regulatory expertise to deliver integrated design and manufacturing solutions to our customers. We are registered with the United States Food and Drug Administration ("FDA") as a medical device manufacturer and has developed internal systems intended to maintain compliance with the FDA's Good Manufacturing Practices ("GMP"). We also are certified by the International Organization for Standardization ("ISO") to 9001 and EN46001 standards, which means that we have met internationally-recognized quality standards for the design, manufacture, and testing of products. We devote significant management time and financial resources to GMP compliance and ISO certification.


PRINCIPAL OEM PRODUCTS

A majority of our contract manufacturing business involves the following four general product categories:

         Ophthalmic Surgical Devices

We design and manufacture ultrasonic phacoemulsification handpieces and handpiece drive circuits for the surgical removal of cataracts.
Phacoemulsification is a method of cataract extraction that uses ultrasound waves to break the cataract-obstructed lens of the eye into small fragments that can be removed through a hollow needle. Phacoemulsification is currently used in more than 90 percent of cataract procedures in the United States.

         Ultrasonic Sensors

We design and manufacture a variety of non-invasive ultrasonic sensors for the detection of air bubbles and the monitoring of liquid levels in critical medical systems. Our air bubble detectors monitor intravenous fluid lines in drug infusion pumps, hemodialysis machines, blood collection systems, and cardiopulmonary bypass systems. Our liquid level detectors utilize ZEVEX' patented dry acoustic coupling technology and are used to monitor critical liquid levels in reservoirs employed in cardiopulmonary bypass systems.

         Optoelectronic Sensors and Custom Integrated Circuits


We design and manufacture a variety of optical emitters and detectors, custom integrated circuit products, and semiconductor components used in medical applications. Our product capabilities include fiber optic links, integrated optoisolators, high-speed sensor integrated circuits, application-specific integrated circuit (ASIC) devices, and solid-state relays. Medical applications for these technology products include diagnostic and therapeutic equipment, such as blood analyzers and dialysis machines.

         Medical Systems

The ultimate level of product sophistication for our manufacturing services involves medical systems manufacturing. During 2002, we manufactured the Power Medical Interventions, SurgASSIST(TM), which is a computer-mediated technology platform that provides a unique level of intraluminal access, surgical precision, and patient safety, with applications in numerous surgical stapling procedures throughout the alimentary tract. Also during 2002 we provided design and engineering services to another company for a portable organ perfusion system.

REVENUE SOURCES

The following table sets forth the source of ZEVEX' total revenues during the last 3 years, allocated between six product/service categories.

Revenue breakdown by product/service, by percentage


Product                                                                   2002         2001         2000
-------
Therapeutics                                                             47.6%         43.5%        43.4%
Ultrasonic and Optoelectronic Sensors, Custom IC's                       16.5%         24.7%        15.1%
Physical Evaluation                                                      14.3%         12.6%        10.1%
Ophthalmic Surgical Devices                                              11.1%         10.6%        13.9%
Design and Engineering                                                    7.1%         4.0%         3.6%
Medical Systems                                                           3.4%         4.6%         13.9%


CAPABILITIES FOR DESIGN, ENGINEERING AND MANUFACTURING


         Design and Engineering

We have extensive design and engineering capabilities that we use for our own product development, as well as for servicing our contract-manufacturing customers. Our engineers have broad experience in designing, engineering, and testing an array of medical devices and systems, with particular expertise in ultrasonic and optoelectronic technology, and fluid delivery systems.

Our manufacturing service customers generally rely on us from the outset of their projects for complete design, engineering, component analysis, testing, and regulatory compliance for their devices or systems. In some instances, customers have come to us with final drawings for products that they believe are ready for manufacturing. Our engineers assist sales and marketing personnel in evaluating requests for proposals and in developing proposed solutions, cost estimates, and bids for each product. Our design and engineering services are generally provided to customers on a time-and-materials fee basis, as part of a plan to eventually manufacture the customer's product.

We have made significant investments in state-of-the-art equipment to support our design and engineering staff, including product performance modeling software, custom test stations, and three-dimensional computer aided design ("CAD") software. We have independently developed what we believe is the most sophisticated modeling software for ultrasonic surgical device development. We believe that our unique modeling and design capacities hasten product development and improve the quality of the final device.

         Manufacturing

Our proprietary products are generally assembled and tested at our manufacturing facility in Salt Lake City, Utah. Our enteral feeding disposable products are sub-contracted to specialty manufacturers. Design, engineering, and manufacturing services for other companies are provided from the Salt Lake City facility.

Inventory management systems are used to manage inventory and control the ordering process for more than 5,000 parts used in ZEVEX' and our customers' products. As the evolution of a device or system reaches production, team members with direct responsibility for purchasing, manufacturing, and quality assurance assume a greater role in the project. The project team develops an assembly process, product testing protocol, and quality assurance procedures to produce high-quality products that satisfy internal and external specifications, as well as the FDA's GMP and ISO 9001/EN 46001 quality standards.

We usually provide design and engineering services pursuant to negotiated manufacturing agreements, which address quantity, pricing, warranty, indemnity, and other terms of the relationship. Such contracts may or may not be exclusive manufacturing arrangements, and may or may not include minimum volume requirements. In some cases, no minimum purchase is required. In other cases, a customer commits to purchase a minimum quantity identified in a rolling forecast of production. We warrant our products to be free from defects in materials and workmanship for periods ranging from 90 days to the life of the product.

SUPPLIERS


We purchase our component parts and raw materials from a variety of approved suppliers. We are not dependent on a single supplier for any item, and we believe that we can acquire materials from various sources in adequate quantities and on a timely basis.


SALES AND MARKETING

         Therapeutics


We have a network of direct territory managers and independent manufacturers' representatives who sell enteral pumps, disposable delivery sets, and feeding tubes. These representatives have been selected for their experience within the markets in which we sell our products, and they sell directly to home health care service providers, hospitals, and nursing homes. The direct territory managers and manufacturers' representatives are regionally supported by specialists with clinical credentials (registered dietitians or nurses), who we hire on an independent contractor basis. We employ a national sales manager to manage and deploy our sales resources effectively in these major markets.

Customers generally purchase EnteraLite(R) ambulatory enteral feeding pumps directly from us. In cases where a lease or rental is preferred, arrangements are most often made through a third party that specializes in medical equipment financing. Customers then purchase disposable sets as needed. Customers typically purchase 20 - 30 disposable sets per month for each pump placed in service.

Due to competition, lower-cost stationary pumps generally have been placed at no up-front cost to the user, in return for set "usage" agreements, which typically require minimum purchases of 15 disposable sets per pump per month, once the pumps are placed in service. The cost of the pump is then amortized.

The distribution of the EnteraLite(R), stationary pumps, delivery sets, and feeding tubes are serviced by our national sales manager, account specialists, and customer service department, in addition to the outside sales force described above. During 2002, a version of the stationary pump was manufactured under private label for distribution by another company in Europe.


         Physical Evaluation


We market our Physical Evaluation product line worldwide through a combination of direct sales representatives, independent dealers, and manufacturers' representatives. These direct and independent representatives and dealers were selected for their experience in marketing to chiropractors, osteopaths, physical therapists, and occupational therapists. The sales force is supported by regional sales managers who are full-time employees of ZEVEX. We sell our products via seminars, directed mailings, catalogs, and telemarketing through our customer service personnel. We also market internationally through a distributor network.

         Applied Technology Contract Design and Manufacturing Services

We generate new design and manufacturing projects using direct sales personnel who are trained in our engineering expertise and manufacturing capabilities. Project engineers also participate extensively in sales and marketing activities. We promote our design and manufacturing capabilities at industry trade shows, by advertising in leading industry publications, and by obtaining referrals from customers and other persons who are familiar with ZEVEX' services.

COMPETITION

         Enteral Nutrition Delivery Products


Three major competitors exist in the U.S. market for enteral feeding pumps. Ross Laboratories, a division of Abbott Laboratories, offers the Clearstar(R) and the Companion(R) pumps, the first version of which was originally introduced to the market in the late 1980's. Frost & Sullivan marketing research report estimates that Ross holds approximately 46% market share for enteral pumps and delivery sets in both ambulatory and non-ambulatory enteral feeding applications. Kendall Healthcare, a division of TYCO, offers the kangaroo(R) PET enteral feeding pump, which has a limited market because it can be operated only in an upright position. Frost & Sullivan marketing research report estimates that Kendall Healthcare presently holds approximately 25% of the total market for enteral pumps and disposable sets in both ambulatory and non-ambulatory applications. In addition to Ross Laboratories and Kendall Healthcare, the third competitor, Novartis also competes in the U.S. market for stationary enteral nutrition delivery pumps. Frost & Sullivan marketing research report estimates that Novartis presently holds approximately 15% of the total market for enteral pumps and disposable sets in both ambulatory and non-ambulatory applications.

Well-established competitors such as Ross Laboratories, Kendall Healthcare, and Novartis typically bundle products for the greatest advantage in group-purchasing situations. Each of these competitors offers a range of product offerings that exceeds that of ZEVEX. We believe the keys to our ability to compete effectively in the enteral feeding market are the unique features of our product offerings and the benefits to customers who utilize them. We expect to build upon our reputation for innovation that was earned by our EnteraLite(R) ambulatory enteral feeding pump for mobile enteral patients. We expect to develop products that are complementary to our enteral nutrition delivery product line, particularly those having features that can significantly improve a patient's quality of life and can ensure safety and ease of enteral administration.


         Physical Evaluation Products

Our primary competitors in the physical evaluation market are a limited number of small privately held companies. Most notable are ARCON, Key Methods, Isernhagen, Myologic, and Hanoun. Generally, these companies concentrate on particular areas such as musculoskeletal testing, functional capacity evaluation, or hand testing. We believe that few competitors can serve the broad spectrum of the medical profession that we can with our product line, because their products lack the full range of capabilities offered by us, and none offer a completely modular product line as comprehensive as our own. Competitive factors in the musculoskeletal market include perceived quality, price, name recognition, training capabilities, support, software operating system, and systems integration potential.

         Contract Design and Manufacturing Services


Our primary competitors for design and manufacturing services include Plexus, Inc., Medsource Technologies, Inc, Memry Corp, United Medical Manufacturing, Inc., HEI, Benchmark, Sanmina-SCI Corp., and Sparton Electronics Corporation. These contract manufacturers operate in the medical technology industry, and some have substantially greater financial and marketing resources than we do. Competitive factors in medical device design and manufacturing include quality, regulatory compliance, engineering competence, cost of non-recurring engineering, price of the manufactured product, experience, customer service, and the ability to meet design and production schedules. We believe that our unique expertise in ultrasound, optoelectronics, and fluid delivery systems will allow us to compete effectively for contracts involving these technologies.


PATENTS AND TRADEMARKS


As of December 31, 2002, we held twelve U.S. patents and six international patents on devices developed by us, with fifteen additional U.S. patents and eight international patents pending. The loss of certain patents that are key to our proprietary products could have a materially adverse effect on our overall business operations. We also rely on trade secrets and confidentiality agreements to protect the proprietary nature of our technologies.

In addition, we own and have applied for numerous trademarks in the United States and abroad. We believe that our trademarks are well recognized in the various markets for our products. With the exception of the EnteraLite(R) trademarks, which is registered for our enteral feeding pump, we believe that the loss of any trademark would not have a material adverse effect on our overall business operations.


RESEARCH AND DEVELOPMENT FOR OUR PROPRIETARY PRODUCTS

Our research and development projects are primarily focused on new proprietary products. As of December 31, 2002, we have two full-time engineers in research and development, and had several other designers and engineers, including independent contractors, contributing to research and development projects. We invested $519,342 in 2002, $477,653 in 2001, and $852,273 in 2000 for research and development of new products. In 2002, research and development costs represented approximately 2% of our annual revenues, compared to 2% in 2001 and 3% in 2000.

MAJOR CUSTOMERS


Historically, large portions of our revenues were attributable to design and manufacturing services for a small number of major customers. However, beginning in 2000 and continuing through the 2002 fiscal year, we continued to grow our proprietary product businesses. Because revenues of our proprietary products now exceed those of contract manufactured products, the relative percentage represented by a few major customers has decreased. As a result, the number of customers comprising more than 10% of our revenues has declined when compared to prior years. During 2002 and 2001, no customer accounted for 10% or more of our revenues. During 2000, 10% of revenues were from Allergan, Inc. and 14% of revenues were from Cardiac Science, Inc. In the future we expect that, if our revenues continue to grow, the percentage of total revenue represented by a few major customers will continue to decline, so that the loss of a single customer would have less potential for a materially adverse effect on the financial condition or results of our operations in the future.


BACKLOG


At December 31, 2002, we had a backlog of approximately $3,217,300 on orders for medical devices to be manufactured for other medical technology companies, as compared to backlog at December 31, 2001 and 2000, of $4,633,005 and $5,295,326, respectively. We estimate that approximately 90% of this backlog will be shipped before December 31, 2003. As of March 10, 2003, we had a backlog of $3,293,659. For purposes of the above figures, backlog includes product not yet shipped pursuant to purchase orders that have been received by us. This does not include any backlog for our proprietary products, because we generally hold appropriate levels in inventory for sale to customers. Some of the orders included in the backlog may be canceled or modified by customers without significant penalty. In addition, because customers may place orders for delivery at various times throughout the year, and because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not necessarily be a reliable indicator of future revenue.

GOVERNMENTAL REGULATION

Our manufacturing facility, customers' medical devices, and our proprietary medical devices are subject to extensive regulation by the FDA under the Food Drug and Cosmetics Act ("FDC Act"). Manufacturers of medical devices must comply with applicable provisions of the FDC Act and associated regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of medical devices, as well as record-keeping requirements, and the reporting of certain information regarding device safety. In addition, our facility is subject to periodic inspection by the FDA for compliance with the FDA's GMP requirements. To ensure compliance with GMP requirements, we expend significant time, resources, and effort in the areas of training, production, and quality assurance.

For certain medical devices manufactured by us, the customer may need to obtain FDA clearance in the form of a premarket approval ("PMA") application. Such applications require substantial preclinical and clinical testing to obtain FDA clearance. Other medical devices can be marketed without a PMA, but only by establishing, in a 510(k) premarket notification, "substantial equivalence" to a predicate device.

Besides the FDA regulations described above, we are also subject to various state and federal regulations with respect to such matters as safe working conditions, manufacturing practices, fire hazard control, environmental protection, and the disposal of hazardous or potentially hazardous materials. Our operations involve the use and disposal of relatively small amounts of hazardous materials.

Beginning in 1998, all medical device manufacturers were required to obtain the "CE Mark" to sell their products in the European Common Market. The CE Mark is a quality designation given to products that meet certain policy directives of the European Economic Area. We have received and maintained ISO 9001 and EN46001 certification, which allows us to CE Mark our own products and assist our customers with obtaining the CE Mark for their products.


As part of a nationwide investigation into billing practices associated with enteral nutrition delivery products, particularly with regard to billing practices for pumps and disposable delivery sets, on July 2, 2001, the Office of Inspector General (OIG) served a subpoena on our ZEVEX, Inc. subsidiary. According to published reports, the investigation involves most manufacturers, distributors, and health care service providers in the United States enteral pump industry and similar subpoenas were served on many of those parties. The subpoena requested that ZEVEX produce documents relating to its enteral pump customers, marketing and billing practices. We have responded to the subpoena and are cooperating with the investigation. Presently, legal counsel has been unable to determine the potential future financial impact to us, if any, associated with the investigation.


EMPLOYEES


As of March 13, 2003, we employed a total of 154 people in the following areas:
48 in Manufacturing and Testing; 30 in Design and Engineering; 18 in Administration; 12 in Customer Service and Relations; 32 in Sales and Marketing; and 14 in Quality Assurance. We have 142 employees located at our corporate headquarters and manufacturing facility in Salt Lake City, Utah, and 9 employees at various locations throughout the United States.

We consider our labor relations to be good, and none of our employees are covered by a collective bargaining agreement. Currently, the local economy is stable and the unemployment rate is moderate in the Salt Lake City metropolitan area, which means that we face competition to attract and retain qualified personnel. However, at the same time, the Salt Lake City metropolitan area has a well-educated work force and is considered an attractive place to live. Accordingly, we do not anticipate having difficulty in attracting and retaining qualified personnel to meet our projected growth, although we believe that labor costs will likely increase moderately.

ENVIRONMENTAL COMPLIANCE COSTS

We believe that we are in compliance with all applicable environmental regulations. We believe that compliance with federal, state, and local provisions regarding the production and discharge of material into the environment and the protection of the environment will not have a materially adverse effect on our capital expenditures, earnings and the competitive position.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES


During the 2002 fiscal year, we had total revenues of $25,495,733, of which $3,663,730 (14%) was considered foreign source revenues. During the 2001 fiscal year, we had total revenues of $29,882,075, of which $2,207,648 (7%) was considered foreign source revenues. During the 2000 fiscal year, we had total revenues of $30,778,627, of which $972,313 (3%) was considered foreign source revenues. We believe, the upward trend in revenue from foreign sources is the result of our efforts during the past few years to increase international sales and distribution efforts.

During the last three fiscal years, we have had no long-lived assets, long-term customer relationships with a financial institution, mortgage or other servicing rights, deferred policy acquisition costs, or deferred assets, in any foreign country.

ORGANIZATIONAL STRUCTURE


ZEVEX is a Delaware corporation organized in 1987. It serves primarily as a holding company, conducting business operations through two subsidiaries:
JTech Medical Industries, a Utah corporation, and ZEVEX, Inc., a Delaware corporation. JTech markets our physical evaluation product line. ZEVEX, Inc. conducts all our other businesses.


FACTORS THAT MAY AFFECT FUTURE RESULTS
(Cautionary Statements Under the Private Securities Litigation Reform Act of
 1995)


The disclosure and analysis set forth in this 2002 Form 10-K contain certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and future financial results. From time to time, we also provide forward-looking statements in other publicly-released materials, both written and oral. These statements are statements that do not relate strictly to historical or current facts. When used in this report or our other publicly-released materials, the words such as "plans," "expects," "will," "estimates," "believes," "projects," "anticipates" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended . In all cases, a broad variety of risks and uncertainties, known and unknown, as well as inaccurate assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, while such statements represent our current views, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by us in our subsequent filings pursuant to the Securities Exchange Act of 1934 as amended. Furthermore, in accordance with the Private Securities Litigation Reform Act of 1995, we provide the following cautionary statements identifying factors that could cause our actual results to differ materially from expected and historical results. It is not possible to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties, and inaccurate assumptions.

Additionally, the following factors should be reviewed for a full understanding of our business and considered in evaluating our prospects for future growth. The occurrence of one or more of the following risks or uncertainties could have a material adverse effect on our business, results of operations, and financial condition.

         Risk Factors Relating to Our OEM Customers

Our success in contract manufacturing depends largely on the success of our customers and their need for our manufacturing services and on the devices designed and manufactured by us for those customers. Any unfavorable developments or adverse effects on the sales of those devices or such customers' businesses, results of operations, or financial position could have a corresponding adverse effect on us. In addition, we sell certain types of medical devices to multiple customers and, to the extent there is an unfavorable development affecting the sales of any such type of device generally, the adverse effect of such development on us would be more substantial than that presented by the decline in sales to a single customer for such type of device. Additionally, we believe that our design and manufacturing customers and their devices (and ours indirectly) are generally subject to the following risks:

         Competitive Environment. The medical device industry is highly competitive and subject to significant technological change. Participation in such industries requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. These industries consist of numerous companies, ranging from start-up to well-established companies. Many of our customers have a limited number of products, and some market only a single product. As a result, any adverse development with respect to these customers' products may have a material adverse effect on the business and financial condition of such customer, which may adversely affect that customer's ability to purchase and pay for its products manufactured by us. The competitors and potential competitors of our customers may succeed in developing or marketing technologies and products that will be preferred in the marketplace over the devices manufactured by us for our customers or that would render our customers' technology and products obsolete or noncompetitive.


         Emerging Technology Companies. A number of our customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staff and facilities, and substantially greater experience in developing new products, obtaining regulatory approvals, and manufacturing and marketing medical products. Approximately four customers, representing 9% of our revenues in fiscal year 2002, were, in our opinion, emerging medical technology companies. These customers may not be successful in launching and marketing their products, or may not respond to pricing, marketing, or other competitive pressures or the rapid technological innovation demanded by the marketplace. As a result, these customers may experience a significant drop in product revenues, which may hamper their ability to continue as our customer or even pay for services and products that we have already delivered.


         Customer Regulatory Compliance. The FDA regulates many of the devices manufactured by us under the FDC Act, which requires certain clearances from the FDA before new medical products can be marketed. There can be no assurance that our customers will obtain such clearances on a timely basis, if at all. The process of obtaining a PMA or a 510(k) clearance from the FDA could delay the introduction of a product to market. A customer's failure to comply with the FDA's requirements can result in the delay or denial of its PMA. Delays in obtaining a PMA are frequent and could result in delaying or canceling orders to us. Many products never receive a PMA. Similarly, 510(k) clearance may be delayed, and in some instances, 510(k) clearance is never obtained.

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


         Sales of our medical products outside the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain clearance for sale in foreign countries may be longer or shorter than that required for FDA clearance, and the requirements may differ. The FDA also regulates the sale of exported medical devices, although to a lesser extent than devices sold in the United States. In addition, our customers must comply with other laws generally applicable to foreign trade, including technology export restrictions, tariffs, and other regulatory barriers. There can be no assurance that our customers will obtain all required clearances or approvals for exported products on a timely basis, if at all.


         Medical devices manufactured by us and marketed by our customers pursuant to FDA or foreign clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state and foreign regulatory agencies. FDA enforcement policy prohibits the marketing of approved medical products for unapproved uses. Our customers control the marketing of their products, including representing to the market the approved uses of their products. If a customer engages in prohibited marketing practices, the FDA or another regulatory agency with applicable jurisdiction could intervene, possibly resulting in marketing restrictions, including prohibitions on further product sales, or civil or criminal penalties.

         Changes in existing laws and regulations or policies could adversely affect the ability of our customers to comply with regulatory requirements. There can be no assurance that we or a customer of ours will not be required to incur significant costs to comply with laws and regulations in the future, or that such customer or we will be able to comply with such laws and regulations.

         Uncertain Market Acceptance of Products. There can be no assurance that the products created for our customers will gain any significant market acceptance, even if required regulatory approvals are obtained. Some of our customers, especially emerging technology companies, have limited or no experience in marketing their products and have not made marketing or distribution arrangements for their products. Our customers may be unable to establish effective sales, marketing, and distribution channels to successfully commercialize their products.

         Product and Inventory Obsolescence. Rapid change and technological innovation characterize the marketplace for medical products. As a result, ZEVEX and our customers are subject to the risk of product and inventory obsolescence, whether from prolonged development, government approval cycles or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen.

         Customers' Future Capital Requirements. Some of our customers, especially the emerging medical technology companies, are not profitable and may have little or no revenues, but they have significant working capital requirements. Such customers may be required to raise additional funds through public or private financings, including equity financings. Adequate funds for their operations may not be available when needed, if at all. Insufficient funds may require a customer to delay development of a product, clinical trials (if required), or the commercial introduction of the product or may prevent such commercial introduction altogether.

         Uncertainty of Third-Party Reimbursement. Sales of many of the medical devices that are manufactured by us will be dependent in part on availability of adequate reimbursement for those devices from third-party health care payers, such as government and private insurance plans, health maintenance organizations, and preferred provider organizations. Third-party payers are increasingly challenging the pricing of medical products and services. There can be no assurance that adequate levels of reimbursement will be available to enable our customers to achieve market acceptance of their products. Without adequate support from third-party payers, the market for the products of our customers may be limited.

         Uncertainty of Market Acceptance of Out-Sourcing Manufacturing of Medical Devices

We believe that acceptance in the marketplace for out-sourcing of design and manufacturing of advanced medical products for medical technology companies varies from year to year and is still uncertain. Many of our potential customers have internal design and manufacturing facilities. Our engineering and manufacturing activities require that customers provide us with access to their proprietary technology and relinquish the control associated with internal engineering and manufacturing. As a result, potential customers may decide that the risks of out-sourcing engineering or manufacturing are too great or exceed the anticipated benefits of out-sourcing. In addition, medical technology companies that have previously made substantial investments to establish design and manufacturing capabilities may be reluctant to out-source those functions. If the medical technology industry generally, or any significant existing or potential customer, concludes that the disadvantages of out-sourcing manufacturing outweigh the advantages, we could suffer a substantial reduction in the size of one or more of our current target markets, which could have a material adverse effect on our business, results of operations, and financial condition.

         Competition in Out-Sourcing Manufacturing

We face competition from design firms and other manufacturers that operate in the medical device industry. Many competitors have substantially greater financial and other resources than we do. Also, manufacturers focusing in other industries may decide to enter into the industries served by us. Competition from any of the foregoing sources could place pressure on us to accept lower margins on our contracts or lose existing or potential business. To remain competitive, we must continue to provide and develop technologically advanced manufacturing services, maintain quality, offer flexible delivery schedules, deliver finished products on a reliable basis, and compete favorably on the basis of price and the value that we provide. There can be no assurance that we will be able to compete favorably with respect to these factors.


         Dependence on Major Customers


No assurances can be given that our customers will continue to do business with us or that the volume of their orders for our contract manufactured devices and proprietary products will increase or remain constant. The loss of several customers, or a significant reduction in the volume of their orders to us, could have a material adverse impact on our operations. In addition, if one or more of these customers were to seek and obtain price discounts from us for our contract manufactured devices or proprietary products, the resulting lower gross margins on those devices and products could have a materially adverse effect on our overall results of operations. If any customer with which we do a substantial amount of business were to encounter financial distress, the customer's lateness, unwillingness, or inability to pay its obligations to us could result in a materially adverse effect on our results of operations and financial condition.

         Early Termination of Agreements

Our agreements with major manufacturing customers generally permit the termination of the agreements before their expiration if certain events occur that are materially adverse to the design, development, manufacture, or sale of the product. Examples of such events include the failure to obtain or the withdrawal of regulatory clearance or an alteration of regulatory clearance that is materially adverse to the customer or which prohibits or interferes with the manufacture or sale of the products. The performance of agreements with major customers may be suspended or excused if certain conditions, generally beyond the control of the customer or us (so-called force majeure events), cause the failure or delay of performance.


Our pump usage agreements, under which enteral feeding pumps are placed with users in exchange for a commitment by the user to buy disposable products from us, generally require only monthly commitments, and users can terminate any purchase obligation by returning the pump. Thus, there is no assurance of continued revenue from pumps placed with such users.

         Risk Factors in Marketing Our Proprietary Products

In producing and marketing our own proprietary devices, we face many of the same risks that our contract manufacturing customers face. As discussed above with respect to our customers, such risks include:

The medical products industry is highly competitive. A significant number of our competitors have substantially greater capital resources, research and development staffs, facilities, and substantially greater experience in developing new products, obtaining regulatory approvals, and manufacturing and marketing medical products. Competitors may succeed in marketing products preferable to our products or rendering our products obsolete.

The medical products industry is subject to significant technological change and requires ongoing investment to keep pace with technological development, quality, and regulatory requirements. In order to compete in this marketplace, we will be required to make ongoing investment in research and development with respect to our existing and future products.


We are subject to substantial risks involved in developing and marketing medical products regulated by the FDA and comparable foreign agencies. There can be no assurance that we will obtain the necessary FDA or foreign clearances on a timely basis, if at all. As discussed above, commercialized medical products are subject to further regulatory restrictions, which may adversely affect us. Changes in existing laws and regulations or policies could adversely affect our ability to comply with regulatory requirements.


There can be no assurance that our products will gain any significant market acceptance in their intended target markets, even if required regulatory approvals are obtained.

Revenues for many of the medical devices manufactured by us may be dependent in part on availability of adequate reimbursement for those devices from third-party health care payers, such as government and private insurance plans. There is no assurance that the levels of reimbursements offered by third-party payers will be sufficient to achieve market acceptance of our products.

         Regulatory Compliance for Manufacturing Facilities

We expend significant time, resources, and effort in the areas of training, production, and quality assurance to maintain compliance with applicable regulatory requirements. There can be no assurance, however, that ZEVEX' manufacturing operations will be found to comply with GMP regulations, ISO standards, or other applicable legal requirements or that we will not be required to incur substantial costs to maintain our compliance with existing or future manufacturing regulations, standards, or other requirements. Our failure to comply with GMP regulations or other applicable legal requirements can lead to warning letters, seizure of non-compliant products, injunctive actions brought by the U.S. government, and potential civil or criminal liability on the part of ZEVEX and officers and employees who are responsible for the activities that lead to any violation. In addition, the continued sale of any instruments manufactured by us may be halted or otherwise restricted.

         Product Development

The success of ZEVEX will depend to a significant extent upon our ability to enhance and expand our current offering of proprietary products and to develop and introduce additional innovative products that gain market acceptance. While we maintain research and development programs and have established various Technical Advisory Boards to assist us, there is no assurance that we will be successful in selecting, developing, manufacturing, and marketing new products or enhancing our existing products on a timely or cost-effective basis. Moreover, we may encounter technical problems in connection with our efforts to develop or introduce new products or product enhancements. Some of the devices currently being developed by us (as well as devices of some of our customers) will require significant additional development, pre-clinical testing and clinical trials, and related investment prior to their commercialization. There can be no assurance that such devices will be successfully developed, prove to be safe or efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

         Design and Manufacturing Process Risks

While we have substantial experience in designing and manufacturing devices, we may still experience technical difficulties and delays with the design and manufacturing of our or our customers' products. Such difficulties could cause significant delays in our production of products. In some instances, payment by a manufacturing customer is dependent on our ability to meet certain design and production milestones in a timely manner. Also, some major contracts can be canceled if purchase orders thereunder are not completed when due. Potential difficulties in the design and manufacturing process that could be experienced by us include difficulty in meeting required specifications, difficulty in achieving necessary manufacturing efficiencies, and difficulty in obtaining materials on a timely basis.

         Expansion of Marketing; Limited Distribution


We currently have a limited domestic direct sales force consisting of fourteen full-time employees, complemented by a network of independent manufacturing representatives and clinical support personnel. We anticipate that we will need to increase our marketing and sales capability significantly to more fully penetrate our target markets, particularly as additional proprietary devices become commercially available. There can be no assurance that we will be able to compete effectively in attracting and retaining qualified sales personnel or independent manufacturer's representatives as needed or that such persons will be successful in marketing or selling our services and products.

         Product Recalls

If a device that is designed or manufactured by us is found to be defective, whether due to design or manufacturing defects, improper use of the product, or other reasons, the device may need to be recalled, possibly at our expense. Furthermore, the adverse effect of a product recall on us might not be limited to the cost of a recall. For example, a product recall could cause a general investigation of ZEVEX by applicable regulatory authorities, as well as cause other customers to review and potentially terminate their relationships with us. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues, and a diminution of our reputation.

         Risk of Product Liability

The manufacture and sale of products, especially medical products, entails an inherent risk of product liability. We maintain product liability insurance with limits of $1 million per occurrence and $2 million in the aggregate and an umbrella policy with a $5 million limit. There can be no assurance that such insurance is adequate to cover potential claims or that we will be able to obtain product liability insurance on acceptable terms in the future or that any product liability insurance subsequently obtained will provide adequate coverage against all potential claims. Such claims may be significant in the medical products area where product failure may result in loss of life or injury to persons. Additionally, we generally provide a design defect warranty and in some instances indemnification to customers for failure to conform to design specifications and against defects in materials and workmanship, which could subject us to a claim under such warranties or indemnification.


         Dependence Upon Management

ZEVEX is substantially dependent upon our key managerial, technical and engineering personnel, particularly our three executive officers, David McNally, President and Chief Executive Officer, Leonard Smith, Sr. Vice President, and Phillip McStotts, Chief Financial Officer and Secretary/Treasurer. ZEVEX must also attract and retain highly qualified engineering, technical, and managerial personnel. Competition for such personnel is intense, the available pool of qualified candidates is limited, and there can be no assurance that we will attract and retain such personnel. The loss of our key personnel could have a material adverse effect on our business, results of operations, and financial condition. None of our key personnel have employment agreements with ZEVEX.


We carry key-man life insurance on the lives of our Chief Executive Officer and Chief Financial Officer in the amount of $500,000 each. No assurances can be given that such insurance would provide adequate compensation to ZEVEX in the event of the death of either key employee.

         Patent Protection

As of December 31, 2002, we hold twelve U.S. patents and six international patents on devices developed by us, with fifteen additional U.S. patents and eight international patents pending. Such patents disclose certain aspects of our technologies and there can be no assurance that others will not design around the patent and develop similar technology. We believe that our devices and other proprietary rights do not infringe on any proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

         Control by Management and Certain Major Shareholders

As of March 13, 2003, the current executive officers and directors of ZEVEX, together with those persons who are the beneficial owners of more than 5% of ZEVEX' Common Stock, beneficially own or have voting control over approximately 24% of the outstanding Common Stock. Accordingly, these individuals have the ability to influence the election of ZEVEX' directors and most corporate actions. This concentration of ownership, together with other provisions in ZEVEX' charter and applicable corporate law, may also have the effect of delaying, deterring, or preventing a change in control of ZEVEX.

         Suppliers and Shortages of Component Parts

We rely on third-party suppliers for many of the component parts used in manufacturing our own products and those of our customers. Although component parts are generally available from multiple suppliers, certain component parts may require long lead times, and we may have to delay the manufacture of devices from time to time due to the unavailability of certain component parts. In addition, even if component parts are available from an alternative supplier, we could experience additional delays in obtaining component parts if the supplier has not met our vendor qualifications. Component shortages for a particular device may adversely affect our ability either to meet the production plans for our own devices or to satisfy customer orders for that device. Such shortages and extensions of production schedules may delay the recognition of revenue by us and may in some cases constitute a breach of a customer contract. If shortages of component parts continue or if additional shortages should occur, we may be forced to pay higher prices for affected components or delay manufacturing and shipping particular devices, either of which could adversely affect subsequent customer demand for such devices.

         Customer Conflicts

The medical technology industry reflects vigorous competition among its participants. As a result, our customers sometimes require us to enter into noncompetition agreements that prevent us from manufacturing instruments or components for our customers' competitors in certain fields of use. Such restrictions generally apply during the term of the customer's manufacturing contract and, in some instances, for a period following termination of the contract. If we enter into a noncompetition agreement, we may be adversely affected if our customer's product is not successful and we must forgo an opportunity to manufacture a successful product for such customer's competitor. Any conflicts among our customers could prevent or deter us from obtaining contracts to manufacture successful products.

         Future Capital Requirements

We believe that our existing capital resources and amounts available under our existing bank line of credit, will satisfy our anticipated capital needs for the next year (depending primarily on our growth rate and our results of operations). The commercialization of proprietary products, which is an element of our growth strategy, would require increased investment in working capital and could therefore shorten this period. Thereafter, we may be required to raise additional capital or increase our borrowing capacity, or both. There can be no assurance that alternative sources of equity or debt will be available in the future or, if available, will be on terms acceptable to us. Any additional equity financing would result in additional dilution to ZEVEX' shareholders.

         Reliance on Efficiency of Distribution and Third Parties

We believe our financial performance is dependent in part on our ability to provide prompt, accurate, and complete services to our customers on a timely and competitive basis. Accordingly, delays in distribution in our day-to-day operations or material increases in the costs of procuring and delivering products could have an adverse effect on our results of operations. Any failure of either our computer operating system or our telephone system could adversely affect our ability to receive and process customers' orders and ship products on a timely basis. Strikes or other service interruptions affecting Federal Express Corporation, United Parcel Service of America, Inc., or other common carriers used by us to receive necessary components or other materials or to ship our products also could impair our ability to deliver products on a timely and cost-effective basis.

         Volatility of Revenues and Product Mix

Our annual and quarterly operating results are affected by volume and timing of customer orders, which vary due to (i) variation in demand for the customers' products or services as a result of, among other things, product life cycles, competitive conditions, and general economic conditions, (ii) the customers' attempt to balance their inventory, (iii) the customers' need to adapt to changing regulatory conditions and requirements, and (iv) changes in the customers' preference or strategies. Technical difficulties and delays in the design and manufacturing processes may also affect such results. The foregoing factors may cause fluctuations in revenues and variations in product mix, which could in turn cause fluctuations in our gross margin.

Under the terms of our contracts with many of our contract manufacturing customers, the customers have broad discretion to control the volume and timing of product deliveries. Further, the contracts with our customers typically have no minimum purchase requirements. As a result, production may be reduced or discontinued at any time. Therefore, it is difficult for us to forecast the level of customer orders with certainty, making it difficult to schedule production and maximize manufacturing capacity. Other factors that may adversely affect our annual and quarterly results of operations include inexperience in manufacturing a particular product, inventory shortages or obsolescence, increasing labor costs or shortages, low gross margins on particular projects, an increase in lower-margin product revenue as a percentage of total revenues, price competition, and regulatory requirements. Because our business organization and our related cost structure anticipate supporting a certain minimum level of revenues, our limited ability to adjust the short-term cost structure would compound the adverse effect of any significant revenue reduction.

         Uncertain Protection of Intellectual Property

To maintain the secrecy of some of our proprietary information, we rely on a combination of trade secret laws and internal security procedures. We typically require our employees, consultants, and advisors to execute confidentiality and assignment of inventions agreements. There can be no assurance, however, that the common law, statutory, and contractual rights on which we rely to protect our intellectual property and confidential and proprietary information will provide us with adequate or meaningful protection. Third parties may independently develop products, techniques, or information that are substantially equivalent to the products, techniques, or information that we consider proprietary. In addition, proprietary information regarding us could be disclosed in a manner against which we have no meaningful remedy. Disputes regarding our intellectual property could force us into expensive and protracted litigation or costly agreements with third parties. An adverse determination in a judicial or administrative proceeding or failure to reach an agreement with a third party regarding intellectual property rights could prevent us from manufacturing and selling certain of our products.

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

         Possible Volatility of Stock Price

Announcements of technological innovations for new commercial devices by us or our competitors, developments concerning our proprietary rights, or the public concern as to the safety of our devices may have a material adverse impact on our business and on the market price of our Common Stock, particularly as we expand our efforts to become a medical technology company that manufactures and markets its own proprietary devices. The market price of ZEVEX Common Stock may be volatile and may fluctuate based on a number of factors, including significant announcements by us and our competitors, quarterly fluctuations in our operating results, and general economic conditions and conditions in the medical device industry. In addition, in recent years the stock market has experienced extreme price and volume fluctuations, which have had a substantial effect on the market prices for many medical device companies and are often unrelated to the operating performance of such companies.

         Issuance of Additional Shares for Acquisition or Expansion

Any future major acquisition or expansion by us may result in the issuance of additional common shares or other stocks or instruments that may be authorized without shareholder approval. The issuance of subsequent securities may also result in substantial dilution in the percentage of the Common Stock held by existing shareholders at the time of any such transaction. Moreover, the shares or warrants issued in connection with any such transaction may be valued by ZEVEX' management based on factors other than the trading price on the NASDAQ Stock Market.

         Impact of Anti-Takeover Measures; Possible Issuance of Preferred Stock; Classified Board

Certain Provisions of our Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may have the effect of preventing, discouraging, or delaying a change in the control of ZEVEX and may maintain the incumbency of our Board of Directors and management. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of ZEVEX Common Stock. Pursuant to our Certificate of Incorporation, the Board of Directors is authorized to fix the rights, preferences, privileges, and restrictions, including voting rights, of unissued shares of ZEVEX Preferred Stock and to issue such stock without any further vote or action by ZEVEX' stockholders. The rights of the holders of ZEVEX Common Stock will be subject to and may be adversely affected by the rights of the holders of any Preferred Stock that may be created and issued in the future.


In addition, stockholders do not have the right to cumulative voting for the election of directors. Furthermore, our Certificate and Bylaws provide for a staggered board whereby only two to three of the total number of directors are replaced or re-elected each year. The Certificate also provides that the provisions of the Certificate relating to the number, vacancies, and classification of the Board of Directors may only be amended by a vote of at least 66 2/3% of the shareholders. Finally, the Bylaws provide that special meetings of the stockholders may only be called by the President or any Director of ZEVEX or pursuant to a resolution adopted by a majority of the Board of Directors.

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

         Foreign Exchange, Currency, and Political Risk

Our international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, nationalization, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements, or other restrictive government actions such as capital regulations. We are also exposed to foreign currency exchange rate risk inherent in our foreign sales commitments and anticipated foreign sales because the prices charged for our products are denominated in U.S. dollars. Consequently, our foreign sales commitments and anticipated sales could be adversely affected by an appreciation of the U.S. dollar relative to other currencies.

ITEM 2.  PROPERTIES


Our executive offices, administrative offices, and manufacturing facility are located in our 51,000 square foot, mixed-use building in Salt Lake City, Utah. This building was constructed in 1997 to our specifications and is subject to an Industrial Revenue Bond (see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources"). The building is situated on nearly four acres of land a few miles from the downtown area. It allows quick access to two major interstate freeways and to the Salt Lake International Airport. We currently utilize approximately 70% of the building's available space and believe that the building will be adequate to serve our needs through the end of the year 2003. We own approximately 3.47 vacant acres adjacent to our facility.


ITEM 3.  LEGAL PROCEEDINGS

We are not engaged in any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The following disclosure in this Item 4 should have been reported as part of the Company's Form 10-Q for the quarter ended September 30, 2002. We held our Annual Meeting of the Shareholders on July 30, 2002. During the meeting, Phillip L. McStotts, David B. Kaysen and Dan M. Robertson were elected to serve for a three-year term expiring at the 2005 Annual Meeting. The following table summarizes the tabulation for each director nominee.


Director nominee                  Votes cast For              Votes Against             Votes Abstained
----------------                  --------------              -------------             ---------------
Phillip L. McStotts                  2,767,603                   49,600                        0
David B. Kaysen                      2,787,053                   35,150                        0
Dan M. Robertson                     2,788,453                   33,750                        0


Directors whose term of office continued after the meeting were Leonard C. Smith and Kathryn Hyer, whose term expires at the 2004 Annual Meeting, and David J. McNally and Bradly A. Oldroyd whose term expires at the 2003 Annual Meeting. Also, at the meeting, the shareholders were asked to ratify the appointment of Ernst & Young LLP, Certified Public Accountants, as independent auditors for the year ending December 31, 2002. On that matter, 2,843,830 shares voted for the proposal, 2,194 shares were voted against the proposal and 1,700 shares abstained from voting. No other matters were voted upon at the meeting. Ms. Hyer subsequently resigned in November 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


ZEVEX' Common Stock is traded on the National Market system of The NASDAQ Stock Market, under the symbol ZVXI. As of March 13, 2003, there were 157 holders of record of ZEVEX' Common Stock (calculated without reference to individual participants in securities position listings). Based on the number of proxy materials requested by brokers and other record holders for distribution to beneficial owners for ZEVEX' 2002 Annual Meeting, we estimate there are roughly 1,600 beneficial owners of ZEVEX Common Stock. ZEVEX has never declared or paid any cash dividends on its Common Stock. ZEVEX currently intends to retain all future earnings to finance future growth and does not anticipate paying any cash dividends in the foreseeable future. We have a negative covenant in our bank line of credit agreement that prevents the payment of any cash dividend without prior approval of the bank.


The following table lists the high and low sales prices for ZEVEX Common Stock for each full quarterly period since January 1, 2001.


                                      ------------------------------------- -------------------------------------
                                                      2002                                  2001
                                            High                Low                High                Low
                                      ------------------ ------------------ ------------------- ------------------
1st Quarter                                 3.93               2.61               $6.00               $3.81
2nd Quarter                                 3.45               2.65               $5.40               $3.55
3 rd Quarter                                3.00               2.00               $4.15               $1.74
4th Quarter                                 2.25               1.75               $3.00               $1.80



ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA - FIVE-YEAR REVIEW


The following selected statement of operations data for the years ended December 31, 2002, 2001 and 2000, and the balance sheet data as of December 31, 2002 and 2001 are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and notes thereto. The selected statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999, and 1998 are derived from the audited consolidated financial statements of ZEVEX, which are not included herein, and are qualified by reference to such financial statements and the notes thereto. The selected consolidated financial data set forth below is also qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report.


                                                         Fiscal Year Ended December 31


Statement of Operations Data                      2002         2001         2000        1999         1998

Revenues                                       $25,495,733  $29,882,075  $30,778,627 $23,026,208 $11,084,413
Gross profit                                     9,973,492   11,018,928  10,848,772   10,551,998   4,237,970
Selling, general and administrative expenses     8,747,967    9,522,443   8,405,833    6,988,044   3,879,408
Research and development expenses                  519,342      477,653     852,273      670,886     290,669
Operating income                                   706,183    1,018,832   1,590,666    2,893,068      67,893
Impairment loss on marketable securities                --    (917,628)          --           --          --
Other (income)/expenses                            486,664      688,414     196,828       78,706   (407,469)
Provision (benefit) for taxes                        5,216     (99,507)     669,698    1,187,989     113,169
Net income (loss)                                  214,303    (487,703)     724,140    1,626,373     362,193
Net income (loss) per share basic                      .06        (.14)         .21          .48         .11
Weighted average shares outstanding              3,414,846    3,431,639   3,425,288    3,413,023   3,298,150
Net income (loss) per share diluted                    .06        (.14)         .19          .47         .10
Weighted average shares outstanding,
   assuming dilution                             3,418,278    3,431,639   3,748,032    3,431,566   3,636,434


                                                  2002         2001         2000        1999         1998
Balance Sheet Data
Total assets                                    28,798,236  $33,639,146  $38,687,962 $34,049,689 $33,760,979
Total current liabilities                        5,679,446    5,918,660   9,967,768    5,782,319   7,395,946
Long-term debt (less current portion)            1,662,536    6,411,351   7,511,022    7,170,000   6,150,000
Stockholders' equity                            21,198,061   21,032,401  21,057,505   21,090,722  20,114,535



Please refer to Item 7 for a discussion of the main factors causing the substantial changes in certain of the items set forth above, particularly when comparing the year 2002 to earlier periods. Also refer to Item 1 for a discussion of Risk Factors that may describe material uncertainties that might cause the items set forth above to not be indicative of our future financial condition or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

Through our divisions and subsidiaries, we engage in the business of designing, manufacturing and distributing medical devices. Our Therapeutics division markets award-winning enteral nutrition delivery devices. Our Physical Evaluation division markets industry-leading physical evaluation testing systems. Our Applied Technology division designs and manufactures advanced medical components and systems for original equipment manufacturers ("OEM's"). See discussion of our segments in Note 13 to the Consolidated Financial Statements.


Results of Operations

As an aid to understanding our operating results, the following table sets forth, for the periods indicated, the relative percentages that certain items in the income statement bear to revenues.

Year Ended December 31 Income Statement Data -- Percentage of Gross Sales




                                             2002          2001          2000          1999           1998
                                       ------------- ------------- ------------- ------------- --------------
Revenue                                        100%          100%          100%          100%           100%
Gross profit                                    39%           37%           35%           46%            38%
Selling, general and administrative
  expenses                                      34%           32%           27%           30%            34%
Research and development expenses                2%            2%            3%            3%             3%
Operating income                                 3%            3%            5%           13%             1%
Impairment loss on securities                   --%          (3)%           --%           --%            --%
Other income/(expense)                         (2)%          (2)%           --%          (1)%             3%
Income (loss) before taxes                       1%          (2)%            5%           12%             4%
Provisions for taxes                            --%           --%            2%            5%             1%
Net income (loss)                                1%          (2)%            3%            7%             3%


Fiscal Year 2002 Compared to Fiscal Year 2001


Revenue was $25,495,733 for the year ended December 31, 2002, compared to $29,882,075 for the prior year, a 15% decrease. We believe the decrease in revenue is largely due to (1) the delay and decrease of several orders for contract-manufactured products, including those related to a customer which has reorganized its corporate structure through a spin-out from its parent, a customer which has been reducing inventory levels and safety stock, and a customer which has delayed orders due to an issue not involving us, (2) an overall decline in orders for stationary enteral nutrition delivery pump disposable sets, (3) our difficulty in maintaining a steady flow of contract manufacturing products upon completion of certain projects, and (4) weaker demand for Physical Evaluation products, as clinicians were hesitant to make capital equipment purchases during a period of economic uncertainty.

We did experience, however, a number of developments that positively impacted revenue in 2002. During the second half of 2002 scheduled shipments of surgical handpieces and ultrasonic sensors increased compared to the first six months of 2002. Through the last three quarters of 2002, we continued our engineering on a time-and-materials development program for a mobile organ perfusion system. Further, during the fourth quarter of 2002 we have experienced an increase in orders for private label enteral feeding pumps from a European customer. During 2002, revenue of the stationary enteral nutrition delivery pump disposable sets stabilized, achieving sales of approximately $1 million in each quarter. Revenue of our Physical Evaluation products were greatest during the fourth quarter of 2002, when we achieved sales of $1 million.

Looking forward, there are some developments that we believe will contribute to revenue in 2003. We are in the process of completing the development of new surgical handpieces, which we expect will be followed by production orders. We are also developing several new ultrasonic and optoelectronic sensor products applications for certain customers.


The percentage of revenue generated from the marketing of our proprietary products increased when compared to revenues from contract manufacturing. In 2002, 62% of our revenue was derived from proprietary products marketed by us, in comparison to 56% in 2001. Sales of our Therapeutics products accounted for approximately 48% of total revenue for the year ended December 31, 2002, compared to 43% for the year ended December 31, 2001. Sales from our Physical Evaluation product line accounted for approximately 14% of total revenue for the year ended December 31, 2002, compared to 13% for the year ended December 31, 2001. Thirty-eight percent of our revenue during 2002 was derived from products manufactured for and sold to our contract manufacturing customers, compared to 44% in 2001. This shift in revenue sources from our contract manufacturing customers to proprietary products over the last three years has the benefit of decreasing the percentage of our revenues generated by a small number of major customers. During 2002 and 2001, no single customer accounted for over 10% of our revenue.

Our gross profit as a percentage of sales was 39% in 2002, compared to 37% in 2001. We attribute the increase in gross profit percentage from 2001 to 2002 to improvements in manufacturing and distribution efficiencies and the particular product mix delivered during the year.

Selling, general, and administrative expenses decreased during 2002 to $8,747,967, 34% of sales, as compared to $9,522,443, 32% of sales in 2001.
Although we have decreased certain general and administrative costs, we are continuing our investment in building our domestic sales forces for the Physical Evaluation and Therapeutics divisions, and in growing international revenue of all product lines. The decrease in general and administrative expenses from 2001 was partially due to additional legal and professional costs incurred due to a record number of patent applications, our response to the Office of the Inspector General's nationwide investigation into billing practices in the enteral device market, and the elimination of goodwill amortization as of January 1, 2002 with the adoption of SFAS No. 142. See Note 1 of the Financial Statements for more information on the effect of this accounting change. We believe that selling, general, and administrative expenses will decrease to approximately 30% of gross revenue in 2003.

We combine the resources of our full-time engineers and several other independent contractors, to perform research and development projects. We invested $519,342 in 2002, $477,653 in 2001, and $852,273 in 2000 for research and development of new products. In 2002, research and development costs represented approximately 2% of our annual revenue, compared to 2% in 2001 and 3% in 2000. We are continuing our efforts to develop and introduce new proprietary products and are currently planning new product introductions during the next fiscal year. Additionally, we are investing in developing proprietary component technologies for our contract manufacturing services. We expect research and development costs to be approximately 3% of revenue during 2003.

Depreciation and amortization expenses decreased to $1,618,682 in 2002 from $2,086,379 in 2001. The decrease is due to the elimination of goodwill amortization as of January 1, 2002 with the adoption of SFAS No. 142. See Note 1 of the Financial Statements for more information on the effect of this accounting change.

Goodwill held by us represents the excess of the purchase price over the fair value of the tangible and other specifically identified intangible assets obtained in acquisitions by ZEVEX. The current value of goodwill included in the financial statements is $10,089,035, and represents approximately 35% of total assets. In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. See Note 1 of the Financial Statements for more information on the effect of adopting these pronouncements.

We had income tax expense of $5,216 in 2002 compared to an income tax benefit of $99,507 for 2001. The increase from 2001 to 2002 is primarily due to increased income before taxes as described above. For 2002, our effective tax rate differed from the statutory rate largely as a result of a reduction in our valuation allowance (see below), research and development tax credits, and charitable contribution deductions. For 2001 our effective tax rate differed from the statutory rate largely as a result of nondeductible goodwill amortization.

At December 31, 2002, we had net current deferred tax assets of approximately $349,000. Realization of these deferred tax assets is dependent on our ability to generate approximately $936,000 in taxable income in the year the assets are realized. Management believes that sufficient income will be earned in the future to realize these assets. ZEVEX, through our sale of the Aborn corporate shell in 2001, generated a capital loss carryover of approximately $5,000,000. In 2001, a valuation allowance of $1,865,000 was established. In 2002, $50,000 of the carryover was utilized and the valuation allowance was reduced. Because we have not determined that it is more likely than not that the remaining carryover will be realized prior to its expiration, a valuation allowance has been established for the remaining amount. During 2002, we made a charitable contribution of certain patent rights to an institution of higher education with a fair market value of $5,048,000. During 2002 a tax benefit of $11,944, as determined based upon applicable federal rates, was recognized for the charitable contribution. For income tax purposes, charitable contributions are only recognizable if a company has taxable income. A valuation allowance of approximately $1,704,000 has been provided for the contribution carryover of $5,012,000 generated from the patent donation because we do not consider it to be more likely than not that this carryover will be utilized. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowances annually.

Operating income decreased to $706,183, 3% of revenue in 2002 compared to $1,018,832, 3% of revenue in 2001. We had net income of $214,303, 1% of gross revenue in 2002, compared to a net loss of $487,703, (2)% of revenue in 2001. The increase in net income during 2002, as compared to 2001, is due to a number of factors, including, (1) the one-time impairment loss on marketable securities in the amount of $917,628 in the third quarter 2001, (2) higher gross profit achieved in 2002, (3) a reduction in interest expense from $1,059,593 to $543,340, due to decreased debt and lower interest rates, (4) nonamortization of goodwill under SFAS No. 142, which was adopted as of January 1, 2002, and (5) the tax benefit derived from a capital loss, which, for the State of Utah, was treated as a net operating loss carryback for income tax purposes and resulted in a refund recognized in 2002. However, the impact of these changes was reduced by lower revenue during of 2002.


Our annual and quarterly operating results are affected by acceptance in the markets for our proprietary and contract manufactured products, including the volume and timing of customer orders, which vary due to (i) variation in demand for the customers' products or services as a result of, among other things, product life cycles, competitive conditions, and general economic conditions,
(ii) the customers' attempt to balance their inventory, (iii) the customers' need to adapt to changing regulatory conditions and requirements, and (iv) changes in the customers' preferences or strategies. Technical difficulties and delays in the design and manufacturing processes may also affect such results. The foregoing factors may cause fluctuations in revenues and variations in product mix, which could in turn cause fluctuations in our gross margin.

Fiscal Year 2001 Compared to Fiscal Year 2000


Revenue was $29,882,075 for the year ended December 31, 2001, compared to $30,778,627 for the prior year, a 3% decrease. We attribute the decline to the poor overall economic conditions in 2001, a slowdown on placement of orders from manufacturing customers, and a decline in the sales of stationary enteral delivery sets.

In line with our strategy over the past few years, the percentage of revenues from the marketing of our proprietary products increased when compared to revenue from contract manufacturing. In 2001, 56% of our revenue was derived from proprietary products sold by us, in comparison to 53% in 2000. Revenue of our Therapeutics products accounted for approximately 43% of total revenue for the years ended December 31, 2001 and 2000. Revenue from our Physical Evaluation product line accounted for approximately 13% of total revenue for the year ended December 31, 2001, compared to 10% for the year ended December 31, 2000. Forty-four percent of our revenues during 2001 were derived from products manufactured for and sold to contract manufacturing customers, compared to 47% in 2000. During 2001, no single customer accounted for over 10% of our revenue, as compared to 2000, where two customers accounted for over 24% of our revenues.

Our gross profit as a percentage of sales was 37% in 2001, as compared to 35% in 2000. Management attributes the slight increase in gross profit percentage from 2000 to 2001, to recognizing the benefits of our manufacturing resource planning system, but this was offset by higher than expected cost of goods and distribution costs associated with the acquired Nestle business. Selling, general, and administrative expenses increased during 2001 to $9,522,443, 32% of gross revenue, as compared to $8,405,833, 27% of gross revenue in 2000. General and administrative expenses increased as we hired additional accounting and administrative personnel to implement financial controls, hired specialists to manage inventories, and incurred over $200,000 in support expenses and depreciation related to our manufacturing resource planning software. Legal and professional costs increased $200,000 over the prior year, due to a record number of patent applications and our response to the Office of the Inspector General's nationwide investigation into billing practices in the enteral device market. We also experienced an increase in expenses related to employees, such as insurance, taxes, and pension benefits.

During 2001, we utilized a combination of our full-time engineers and independent contractors to perform research and development projects. During the first quarter of 2001, we restructured our engineering group to primarily focus on manufacturing, and utilizing more independent contractors for research and development projects. We invested $477,653 in 2001, $852,273 in 2000, and $670,886 in 1999 for research and development of new products. In 2001, research and development costs represented approximately 2% of our annual revenues, compared to 2000, when research and development costs represented approximately 3% of our annual revenues.


Depreciation and amortization expenses increased to $2,086,379 in 2001 from $1,756,682 in 2000. This increase primarily reflects increased depreciation and amortization from the Nestle purchased assets and our self-manufactured enteral pumps placed in service under usage programs during 2001. Depreciation and amortization expenses also include depreciation of capital expenditures for property and equipment used in engineering and manufacturing, as well as our manufacturing resource planning (MRP) software.


Goodwill held by us represents the excess of the purchase price over the fair value of the tangible and other specifically identified intangible assets obtained in acquisitions by ZEVEX. Goodwill amortization lives were determined by comparing recent acquisitions of similar companies and within similar industries. Prior to 2002, goodwill was amortized over periods ranging from 15 to 23 years. The value of goodwill included in the financial statements at December 31, 2001 was $10,154,757, and represented approximately 30% of total assets.

During the third quarter of 2001, under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities", We recorded an "other-than-temporary" impairment loss on our available-for-sale securities of $917,628. We subsequently sold all of those securities during the first quarter of 2002.


We had an income tax benefit of $99,507 in 2001 compared to an income tax expense of $669,698 for 2000. The decrease from 2000 to 2001 is primarily due to decreased income before taxes. Our effective tax rate differs from the statutory rate largely as a result of nondeductible goodwill amortization.

At December 31, 2001, we had net current deferred tax assets of approximately $568,000. Realization of these deferred tax assets is dependent on our ability to generate approximately $1,523,000 in taxable income in the year the assets are realized


Operating income decreased to $1,018,832, 3% of gross revenue in 2001, compared to $1,590,666, 5% of gross revenue in 2000. Similarly, we had a net loss of $487,703, (2%) of revenue in 2001, compared to net income of $724,140, 3% of revenue in 2000. The changes during 2001 as compared to 2000 are principally due to the items addressed above.


Liquidity and Capital Resources


Our primary sources of liquidity have consisted of cash flow from operations, borrowings under our revolving line of credit, and the other financial arrangements described below. In some prior years, we also increased working capital through the issuance of stock and may do so in the future.
Cash flow provided from operating activities for 2002 was $4,074,874 compared to cash flow provided in 2001 of $4,626,574. In 2002, cash flow provided by operating activities was primarily associated with the reduction of accounts receivable due to better collection procedures and reduction in inventories as we continued to stream-line our purchasing and manufacturing processes. Cash flow used in investing activities during 2002 was $225,648 and relates primarily to the purchase of equipment used for manufacturing, offset by the sale of marketable securities.

Cash flow provided from operating activities for 2001 was $4,626,574. In 2001, cash provided by operating activities was primarily associated with reduction of accounts receivable due to better collection procedures and reduction in inventories as we recognized the benefit of our manufacturing resource planning software and converted inventory into self-constructed enteral pumps for placement in the enteral marketplace. Cash flows provided by investing activities were $775,931 largely as a result of the sale of securities held by ZEVEX.

Our working capital at December 31, 2002 was $6,102,500, compared to $9,493,376 at December 31, 2001. Our decrease in working capital of $3,390,876 in 2002 was primarily due to the reduction of accounts receivable and inventories and payment of current debt outstanding at December 31, 2001. The portion of working capital represented by cash and short-term investments at such dates was $0, and $1,247,985 respectively. The ratio of current assets to current liabilities decreased to 2.07 to 1 at December 31, 2002 from 2.60 to 1 at December 31, 2001.


On December 31, 1998, we committed to pay up to $1,850,000 in cash and issued convertible debentures in the aggregate amount of $1,350,000 to Vijay Lumba and Harry Parmar as partial consideration for the acquisition of all issued and outstanding stock of Aborn. We completed the cash payment and issued the debentures in 1999. Amounts due under the convertible debentures were to be paid by January 6, 2002. On December 31, 1999, we committed to pay $950,000 in cash and issue convertible debentures in the aggregate amount of $950,000 due March 31, 2003, to Vijay Lumba and Harry Parmar as payment of the earn-out portion of the purchase price related to the acquisition of all issued and outstanding stock of Aborn. We completed the cash payment and issued the debentures in 2000. On December 31, 2001, we paid $556,030 in cash to the debenture holders and negotiated an extension of time, until January 6, 2003, to pay the remaining balance on the original debenture of $793,970, with all other terms remaining unchanged. We paid $793,970 in cash to the debenture holders on January 6, 2003. All or part of the outstanding principal of the remaining debenture is convertible at the holder's option into ZEVEX' Common Stock at a rate of $11.00 per share at any time prior to maturity of the debentures.

On December 31, 1998, we committed to pay up to of $3,100,000 in cash and issued convertible debentures in the aggregate amount of $3,000,000 to Leonard Smith, Tracy Livingston, and David Bernardi as partial consideration for the acquisition of all issued and outstanding stock of JTech. We completed the cash payment and issued the debentures in 1999. Amounts due under the convertible debentures were to be paid by January 6, 2002. On December 31, 1999, we committed to pay $147,188 in cash and convertible debentures in the aggregate amount of $147,188 due March 31, 2002, to Leonard Smith, Tracy Livingston, and David Bernardi as payment of the earn-out portion of the purchase price related to the acquisition of all issued and outstanding stock of JTech. We completed the cash payment and issued the debentures in 2000. On December 31, 2001 we paid $968,000 in cash to the debenture holders and negotiated an extension of time, through January 6, 2003, to pay the remaining balance on the original debenture of $2,032,000, with all other terms remaining unchanged. We made principal payment during 2002 of $2,179,188 in full payment of the debentures.

We have a $6,000,000 open line of credit arrangement with a financial institution. The line matures on May 31, 2003. The line of credit is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate. We owed $0 on the line of credit at December 31, 2002 and $1,713,610 at December 31, 2001.

On March 15, 2001, we entered into a Secured Financing Agreement with a bank for the amount of $1,500,000. The agreement is secured by our enteral feeding pumps, which were purchased from Nestle and are now manufactured by us. The proceeds from the agreement were used to reduce our line of credit balance. The agreement has a 36-month term, is due on February 15, 2004, and bears interest at a rate of 8.24%. We owed $670,145 on the agreement at December 31, 2002.


On April 18, 2001, ZEVEX entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by our manufacturing facility and bears a fixed interest rate of 8.5%. On September 23, 2002 the Company renegotiated the note, which currently bears interest at the prime rate (4.25% at December 31, 2002). The maturity date of the loan is May 15, 2003 with principal and interest amortized over a 15-year term. The outstanding balance at December 31, 2002 was $931,081. It is anticipated that, upon maturity we will be able to refinance the Term Loan Agreement under terms similar to the existing terms.


In 1997, we completed construction of our new 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was approximately $2,591,177. In 1996, we negotiated a $2.0 million Industrial Development Bond ("IDB") to finance this construction. As of December 31, 2002, the remaining principal balance on the IDB was $1,500,000. During 2002, the interest paid monthly ranged from 1.45% to 2.03% (APR).

The following is a summary of the our long-term liabilities:


                                                     Payment due by period
                                                    More        More        More       More         More
   Contractual                     Less than        than        than        than       than         than
    Obligation         Total        1 -year      1- year     2- year     3- year     4- year       5- year
------------------- ------------- ------------- ----------- ----------- ----------- ----------- -------------
------------------- ------------- ------------- ----------- ----------- ----------- ----------- -------------
Line of Credit            $    -        $    -       $   -       $   -       $   -       $   -         $   -
Industrial
 Development
 Bond                  1,500,000       100,000     100,000     100,000     100,000     100,000     1,000,000
Convertible
  Debt                 1,738,970     1,738,970           -           -           -           -             -
Other
  Long-term            1,601,226     1,461,640     139,586           -           -           -             -
Capital Leases           300,751       177,801     122,950           -           -           -             -
                    ------------- ------------- ----------- ----------- ----------- ----------- -------------
                    ------------- ------------- ----------- ----------- ----------- ----------- -------------
Total                 $5,140,947    $3,478,411    $362,536    $100,000    $100,000    $100,000    $1,000,000
                    ============= ============= =========== =========== =========== =========== =============


Purchases of leasehold improvements to our facilities, self-manufactured enteral feeding pumps, new engineering, production, testing equipment, and tooling totaled $399,565 in 2002, as compared to $1,233,843 in 2001, and $1,887,480 in
2000. The amount invested during 2001 was primarily attributed to self-manufactured enteral feeding pumps. The amount invested during 2000 was primarily attributed to our purchase of a new MRP software system and self-manufactured enteral feeding pumps.

Our expected principal liquidity requirements are working capital, investments in capital expenditures, and convertible debt reduction. We believe our sources of liquidity are sufficient for operations during the coming twelve months with our projected cash flows from operations and, if necessary, the availability of funds under our revolving line of credit.



Off-Balance Sheet Items

We have no off-balance sheet items.


Other

As part of a nationwide investigation into billing practices associated with enteral nutrition delivery products, particularly in regard to billing practices for pumps and disposable delivery sets, on July 2, 2001, the Office of Inspector General (OIG), served a subpoena on our ZEVEX, Inc. subsidiary. According to published reports, the investigation involved most manufacturers, distributors and health care service providers in the United States enteral pump industry and similar subpoenas were served on many of those parties. The subpoena requested documents relating to our enteral pump customers, marketing and billing practices. We have responded to the subpoena and are cooperating with the investigation. At this time we are uncertain as to any future impact this investigation will have on our operations or financial position.

Inflation and Changing Prices

We have not been, and in the near term are not expected to be, materially affected by inflation or changing prices.


Critical Accounting Policies and Estimates

In response to the SEC's Release numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements.

We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective, or complex judgments in the preparation of our consolidated financial statements:


Allowance for Doubtful Accounts

As a general policy, collateral is not required for accounts receivable; however, we periodically monitor the need for an allowance for doubtful accounts based upon expected collections of accounts receivable and specific identification of uncollectible accounts. Additionally, customers' financial condition and credit worthiness are regularly evaluated. Historically losses on collections have not been material. As of December 31, 2002, we have recorded an allowance for bad debts of $200,000, approximately 4% of accounts receivable.


Product and Inventory Obsolescence


Rapid change and technological innovation characterize the marketplace for medical products. As a result, we and our customers are subject to the risk of product and inventory obsolescence, whether from prolonged development or government approval cycles or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen. Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. As of December 31, 2002, we have recorded an obsolescence reserve in the amount of $254,000, which is approximately 3.8% of inventories.


Sales Returns and Warranty


We record a provision for estimated sales returns and allowances and warranty reserve on products we have sold. These estimates are based on historical sales returns and warranty expenses and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns and warranty expenses, revenue could be overstated and expenses could be understated. We have recorded a sales return and warranty expense allowance in the amount of $85,000 as of December 31, 2002.


Revenue Recognition

The Company recognizes revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made and collectibility is reasonably assured. Shipping and handling costs are expensed as incurred and are included in cost of sales.


Contracts to perform engineering design and product development services are generally performed on a time-and-materials basis. Revenue is recognized as milestones are achieved; costs are expensed as incurred.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, in October 1997. SOP 97-2, provides authoritative guidance on software revenue recognition, applies to all entities that earn revenue from licensing, selling or otherwise marketing software. Our Physical Evaluation product line derives a portion of its revenue from software products that include post-contract customer support. We have recorded deferred revenue in the amount of $25,000 for such post-contract customer support as of December 31, 2002.


Impairment


We have made acquisitions in the past that included a significant amount of fixed assets, goodwill, and other intangible assets. The cost of the acquired companies was allocated first to identifiable assets based, on estimated fair values. Intangible assets consist of goodwill, contracts, patents, and licenses.

Effective in 2002, as discussed in New Accounting Pronouncements, goodwill is no longer amortized but is subject to an annual (or, under certain circumstances, more frequent) impairment test, based on its estimated fair value. Other intangible assets will generally continue to be amortized over their useful lives and also will be subject to an impairment test based on estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future.

Currently, we assess the impairment of fixed assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

        o A significant underperformance relative to expected historical or projected future operating results;
        o A significant change in the manner of how we use the acquired asset or the strategy for our overall business;
        o A significant negative industry or economic trend.

When we determine that one or more of the above indicators of impairment exist, we evaluate the carrying amounts of the affected assets. The evaluation, which involves significant management judgment, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense, so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows, using a discount rate determined by management to be commensurate with the risk inherent in our current business model.

Net intangible assets and goodwill amounted to approximately $10.5 million as of December 31, 2002. Net fixed assets amounted to approximately $6.5 million as of December 31, 2002. The effect of eliminating amortization for goodwill will be a reduction of expenses of approximately $530,000 annually. For further information, see the discussion under New Accounting Pronouncements below.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore our deferred tax asset may not be ultimately realized.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach, rather than the undiscounted cash flows approach previously required. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 (see below). We adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 provided a six-month period from the effective date of adoption for the Company to complete Step 1 (determining and comparing the fair value of our reporting units to their carrying values) of the transitional impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reportable units exceeds their fair value and involves the calculation of the implied fair value of goodwill and must be completed by December 31, 2002. We completed Step 1 of the impairment assessment. Based upon our valuation procedures, we have determined that the fair value of the reporting units exceeds the carrying value including goodwill. As such we are not required to complete Step 2 of the impairment assessment and no impairment loss has been recognized in 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the consolidation for a subsidiary for which control is likely to be temporary. We adopted SFAS No. 144, effective January 1, 2002. As expected, the adoption of SFAS No. 144 did not have a material impact on our consolidated financial position, consolidated results of operations, or liquidity.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Generally, provisions of this statement are applicable for transactions initiated after May 15, 2002. The adoption of this statement did not have a material impact on our consolidated financial position, consolidated results of operations, or liquidity.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for us on January 1, 2003. It is not anticipated that the adoption of this statement will have a material impact on our consolidated financial position, consolidated results of operations, or liquidity.

In November of 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". This issue addresses certain aspects of accounting for arrangements whereby a vendor performs multiple revenue-generating activities. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. We plan to adopt EITF 00-21 in the third quarter which begins on July 1, 2003. We believe that the effect of EITF 00-21 on our results of operations, financial position or liquidity will not be material as we currently have few multiple deliverable revenue arrangements.

In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation and Disclosure". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by us. SFAS No. 148 did not require us to change to the fair value based method of accounting for stock-based compensation. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25, to account for employee stock options. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Quarterly Financial Data

The following table sets forth a summary of our quarterly income statement data for the fiscal years ended 2002 and 2001.



Summary of Quarterly Data
                    12/02       9/02        6/02       3/02       12/01       9/01        6/01       3/01
Revenue           $7,070,368 $6,525,270  $5,804,441  $6,095,654 $8,019,727  $6,899,297 $7,570,632  $7,392,419
Gross profit      2,858,615   2,414,038   2,261,186  2,439,653   3,047,476  2,340,704   2,741,051   2,889,697
Impairment loss          --          --          --         --          --  (917,628)          --         --
Net income
(loss)               30,887      56,256       4,784    122,376     244,912  (809,629)    (10,448)     87,462
EPS basic               .01         .02         .00        .04         .07      (.24)         .00        .03
EPS diluted             .01         .02         .00        .04         .07      (.24)         .00        .03


ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our line of credit, currently with a balance of $0, a term loan agreement with a balance of $931,081, and our industrial development bond of $1,500,000. Principal payments of $100,000 are made annually on the industrial development bond, with the balance due October 1, 2016. The variable rate on the line of credit and term loan agreement is the prime bank lending rate, and the variable rate on the industrial development bond is based on a weekly tax-exempt floater rate. The line of credit matures annually in May. The maturity date of the term loan agreement is May 15, 2003, with principal and interest amortized over a 15-year term.

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact on our fixed rate debt, which includes our secured financing agreement, with a balance of $670,145 as of December 31, 2002, which is due on February 15, 2004 and bears interest at a rate of 8.24%. We are also exposed to this risk on our convertible debenture with a balance of $1,738,970 as of December 31, 2002. An additional principal payment of $788,970 was made on January 6, 2003 with thr remaining balance due March 30, 2003, and bears interest at a rate of 7%.

Additionally, we held marketable equity securities with a fair value of $219,899 at December 31, 2001,consisting of stocks of public companies in the small-cap market. We realized an "other-than-temporary" loss on available-for-sale marketable securities in the third quarter ending September 30, 2001 and the year ended December 31, 2001 of $917,628. Gross unrealized gains on marketable equity securities were $32,180 for the year ended December 31, 2001. We did not hold any marketable securities at December 31, 2002.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ZEVEX' financial statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, are included beginning at page 49, immediately following Item 15.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


We have no changes in or disagreements with our independent auditors with regard to accounting or financial disclosures.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The following table sets forth the name, age, and principal position of each our director and executive officer, as well as the expiration of each director's term of office.


---------------------------- ------ --------------------------------------------------------- -------------
                                                                                               Expiration
Name                         Age    Position                                                    of Term
---------------------------- ------ --------------------------------------------------------- -------------
---------------------------- ------ --------------------------------------------------------- -------------

David J. McNally              41    Chief Executive Officer, President, and Chairman              2003

Phillip L. McStotts           45    Chief Financial Officer, Secretary/Treasurer, and             2005
                                    Director
Bradly A. Oldroyd             45    Director                                                      2003

David B. Kaysen               52    Director                                                      2005

Dan Robertson                 55    Director                                                      2005

Richard L. Shanaman           67    Director                                                      2004

John T. Lemley                59    Director                                                      2004
---------------------------- ------ --------------------------------------------------------- -------------


Our executive officers serve at the discretion of the Board of Directors. None of the executive officers have employment agreements with us. Certain biographical information with respect to each of the officers and directors is set forth below.

David J. McNally is one of our founders and has served as our Chief Executive Officer and Chairman since September 2000. Prior to September 2000, Mr. McNally served as our Executive Vice President and as a director since our inception in 1986. He also serves as CEO and director of our wholly-owned subsidiaries, ZEVEX Inc. and JTech. Mr. McNally was an Ernst & Young Entrepreneur of the Year Finalist in 1998, and again in 1999. Prior to joining us, he was employed by EDO Corporation in Salt Lake City, Utah as a marketing manager from 1985 to 1987. From 1984 to 1985, Mr. McNally was employed by Physical Acoustics Corporation, a Princeton, New Jersey based manufacturer of acoustic testing systems, as its regional sales manager for the Southeastern United States. From 1983 to 1984, he was employed by Hercules, Inc., in Magna, Utah, as an advanced methods development engineer. Mr. McNally received a Bachelor of Science Degree in Mechanical Engineering from Lafayette College in May 1983 and an Executive Master of Business Administration Degree from the University of Utah in June 1992.

Phillip L. McStotts is one of our founders and has served as our CFO, Secretary, and Treasurer, and as a director since our inception. He also serves as a director of our wholly-owned subsidiaries, as CFO, Secretary and Treasurer of ZEVEX Inc. and as CFO and Secretary of JTech. Mr. McStotts was an Ernst & Young Entrepreneur of the Year Finalist in 1998, and again in 1999. Mr. McStotts was a practicing CPA running his own professional corporation, Phillip L. McStotts, CPA P.C., from 1986 to 1992. Prior to starting his own firm, Mr. McStotts was employed from 1985 to 1986 as an accountant with the Salt Lake City firm of Chachas & Associates, where he was a tax manager. He has also worked in the tax departments of the regional accounting firms of Pearson, Del Prete & Company, and Petersen, Sorensen & Brough. Mr. McStotts received a Bachelor of Science Degree in Accounting from Westminster College in May 1980, and received a Master of Business Administration Degree in Taxation from Golden Gate University in May 1982.

Bradly A. Oldroyd has been a director since October 1991. He is the founder and principal shareholder of Pinnacle Management Group, a Salt Lake City-based personnel services firm, serving as its President since 1986. Mr. Oldroyd is also the founder and CEO of TeamONE Food and Fuel Centers, a Salt Lake City-based petroleum and convenience goods retailer. He is also a member of the faculty of the University of Phoenix campus in Salt Lake City, where he teaches management and marketing courses in undergraduate and graduate programs. Mr. Oldroyd received a Bachelor of Science degree in Marketing from Utah State University in 1981 and a Master of Business Administration Degree from the University of Utah in 1982.

David B. Kaysen has been a director since November 2000. Mr. Kaysen has served since December 2002 as President, Chief Executive Officer and Director of Diametrics Medical, Inc. a publicly traded (NASDAQ: DMED) manufacturer and marketer of critical care blood analysis systems that provide immediate or continuous diagnostic results at the point-of-care. From 1992 to 2002, Mr. Kaysen served as Chief Executive Officer, President, and director of Rehabilicare Inc., a publicly traded (NASDAQ: REHB) manufacturer and marketer of electromedical rehabilitation and pain management products for clinician, home and industrial use. From 1989 to 1992, Mr. Kaysen served as Executive Vice President for Emeritus, a company that developed and marketed clinical assessment software for the nursing home industry. Mr. Kaysen also served as President and CEO of Surgidyne, Inc., which markets specialty medical and surgical products, from 1988 to 1989. From 1986 to 1988, Mr. Kaysen was Vice President of Marketing for Red Line/XVIIIB Medimart, a medical product distributor. Mr. Kaysen also served in various general management positions with American Hospital Supply Corporation from 1974 to 1986. Mr. Kaysen currently serves as a director on the Board of American Telecare, Inc., a privately held company that markets home telemedicine products and Medical CV, Inc. a publicly traded (NASDAQ Small Cap: MDCVU) manufacturer and marketer of mechanical heart valves . Mr. Kaysen graduated with a Bachelor of Science Degree in Business Administration from the University of Minnesota in 1972.

Dan Robertson, has been a director since April 2002. Mr. Robertson is a Managing Director of Insurance Offices of America, where he has been responsible for managing reinsurance relationships and risk sharing programs since 2001. From 1997 to 2001, Mr. Robertson was Senior Vice President of Protegrity Services Inc., where he developed comprehensive insurance products and underwriting programs with national carriers and reinsurers. From 1992 to 1997, Mr. Robertson was President of Berkley Risk Managers, a full service risk management company within the W.R. Berkley Group. Prior to 1992, Mr. Robertson was Field Operations Vice-President in charge of CIGNA Corporation's network of workers compensation claim-management centers. Mr. Robertson graduated with a Bachelor of Science Degree in Psychology from the Arizona
State University in 1970.


John T. Lemley has been a director since February 2003. From 1999 to 2001 Mr. Lemley served as Executive Vice President and Chief Financial Officer of emWare Inc. a privately held supplier in the emerging market for device-networking solutions. From 1995 to 1999, Mr. Lemley served as Vice President and Chief Financial Officer of Evans & Sutherland Computer Corporation, a leading supplier of 3-D graphic technology for aerospace defense, simulation applications, and high performance NT workstation markets. From 1994 to 1995, Mr. Lemley served as Sr. Vice President and Chief Financial Officer of Megahertz Holding Corporation, a publicly traded manufacturer of data and fax modems for portable computer that was acquired by U.S. Robotics, Inc. in 1995. From 1990 to 1994, Mr. Lemley served as Vice President, Corporate Controller and Acting Chief Financial Officer for Medtronic, Inc. (NYSE: MDT) the world's leading producer of medical devices. From 1973 to 1990, Mr. Lemley served in various Corporate Controller positions for Hewlett Packard Company. Mr. Lemley graduated with a Bachelor of Science Degree in Civil Engineering from the University of California, Berkley in 1965, and an MBA in Finance from the University of Oregon in 1967.

Richard L. Shanaman, has been a director since February 2003. Mr. Shanaman is retired. From 1987 to 2003, Mr. Shanaman served as a Director of Lombard Investments, a San Francisco, California-based Private Equity fund with $1.2 billion under management. Mr. Shanaman is highly regarded in business circles throughout the Western United States as the founder of the first venture capital fund in Utah, Utah Ventures, where he served as both General and Limited Partner. From 1978 to 1983 Mr. Shanaman served as Vice-Chair, Chief Financial Officer and Treasurer of American Stores, a NYSE company, prior to its merger with Albertsons. Mr. Shanaman also currently serves as a director of TruVision, a privately held company that markets vision care services through health plans nationwide. Mr. Shanaman graduated with a Bachelor of Science Degree in Economics from Dartmouth College in 1958, and a Degree in Credit and Finance Management from Stanford University in 1969.


OTHER KEY EMPLOYEES

Leonard C. Smith has served as Sr. Vice President since March 2002, and served as a director from April 1999 through December 2002. Mr. Smith is a founder of JTech and has served as its President since 1995. He also serves as Sr. Vice President and a director of our wholly-owned JTech subsidiary. Prior to joining JTech in 1994, he established "the Charles Group", a medical marketing company specializing in diagnostic and rehabilitation products. From 1993 to 1994, Mr. Smith was Vice President of Four Corners, a large chain of health clubs based in the Southwest. From 1979 to 1993, Mr. Smith was a partner and Vice President of Sales and Marketing at Hoggan Health Industries, a manufacturer of commercial fitness equipment. Mr. Smith received a Bachelor of Science Degree in Business Management from the University of Utah in 1977.


SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE


Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers, and 10% shareholders to file with the Securities and Exchange Commission and with Nasdaq initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during 2002 all directors, executive officers, and 10% shareholders complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.


ITEM 11. EXECUTIVE COMPENSATION


The following table sets forth the compensation we paid to each of our executive officers during the three-year period ended December 31, 2002.


SUMMARY COMPENSATION TABLE



                                                                            Long Term Compensation
                       Annual Compensation Awards Payouts
(a)                           (b)    (c)        (d)        (e)     (f)          (g)        (h)      (i)
                                                           Other   Restricted   Securities          All
Name and                                                   Annual  Stock        Underlying LTIP     Other
Principal Position            Year   Salary     Bonus      Comp.   Awards       Options    Payouts  Comp.
------------------            ----   ------     -----      -----   ------       -------    -------  -----
David J. McNally              2002   $194,543   $0         0       0            40,000     0        $5,500(a)
Chief Executive Officer       2001   $185,500   $7,500     0       0            0          0        $5,250(a)
President, Chairman           2000   $142,528   $27,500    0       0            40,000     0        $5,250(a)

Leonard C. Smith              2002   $181,931   $20,000    0       0            40,000     0        $6,000(a)
Sr. Vice President            2001   $175,000   $0         0       0            0          0        $5,250(a)
                              2000   $128,563   $15,500    0       0            40,000     0        $5,250(a)

Phillip L. McStotts           2002   $172,030   $15,000    0       0            40,000     0        $5,500(a)
Chief Financial Officer       2001   $165,000   $0         0       0            0          0        $5,250(a)
Secretary/Treasurer           2000   $133,061   $17,500    0       0            40,000     0        $5,250(a)

(a) Represents the amount we paid as a contribution to the ZEVEX 401(k) Pension and Profit Sharing Plan on the officer's behalf.



OPTIONS GRANTS IN LAST FISCAL YEAR

                              Individual Grants
                                                                                 Potential Realizable Value
                                                                                 At Assumed Annual Rate Of
                                                                                  Stock Price Appreciation
                                                                                      For Option Term
                                       Percent Of
                         Number Of       Total
                         Securities     Options/
                         Underlying       SARs

                          Options/     Granted To
                            SARs       Employees     Exercise Or

                          Granted      In Fiscal     Base Price    Expiration
         Name               (#)           Year         ($/Sh)         Date         5% ($)        10% ($)
         (a)                (b)           (c)            (d)           (e)          (f)            (g)
----------------------- ------------- ------------- -------------- ------------ ------------- ---------------
----------------------- ------------- ------------- -------------- ------------ ------------- ---------------
David J. McNally           40,000        17.43%         $3.15       1/17/2009     $51,295        $119,538
Phillip L. McStotts        40,000        17.43%         $3.15       1/17/2009     $51,295        $119,538
Leonard C. Smith           40,000        17.43%         $3.15       1/17/2009     $51,295        $119,538


Effective January 18, 2002, the Compensation Committee approved the grant of Common Stock purchase options for 40,000 shares each to Messrs. McNally, McStotts, and Smith. The options vest over a period of four years. The options are exercisable at $3.15 per share.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

The following table sets forth the options exercised during the year ended December 31, 2002, by each executive officer of ZEVEX and the value of options held by such persons at such year-end.

                                                                                 Value of
                                                        Number of                Unexercised
                                                        Unexercised              In-the-Money
                                                        Options at               Options at
                                                        FY-End                   FY-End
                           Shares
Name and                   Acquired        Value        Exercisable/             Exercisable/
Principal Position         or Exercised    Realized     Unexercisable            Unexercisable
David J. McNally
Chief Executive Officer          0           0          26,250/83,750                $0/0

Leonard C. Smith
Sr. Vice President               0           0         50,000/70,000                 $0/0

Phillip L. McStotts
Secretary/Treasurer              0           0         26,250/83,750                 $0/0


Of the unexercised options listed above for each of Messrs. McNally and McStotts, 30,000 were granted effective on January 1, 1999 and expire on January 7, 2005. The exercise price on such options is $5.00. Of the unexercised options listed above for Mr. Smith, 40,000 were granted on January 5, 1999 and expire on January 4, 2004. The exercise price on such options is $4.875. Of the unexercised options listed above for each of Messrs. McNally, Smith and McStotts, 40,000 were granted effective on November 27, 2000 and expire on November 27, 2007. The exercise price on such options is $4.75. Of the unexercised options listed above for each of Messrs. McNally, Smith and McStotts, 40,000 were granted effective on January 17, 2002 and expire on January 17, 2009. The exercise price on such options is $3.15. The value of the unexercised options was determined by reference to the closing sales price for ZEVEX' Common Stock on the NASDAQ Stock Market as of December 31, 2002, which was $1.90.

COMPENSATION OF DIRECTORS


We pay each director who is not an employee of ZEVEX or its subsidiaries a director's fee of $2,000 per quarter and $1,000 per year for each committee the director is elected to. Each director is also granted 10,000 stock options upon first being elected to the board, with 25% vesting on an annual basis over four years, in addition to being granted 2,500 stock options annually, which vest one year after issue, while a member of the Board of Directors. Although we may also issue stock options to directors who are employees for their service as directors, these employee directors currently receive no additional compensation for serving as directors or attending meetings of directors or shareholders.

TERMINATION OF EMPLOYMENT AND CHANGE-OF- CONTROL ARRANGEMENTS

Messrs. McNally, McStotts, and Smith have entered into Executive Severance Package Agreements with ZEVEX that provide for certain benefits to be paid to the executive under circumstances following a change-in-control. In the event that ZEVEX experiences a "change-in-control" (as defined by the Executive Severance Package Agreement) and the executive is terminated without "cause", or if he is "constructively terminated" within eighteen months following a change-in-control, or a relocation of executive's principal office of more than 50 miles is required, the executive will receive the following benefits:

(a) Mr. McNally: (i) a severance payment equal to 24 months of his current salary and annual bonus; (ii) the full acceleration of the vesting of his options; (iii) in the event that the severance triggers a non-deductible excise tax under Section 280G of the Internal Revenue Code, the severance shall be reduced to a level that will not trigger the excise tax; and (iv) one-third of the severance is future compensation for a non-compete obligation.
(b) Mr. McStotts: (i) a severance payment equal to 18 months of his current salary and annual bonus; (ii) the full acceleration of the vesting of his options; (iii) in the event that the severance triggers a non-deductible excise tax under Section 280G of the Internal Revenue Code, the severance shall be reduced to a level that will not trigger the excise tax; and (iv) one-third of the severance is future compensation for a non-compete obligation.
(c) Mr. Smith: (i) a severance payment equal to 12 months of his current salary and annual bonus; (ii) the full acceleration of the vesting of his options; (iii) in the event that the severance triggers a non-deductible excise tax under Section 280G of the Internal Revenue Code, the severance shall be reduced to a level that will not trigger the excise tax; and (iv) one-third of the severance is future compensation for a non-compete obligation.


COMMITTEES OF THE BOARD OF DIRECTORS


The Board of Directors has three committees, the Audit Committee, Nominating Committee, and the Compensation Committee. The Audit Committee is composed of John T. Lemley, Richard L. Shanaman, and David B. Kaysen. The Nominating Committee is composed of David B. Kaysen, Bradly A. Oldroyd, Dan Robertson, John T. Lemley, and Richard L. Shanaman. The Compensation Committee is composed of David B. Kaysen, Bradly A. Oldroyd, and Dan Robertson. The Audit Committee is authorized to review proposals of ZEVEX' auditors regarding annual audits, recommend the engagement or discharge of ZEVEX' auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, review the scope of the annual audit, approve or disprove each professional service or type of service other than standard auditing services to be provided by the auditors, and review and discuss the audited financial statements with the auditors. The Nominating Committee reviews and recommends candidates to fill vacancies or additions to the Board of Directors. The Compensation Committee establishes remuneration of the executive officers and directors of ZEVEX and oversees the administration of ZEVEX' stock option plan.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that both John T. Lemley and Richard L. Shanaman qualify as an "Audit Committee Financial Expert" under the SEC rules. Both of these individuals are "independent" under the Nasdaq rules.

CODE OF ETHICS

On March 6, 2003, the board of directors adopted a Code of Ethics for Certain Senior Officers and for All Directors. This Code of Ethics covers the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Controller, and any other officer who performs a function similar to those performed by the officers named above. This Code of Ethics meets the requirements of the SEC. A copy of this Code of Ethics has been filed as an exhibit to this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of ZEVEX' Common Stock (par value $0.001) as of March 13, 2003, by (i) each person (or group of affiliated persons) who is known by ZEVEX to beneficially own more than 5% of the outstanding shares of ZEVEX' Common Stock,
(ii) each director and executive officer of ZEVEX, and (iii) all executive officers and directors of ZEVEX as a group. As of such date, ZEVEX had a total of 3,440,197 shares of Common Stock outstanding. Unless indicated otherwise, the address for each officer, director and 5% shareholder is c/o ZEVEX International, Inc., 4314 ZEVEX Park Lane, Salt Lake City, Utah 84123.


                                                     Number of               Percent
 Name                                               Shares Owned            Of Class(1)
 ----------------                                   ------------            -----------
David J. McNally(2)                                    278,448                 8.0%

E*Capital Corporation(3)                               196,000                 5.7%

Jeff Holmes(4)                                         195,000                  5.7%

Phillip L. McStotts. (5)                               185,650                 5.3%

Leonard C. Smith(6)                                    81,700                  2.3%

Bradly A. Oldroyd(7)                                   30,750                    *

David B. Kaysen(8)                                     10,000                    *

Richard L. Shanaman(9)                                  2,000                    *

Dan M. Robertson(10)                                      0                      *

John T. Lemley(11)                                        0                      *

All Officers and Directors

As a Group (2) (5) (6) (7) (8) (9) (10) (11)           588,548                 16.3%



*Less than 1%

(1) For purposes of the table, "beneficial ownership" includes stock that a shareholder has the right to acquire pursuant to options or rights of conversion within 60 days of March 13, 2003. The percentage ownership for each shareholder is calculated assuming that all the stock that could be so acquired by that shareholder within 60 days, by option exercise or otherwise, has in fact been acquired and that no other shareholder has exercised a similar right to acquire additional shares. Except as indicated otherwise below, the shareholder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.


(2) Chief Executive Officer, President and Chairman. Includes 240,198 shares of Common Stock held directly, 36,250 shares of Common Stock issuable upon exercise of options held by Mr. McNally that are currently exercisable or will become exercisable within 60 days, and 2,000 shares held by Mr. McNally as custodian for his child. Excludes 93,750 shares of Common Stock issuable upon exercise of options held by Mr. McNally that are not currently exercisable and will not become exercisable within 60 days.

(3) This information is based on Schedule 13G filed February 10, 2003, with the SEC by E*Capital Corporation, a California Corporation, and certain of its affiliates. Includes 128,500 of such shares of Common Stock held by E*Capital Corporation, 38,000 shares of Common Stock held by Edward W. Wedbush, and 15,200 shares of Common Stock held by Wedbush Morgan Securities, Inc. Edward W. Wedbush is the Chairman of E*Capital Corporation and owns a majority of the outstanding shares of E*Capital Corporation. Edward W. Wedbush is the President and Chief Executive Officer of Wedbush Morgan Securities, Inc. E*Capital Corporation owns a majority of the outstanding shares of Wedbush Morgan Securities, Inc. Accordingly, Edward W. Wedbush may be deemed the beneficial owner of the ZEVEX Common Stock owned by E*Capital Corporation. However, beneficial ownership of the ZEVEX Common Stock is disclaimed by Edward W. Wedbush.


(4) Beneficial owner. Includes 195,000 shares of Common Stock held directly by Mr. Holmes. Mr. Holmes' address is P.O. Box 11207, Zephyr Cove, NV 89448.

(5) Chief Financial Officer, Secretary, Treasurer, and director. Includes 149,400 shares of Common Stock held directly and 36,250 shares of Common Stock issuable upon exercise of options held by Mr. McStotts that are currently exercisable or will become exercisable within 60 days. Excludes 93,750 shares of Common Stock issuable upon exercise of options held by Mr. McStotts that are not currently exercisable and will not become exercisable within 60 days.

(6) Sr. Vice President. Includes 31,700 shares of Common Stock held directly and 50,000 shares of Common Stock issuable upon exercise of options held by Mr. Smith that are currently exercisable or will become exercisable within 60 days. Excludes 70,000 shares of Common Stock issuable upon exercise of options held by Mr. Smith that are not currently exercisable or will not become exercisable within 60 days.

(7) Director. Includes 30,750 shares of Common Stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days. Excludes 3,750 shares of Common Stock issuable upon exercise of options held by Mr. Oldroyd that are not currently exercisable and will not become exercisable within 60 days.

(8) Director. Includes 10,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days. Excludes 5,000 shares of Common Stock issuable upon exercise of options held by Mr. Kaysen that are not currently exercisable and will not become exercisable within 60 days.


(9) Director. Includes 2,000 shares of Common Stock held directly. Excludes 10,000 shares of Common Stock issuable upon exercise of options held by Mr. Shanaman that are not currently exercisable and will not become exercisable within 60 days.

(10) Director. Excludes 10,000 shares of Common Stock issuable upon exercise of options held by Mr. Robertson that are not currently exercisable and will not become exercisable within 60 days.

(11) Director. Excludes 10,000 shares of Common Stock issuable upon exercise of options held by Mr. Lemley that are not currently exercisable and will not become exercisable within 60 days.

Equity Compensation Plan Information

The following table lists information for equity compensation plans approved and not approved by security holders.



                                    Equity Compensation Plan Information
                                                                                     Number of securities
                                                                                    remaining available for
                              Number of securities to       Weighted-average         future issuance under
                              be issued upon exercise       exercise price of         equity compensation
                              of outstanding options,     outstanding options,         plans (excluding
       Plan category            warrants and rights        warrants and rights      securities reflected in
                                                                                          column (a))
                                        (a)                        (b)                        (c)
----------------------------- ------------------------- -------------------------- --------------------------
----------------------------- ------------------------- -------------------------- --------------------------
 Equity compensation plans
approved by security holders
                                      632,850                     $4.25                     491,669
 Equity compensation plans
  not approved by security
          holders                          0                                                    0
----------------------------- ------------------------- -------------------------- --------------------------
----------------------------- ------------------------- -------------------------- --------------------------
           Total                      632,850                     $4.25                     491,669
                                      =======                     =====                     =======



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Please refer to the description of Mr. Leonard Smith's involvement with ZEVEX' acquisition of JTech described in Item 7.

ITEM 14   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, our management, including our CEO and CFO, evaluated the effectiveness of our "disclosure controls and procedures" (the controls and other procedures for recording, processing, summarizing and reporting on a timely basis the information required to be disclosed in the periodic reports that we file with the U.S. Securities and Exchange Commission). Based on that evaluation, and subject to the limitations noted below, our management concluded that our disclosure controls and procedures are effective to ensure that material information about us and our subsidiaries is made known to management by others in our company on a timely basis for preparation of our periodic reports. While we believe our disclosure controls and procedures are effective, we note that controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls and procedures are met. There are inherent limitations, including the possibility that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake, or that a person may circumvent the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Additionally, since the date of our last evaluation of our internal controls (the controls and procedures designed to permit the preparation of our financial statements in conformity with generally accepted accounting principles), there have been no significant changes in such controls or in other factors that could significantly affect those controls.
                                     PART IV


ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of this Report.

         (1) - Financial Statements.

The following consolidated balance sheets of ZEVEX International, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002, are filed as part of this report:


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

 (b)     Reports on Form 8-K


         Item(s)  Reported                                     Date Filed
         -----------------                                     ----------
         Item 9. Regulation FD Disclosure Certification        November 11, 2002

         Pursuant to 18 U.S.C. Section 1350


ITEM 16   PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2002 and 2001, Ernst & Young LLP examined the accounts of ZEVEX and its subsidiaries and also provided other audit services to us in connection with Securities and Exchange Commission filings. A summary of these fees is set forth in the following table.

Fees Paid to Independent Auditors

Service provided                                 2002                  2001
----------------                                 ----                  ----
Audit Fees                                      $95,000               $68,000
Audit-Related Fees                               16,000(1)             18,000(2)
Tax Fees                                          2,335                 2,288
All Other Fees                                     0                      0

(1) Fees are related to the audit of employee benefit plans.
(2) Fees are related to the audit of employee benefit plans.

In the Charter of the Audit Committee, as amended March 6, 2003, the Audit Committee has the sole authority to approve the non-audit services of the auditors. The non-audit services that were provided by the auditors in 2001 and 2002 were not approved by the Audit Committee. In the future, however, the Audit Committee will approve all non-audit services by the auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ZEVEX INTERNATIONAL, INC.


Dated:  March 27, 2003                     By: /s/ DAVID J. MCNALLY
                                           ----------------------
                                           David J. McNally
                                           Chief Executive Officer

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



  Signature                                 Title                                   Date


/s/ DAVID J. MCNALLY                Chairman of the Board of Directors,         March 27, 2003
---------------------------
David J. McNally                    Chief Executive Officer,

                                    (Principal Executive Officer)



/s/ PHILLIP L. McSTOTTS              Director, Chief Financial Officer,         March 27, 2003
-----------------------
Phillip L. McStotts                 Secretary, and Treasurer (Principal

                                    Financial and Accounting Officer)


/s/ BRADLY A. OLDROYD               Director                                    March 27, 2003
---------------------
Bradly A. Oldroyd


/s/ DAVID B. KAYSEN                 Director                                    March 27, 2003
-------------------
David B. Kaysen


/s/ DAN M. ROBERTSON                Director                                    March 27, 2003
--------------------
Dan M. Robertson


/s/ RICHARD L. SHANAMAN             Director                                    March 27, 2003
-----------------------
Richard L. Shanaman


/s/ JOHN T. LEMLEY                  Director                                    March 27, 2003
------------------
John T. Lemley





                                 CERTIFICATIONS*

         I, David J. McNally, certify that:

         1. I have reviewed this annual report on Form 10-K of ZEVEX International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 27, 2003

         /s/ DAVID J. MCNALLY
         ---------------------
         David J. McNally, CEO

         I, Phillip L. McStotts, certify that:

         1. I have reviewed this annual report on Form 10-K of ZEVEX International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 27, 2003

         /s/ PHILLIP L. McSTOTTS
         -----------------------
         Phillip L. McStotts, CFO









                                INDEX TO EXHIBITS
                                  (Item 15(c))

Number                               Exhibits
3.1               Articles of Incorporation of ZEVEX International, Inc., a Delaware
                  corporation (1).
3.2               Bylaws of ZEVEX International, Inc., a Delaware corporation (1).
10.1              Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc., dated September 29, 1997 (1).
10.3              Stock  Purchase  Agreement  between  Blosch & Holmes,  LLC and ZEVEX  International,  Inc.,  dated  December 1,
                  1996, including one amendment dated September 30, 1997 (1).
10.4              Registration  Rights  Agreement among Kirk Blosch,  Jeff W. Holmes and ZEVEX  International,  Inc., dated February
                  1, 1998 (2).
10.5#             ZEVEX International, Inc., Amended 1993 Stock Option Plan (3).
10.6              Industrial Development Bond Offering Memorandum, dated October 30, 1996 (4).
10.7              Industrial Development Bond Reimbursement Agreement, dated October 30, 1996 (4).
10.13             Stock Purchase Agreement, dated December 31, 1998, between ZEVEX International, Inc., and Vijay Lumba (5).
10.15             Convertible Debenture, dated January 6, 1999, issued to Vijay Lumba (6).
10.19#            ZEVEX International, Inc., 1999 Stock Option Plan and Form of Stock Option Grant (6).
10.20#            Form of Stock Option Grant to Messrs. Constantine, McNally, McStotts and Smith. (7)
10.22             Convertible Debenture, dated March 30, 2000, issued to Vijay Lumba. (8)
10.25             Amendment to Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc., dated June 29,
                  2001. (9)
10.26             Amendment to Convertible Debenture, dated December 20, 2001, issued to Vijay
                  Lumba. (9)
10.27#            Executive Severance Package Agreement for Mr. McNally
10.28#            Executive Severance Package Agreement for Mr. McStotts
10.29#            Executive Severance Package Agreement for Mr. Smith
14                Code of Ethic for Certain Senior Officers and all the Directors, dated March 6, 2003
21                List of Subsidiaries.


(1)      Incorporated by reference to Amendment No. 1 on Registration Statement on Form S-1 filed October 24, 1997 (File No.
         333-37189).

(2)      Incorporated by reference to ZEVEX' Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-12965).

(3)      Incorporated by reference to Registration Statement on Form S-1 filed October 3, 1997 (File No. 001-12965).

(4)      Incorporated by reference to ZEVEX' amended Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
         (File No.033-19583).

(5)      Incorporated by reference to ZEVEX' Current Report on Form 8-K filed January 14, 1999 (File No. 001-12965).

(6)      Incorporated by reference to ZEVEX' Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-12965).

(7)      Incorporated by reference to ZEVEX' Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-12965).

(8)      Incorporated by reference to ZEVEX' Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-12965).

(9)      Incorporated by reference to ZEVEX' Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-12965).

# Identifies a "management contract or compensatory plan or arrangement".


 CONSOLIDATED FINANCIAL STATEMENTS
 ZEVEX International, Inc.
 Years Ended December 31, 2002, 2001 and 2000 with Report of Independent Auditors

                            ZEVEX International, Inc.

                        Consolidated Financial Statements

              For the years ended December 31, 2002, 2001 and 2000




                                    Contents

Report of Independent Auditors................................................51

Audited Consolidated Financial Statements

Consolidated Balance Sheets ..................................................52
Consolidated Statements of Operations ........................................53
Consolidated Statements of Stockholders' Equity ..............................54
Consolidated Statements of Cash Flows ........................................55
Notes to Consolidated Financial Statements ...................................56

                         Report of Independent Auditors

Board of Directors and Stockholders
ZEVEX International, Inc.

We have audited the accompanying consolidated balance sheets of ZEVEX International, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZEVEX International, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets.

Salt Lake City, Utah                                       /s/ Ernst & Young LLP
February 28, 2003

                                                  ZEVEX INTERNATIONAL, INC.
                                                 CONSOLIDATED BALANCE SHEETS



                                                                                       December 31,              December 31,
                                     ASSETS                                                2002                      2001
                                                                                  ---------------------------------------------

Current assets
     Cash and cash equivalents                                                                        $ -         $ 1,028,086
     Designated cash for sinking fund payment on industrial
        development bond                                                                           93,785              93,076
     Accounts receivable, net of allowance for doubtful
        accounts of $200,000 in 2002 and $240,000 in 2001                                       4,522,785           5,748,578
     Inventories                                                                                6,348,856           7,272,842
     Marketable securities                                                                              -             219,899
     Deferred income taxes                                                                        348,506             568,387
     Income taxes receivable                                                                      283,522             418,506
     Prepaid expenses and other current assets                                                   184,492               62,662
     Total current assets                                                                      11,781,946          15,412,036

     Property and equipment, net                                                                6,498,957           7,688,088
     Patents, trademarks and acquisition costs, net                                               364,640             342,746
     Goodwill, net                                                                             10,089,035          10,154,757
     Other assets                                                                                 63,658               41,519
     Total assets                                                                           $ 28,798,236         $ 33,639,146

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                         $ 1,572,313         $ 1,711,429
     Bank overdraft                                                                                42,957                   -
     Other accrued liabilities                                                                    585,765             563,067
     Bank line of credit                                                                                -           1,713,610
     Current portion of industrial development bond                                               100,000             100,000
     Payable related to product line acquisition and
        convertible debt, short-term                                                            1,738,970           1,143,390
     Current portion of other long-term debt                                                    1,461,640             524,381
     Current portion of capital leases                                                           177,801              162,783
     Total current liabilities                                                                  5,679,446           5,918,660

     Deferred income taxes                                                                        258,193             276,734
     Industrial development bond                                                                1,400,000           1,500,000
     Convertible debt, long-term                                                                        -           3,001,970
     Other long-term debt                                                                         139,586           1,608,330
     Capital lease obligations                                                                    122,950             301,051

Stockholders' equity
     Common stock; $.001 par value, 10,000,000
        authorized shares, 3,440,197 issued and outstanding
        at December 31, 2002 and 2001                                                               3,440               3,440
     Additional paid in capital                                                                16,290,452          16,290,452
     Unrealized gain on marketable securities, net of tax
        expense of $12,003 in 2001                                                                      -              20,177
     Treasury stock, 39,233 shares (at cost) at December 31, 2002
       and 25,000 shares (at cost) at December 31, 2001                                           (89,422)            (60,956)
     Retained earnings                                                                         4,993,591            4,779,288
     Total stockholders' equity                                                               21,198,061           21,032,401
     Total liabilities and stockholders' equity                                             $ 28,798,236         $ 33,639,146

                                        ZEVEX INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                   Year Ended December 31
                                                           2002              2001              2000
                                                     -----------------------------------------------------
                                                     -----------------------------------------------------
Revenue:
     Product sales                                       $ 23,683,355      $ 28,678,317      $ 29,661,205
     Engineering services                                   1,812,378         1,203,758         1,117,422
     Total revenue                                         25,495,733        29,882,075        30,778,627

     Cost of sales                                         15,522,241        18,863,147        19,929,855
Gross profit                                                9,973,492        11,018,928        10,848,772

Operating expenses:
     General and administrative                             6,010,948         6,306,795         5,169,944
     Selling and marketing                                  2,737,019         2,682,134         2,712,702
     Research and development                                 519,342           477,653           852,273
     Goodwill amortization                                         -           533,514            523,187
Total operating expenses                                    9,267,309        10,000,096         9,258,106

Operating income                                              706,183         1,018,832         1,590,666

Other income (expense):
     Interest and other income                                 56,676           371,179           506,858
     Interest expense                                        (543,340)       (1,059,593)         (703,686)
     Other-than-temporary impairment loss
      on available for sale marketable securities                  -           (917,628)               -
Income (loss) before income taxes                             219,519          (587,210)        1,393,838

 (Provision) benefit for income taxes                          (5,216)           99,507          (669,698)

Net income (loss)                                           $ 214,303        $ (487,703)        $ 724,140


Basis net income (loss) per share                              $ 0.06           $ (0.14)           $ 0.21

Weighted average shares outstanding                         3,414,846         3,431,639         3,425,288

Diluted net income (loss) per share                            $ 0.06           $ (0.14)           $ 0.19

Diluted weighted average shares outstanding                 3,418,278         3,431,639         3,748,032


                                                                       ZEVEX INTERNATIONAL, INC.

                                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                           Unrealized (Loss) Gain
                                         Common Stock      Additional Paid-in Treasury     Retained   on Available-for-sale
                                     Shares       Amount        Capital         Stock      Earnings         Securities         Total
                                     -----------------------------------------------------------------------------------------------
                                     -----------------------------------------------------------------------------------------------
Balances at January 1, 2000          3,420,726     $ 3,421     $ 16,212,966    $ -     $ 4,542,851          $ 331,484   $ 21,090,722
Comprehensive loss:
Net income                                 --           --               --     --         724,140                 --        724,140
Other comprehensive loss, net of tax:
  Unrealized loss on
  available-for-sale securities            --           --               --     --              --            (834,197)    (834,197)
                                                                                                                          ----------
Total comprehensive loss                                                                                                   (110,057)

Exercise of stock options for cash     19,338           19           76,821     --              --                  --        76,840
                                    ------------------------------------------------------------------------------------------------
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 2000        3,440,064       3,440       16,289,787     --       5,266,991            (502,713)   21,057,505
Comprehensive income:
Net loss                                    --          --               --     --        (487,703)                 --     (487,703)
Other comprehensive income, net of tax:
     Unrealized gain on available-for-
     sale securities, net of
     reclassificaion adjustments            --          --               --     --              --            522,890        522,890
                                                                                                                        ------------
Total comprehensive income                                                                                                    35,187

Exercise of stock options for cash         133          --              665     --              --                 --            665
Purchase of 25,000 shares of
treasury stock, at cost                    --           --               --  (60,956)           --                 --       (60,956)
                                   -------------------------------------------------------------------------------------------------
                                   -------------------------------------------------------------------------------------------------
Balances at December 31, 2001        3,440,197       3,440       16,290,452  (60,956)    4,779,288             20,177     21,032,401
Comprehensive income:
Net income                                  --          --               --     --         214,303                 --        214,303
Other comprehensive loss, net of tax:
    Change in unrealized gain on
    available-for-sale securities           --          --               --     --              --            (20,177)      (20,177)
                                                                                                                          ----------
Total comprehensive income                                                                                                   194,126

Purchase of 14,233 shares of
treasury stock, at cost                     --          --               --  (28,466)           --                 --       (28,466)
                                   -------------------------------------------------------------------------------------------------
                                   -------------------------------------------------------------------------------------------------
Balances at December 31, 2002        3,440,197     $ 3,440     $ 16,290,452 $(89,422)   $ 4,993,591               $ -   $ 21,198,061
                                   =================================================================================================
                                   =================================================================================================

                                                  ZEVEX INTERNATIONAL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Year Ended December 31
                                                                          2002                   2001                 2000
                                                                  ----------------------  -------------------  --------------------
                                                                  ----------------------  -------------------  --------------------
Cash flows from operating activities
Net income (loss)                                                             $ 214,303           $ (487,703)            $ 724,140
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
     Depreciation and amortization                                            1,618,682            2,086,379             1,756,682
     Provision for bad debts                                                    (64,620)            (143,060)                    -
     Deferred income taxes                                                      213,343             (125,707)              (97,672)
     Realized gain on marketable securities                                     (38,078)            (241,434)             (379,620)
     Other-than-temporary loss on available for sale
        marketable securities                                                         -              917,628                     -
     Changes in operating assets and liabilities, net of
        acquisitions:
        Designated cash for sinking fund payment
           on industrial development bond                                          (709)              (3,006)               (3,521)
        Accounts receivable                                                   1,290,413            1,895,571            (1,657,860)
        Inventories                                                             923,986            1,380,855            (3,360,100)
        Prepaid expenses and other assets                                      (143,969)             (46,939)                9,782
        Bank overdraft                                                           42,957                    -                     -
        Trading securities                                                            -                    -               313,992
        Accounts payable                                                       (139,116)            (501,297)            1,077,780
        Accrued and other liabilities                                            22,698               (6,197)             (162,588)
        Income taxes receivable/payable                                        134,984               (98,516)           (1,277,299)

Net cash provided by (used in) operating activities                           4,074,874            4,626,574            (3,056,284)

Cash flows from investing activities
Purchase of property and equipment                                             (399,565)            (200,094)           (1,224,760)
Purchase of product line                                                              -                    -            (2,794,146)
Additions of patents and trademarks                                             (51,880)             (27,110)              (21,430)
Redemption of available-for-sale marketable securities                          225,797            1,003,135               894,712

Net cash (used in) provided by investing activities                            (225,648)             775,931            (3,145,624)

Cash flows from financing activities
Proceeds from capital lease and long-term debt                                        -            2,500,000                     -
Principal payments on capital lease and long-term debt                         (694,568)            (516,072)              (50,103)
Payments on business and product line acquisition debt                       (2,340,668)          (2,301,828)           (1,104,758)
Payment on industrial development bond                                         (100,000)            (100,000)             (100,000)
Net (payments on) proceeds from bank line of credit                          (1,713,610)          (4,223,385)            4,323,542
Purchase of treasury stock                                                      (28,466)             (60,956)                    -
Proceeds from exercise of stock options                                               -                  665                76,840

Net cash (used in) provided by financing activities                          (4,877,312)          (4,701,576)           3,145,521

Net (decrease) increase in cash and cash equivalents                         (1,028,086)             700,929            (3,056,387)

Cash and cash equivalents at beginning of period                             1,028,086              327,157             3,383,544

Cash and cash equivalents at end of period                                         $ -          $ 1,028,086             $ 327,157

1. Description of Organization and Business and Summary of Significant Accounting Policies

Description of Organization and Business

The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to ZEVEX International, Inc. on August 15, 1988. In November 1997, the Company reincorporated in Delaware. In December 1998, the Company acquired an additional product line and completed the acquisition of two additional subsidiaries. Additionally, the Company acquired a product line from Nestle USA, Inc. in April of 2000 (see Note 2). The Company, through its divisions and subsidiaries, engages in the business of designing, manufacturing and distributing medical devices. The Company's product lines include proprietary medical devices that it designs, manufactures, and distributes, and contract-manufactured products that it designs and manufactures for original equipment manufacturers ("OEM's").

Principles of Consolidation

The consolidated financial statements at December 31, 2002 include the accounts of ZEVEX International, Inc. (the Company) and its wholly owned operating subsidiaries: ZEVEX, Inc. and JTech Medical Industries, Inc. (JTech). The consolidated statement of operations for the year ended December 31, 2000 also includes the subsidiary Aborn Electronics, Inc. (Aborn). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all certificates of deposit and highly liquid debt instruments with an insignificant interest rate risk and an original maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, trade accounts receivable and certain debt issuances (see Note 8). Cash and cash equivalents are held in federally insured financial institutions or invested in high-grade, short-term commercial paper issued by major United States corporations. Marketable securities consist principally of corporate stocks. The Company sells its products primarily to, and has trade receivables with, independent durable medical equipment manufacturers and dealers in the United States and abroad. Sales to major customers are discussed in Note 13. Approximately 14% of product sales are to foreign customers.

As a general policy, collateral is not required for accounts receivable; however, the Company periodically monitors the need for an allowance for doubtful accounts based upon expected collections of accounts receivable and specific identification of uncollectible accounts. Additionally, customers' financial condition and creditworthiness are regularly evaluated. Historically losses on collection have not been material.

Inventories

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

Marketable Securities

The Company did not have any marketable securities classified as available-for-sale at December 31, 2002. As of December 31, 2001, the Company's marketable securities consisted of equity securities classified as available-for-sale. Such securities were carried at their fair value based upon their quoted market prices at December 31, 2001.

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

In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, in 2001, the Company recorded an other-than-temporary impairment loss on its available-for-sale securities of $917,628 ($575,353 net of taxes), which is reflected as a component of net loss for the year ending December 31, 2001. This writedown represents the amount of the unrealized loss as of the date of the writedown on the Company's available-for-sale marketable securities that had previously been recorded in equity as part of other comprehensive income.

As of December 31, 2002, the Company did not have any unrealized holding gains or losses. As of December 31, 2001, the Company had net unrealized holding gains of $32,180 ($20,177 net of taxes).

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

Patents, Trademarks, and Acquisition Costs

Acquisition costs and the costs of acquired and internally developed patents and trademarks are amortized over the lesser of fifteen years or the estimated useful life of the intangible asset on a straight-line basis. At December 31, 2002 and 2001, accumulated amortization related to patents, trademarks, and acquisition costs was $128,627 and $98,641, respectively. The Company periodically reviews the recoverability of its intangible assets and, where impairment in value has occurred, such intangibles are written down to net realizable value.

Goodwill

Goodwill is recorded at the lower of cost or its net realizable value and was, prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, being amortized on a straight-line basis over 15 to 23 years. At December 31, 2002 and 2001, accumulated amortization related to goodwill of $1,448,843 has been recorded by the Company. The Company periodically reviews the recoverability of these intangible assets in order to record them at their net realizable value. (See New Accounting Pronouncements in this Note 1)

Impairment of Long-Lived Assets

The Company assesses, on an ongoing basis, the recoverability of long-lived assets, comparing estimates of future undiscounted cash flows to net book value. If future undiscounted cash flow estimates are less than net book value, net book value would be reduced to fair value based on estimates of discounted cash flows. The Company also evaluates amortization periods of assets, including intangible assets other than goodwill, to determine if events or circumstances warrant revised estimates of useful lives.

Income Taxes

The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Stock Options

The Company has elected to follow the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations (FIN No. 44) in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation. During 2002, 2001, and 2000, no stock-based compensation expense was recognized by the Company.

Capitalized Software Development Costs for Internal Use

In accordance with the provisions of Statement of Position (SOP) No. 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use, the Company capitalizes internal and external costs to develop or obtain internal use software during the application development stage. Costs incurred during the preliminary project stage are expensed as incurred, as are training and maintenance costs. The Company capitalized $606,049 relating to a new accounting system during 2000. Amortization is computed using the straight-line method over the estimated useful life of the assets, which has been determined to be three years. 1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $128,616, $233,418, and $249,542, respectively, for the years ended December 31, 2002, 2001, and 2000.

Revenue Recognition

The Company recognizes revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made and collectibility is reasonably assured. Shipping and handling costs are expensed as incurred and are included in cost of sales.

Contracts to perform engineering design and product development services are generally performed on a time and materials basis. Revenue generally is recognized as milestones are achieved; costs are expensed as incurred.

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

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach, rather than the undiscounted cash flows approach previously required. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 (see below). The Company has adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 provides a six-month period from the effective date of adoption for the Company to complete Step 1 (determining and comparing the fair value of the Company's reporting units to their carrying values) of the transitional impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value, involves the calculation of the implied fair value of goodwill and must be completed by December 31, 2002. The Company has completed Step 1 of the impairment assessment. Based upon the Company's valuation procedures, the Company has determined that the fair value of the reporting units exceeds the carrying value including goodwill. As such the Company was not required to complete Step 2 of the impairment assessment and no impairment loss has been recognized in 2002.

New Accounting Pronouncements

As of December 31, 2002, the Company's gross goodwill balance is $11,537,878 with accumulated amortization of $1,448,843. The adoption of SFAS No. 142 will reduce the Company's amortization expense by approximately $533,000 annually beginning in 2002, due to the nonamortization of goodwill. Amortization expense for goodwill for the year ended December 31, 2001 was $533,514. Adjusted net income and net income per common share for the years ended December 31, 2001 and 2000 compared to the actual results for the year ended December 31, 2002 are as follows:


                                                                           For Year Ended
                                                                             December 31
                                                              2002              2001              2000
                                                         ---------------- ----------------- -----------------
                                                         ---------------- ----------------- -----------------
Reported net income (loss)                                     $ 214,303       $ (487,703)         $ 724,140
Goodwill amortization                                                --           533,514            523,186
                                                         ---------------       ------------    --------------

Adjusted net income                                            $ 214,303         $  45,811       $ 1,247,326
                                                               =========         =========       ===========

Basic net income per share reported                              $   .06         $   (.14)          $    .21
Goodwill amortization                                                --               .16                .15
                                                         ---------------  ----------------  ----------------

Adjusted                                                         $   .06          $    .02          $    .36
                                                                 =======          ========          ========

Diluted net income per share reported                            $   .06         $   (.14)          $    .19
Goodwill amortization                                                 --              .16                .14
                                                         ---------------  ----------------  ----------------

Adjusted                                                         $   .06          $    .02          $    .33
                                                                 =======          ========          ========



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


In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Generally, the provisions of this statement are applicable for transactions initiated after May 15, 2002. The adoption of this statement did not have a material impact on the consolidated financial position or consolidated results of operations of the Company.


In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. It is not anticipated that the adoption of this statement will have a material impact on the consolidated financial position or consolidated results of operations of the Company.

New Accounting Pronouncements

In November of 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This issue addresses certain aspects of accounting for arrangements whereby a vendor performs multiple revenue-generating activities. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Company plans to adopt EITF No. 00-21 in the third quarter which begins on July 1, 2003. The Company believes that the effect of EITF No. 00-21 on the Company's results of operations, financial position or liquidity will not be material because the Company currently has few multiple deliverable revenue arrangements.

In December of 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 31, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25, to account for employee stock options. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Had compensation expense for options under the Company's two stock-based compensation plans, which are not subject to variable plan accounting, been determined based on the fair value of the option at the grant dates for awards under those plans consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts for the years ended December 31 as indicated below:


                                                                   2002             2001            2000
                                                              ---------------- ---------------- --------------

Net income (loss) as reported                                  $      214,303   $    (487,703)  $     724,140
   Less: Stock  compensation  expense  determined under fair
     value method, net of related tax effects                         249,613         507,303         308,635
                                                              ---------------- ---------------- --------------
                                                              ---------------- ---------------- --------------
Pro forma net income (loss)                                    $      (35,310)  $     (995,006)  $   415,505
                                                              ================ ================ ==============
                                                              ================ ================ ==============
 Earnings per share:
   Basic - as reported                                         $         0.06   $         (0.14)  $       0.21
   Basic - pro forma                                           $        (0.01)  $         (0.29)  $       0.12
   Diluted - as reported                                       $         0.06   $         (0.14)  $       0.19
   Diluted - pro forma                                         $        (0.01)  $         (0.29)  $       0.11

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

Net income (loss), as presented on the statements of operations, represents the numerator used in calculating basic and diluted net income (loss) per common share. The following table sets forth the computation of the shares used in determining basic and diluted net income (loss) per common share for the years ended December 31:




(in thousands)                                                    2002            2001           2000
                                                             --------------- --------------- --------------
Denominator for basic net income (loss) per common
   share - weighted-average shares                                3,415           3,432           3,425
Dilutive securities: options, convertible debentures,
   and warrants                                                       3               -             323
                                                             --------------- --------------- --------------
Denominator for diluted net income (loss) per common
   share - adjusted weighted-average shares                       3,418           3,432           3,748
                                                             =============== =============== ==============



Options, convertible debentures, and warrants to purchase approximately 776,000, 1,197,000, and 595,000 shares of common stock were outstanding at December 31, 2002, 2001, and 2000, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

                                                                          For Year Ended
                                                                           December 31
                                                               2002            2001           2000
                                                          -----------------------------------------------
 Cash paid during the year for:
    Interest                                               $     520,951  $   1,151,226   $     679,283
    Income taxes                                                       -        150,500       2,122,006

 Schedule of non-cash investing and financing activities:
    Equipment internally manufactured                                  -      1,033,749               -
    Unrealized gain (loss) on available-for-sale
      marketable securities                                      (32,180)        32,180      (1,330,458)
    Equipment acquired under capital leases                            -              -         662,720
    Purchase price adjustments related to earn-out
      provisions for acquisitions                                (65,722)             -         (52,537)
    Payable for earn-out provisions related to product
      line acquisition                                                 -              -       1,000,000


2. Acquisitions

On April 6, 2000, the Company acquired the enteral nutrition delivery device business of Nestle USA, Inc. ("Nestle") in an asset purchase. The assets acquired included approximately 19,500 enteral feeding pumps owned by Nestle and placed with various health care facilities under arrangements whereby the facilities agree to purchase disposable accessories for use with Nestle pumps. The assets purchased also included Nestle's line of pump accessories, including administration sets, feeding tubes, irrigation kits, and ancillary devices for pumps, and certain associated intellectual property. The purchase price was approximately $3,800,000, which included the purchase of Nestle's inventory (accessories) for approximately $1,210,000 and the purchase of enteral feeding pumps for approximately $1,970,000. The excess of the purchase price over the fair value of the assets acquired was approximately $620,000, which the Company recorded as goodwill. The goodwill was being amortized over 15 years for the year ended December 31, 2001 and December 31, 2000. No goodwill amortization was recorded during the year ended December 31, 2002. (See New Accounting Pronouncements SFAS No. 141 & 142 in Note 1)

The purchase price of $3,800,000 included an earn-out of $1,000,000 based upon achievement of certain operating goals. Such goals were met and, through December 31, 2001 approximately $778,000 had been paid. In 2002 after negotiation with Nestle, the Company paid approximately $156,000 in final settlement of the earn-out. The difference of $66,000 was recorded as an adjustment to goodwill.


3. Inventories

Inventories consist of the following at December 31:


                                                             2002               2001
                                                      ---------------------------------------

Materials                                                   $3,028,782         $3,355,793
Work-in-progress                                             1,087,474          1,241,034
Finished goods, including completed subassemblies            2,232,600          2,676,015
                                                      ---------------------------------------
                                                            $6,348,856         $7,272,842
                                                      =======================================


4. Marketable Securities

The Company did not hold any marketable securities at December 31, 2002.

The following is a summary of marketable securities at December 31, 2001:




                                                         Gross       Gross Unrealized
                                                      Unrealized                        Estimated Fair
Available-for-Sale                      Cost             Gains            Losses            Value
                                  ----------------- ---------------- ----------------- -----------------
Equity securities                        $187,719        $ 32,180        $        -           $219,899



As discussed in Note 1 above, an other-than-temporary impairment loss of $917,628 on available-for-sale marketable securities was recognized during 2001.


5. Property and Equipment

Property and equipment consist of the following at December 31:


                                                                     2002                2001
                                                               ------------------ -------------------

Machinery and equipment                                         $    1,238,357     $    1,180,928
Stationary enteral feeding pumps                                     4,233,699          4,206,699
Furniture and fixtures                                               1,668,961          1,594,205
Software                                                               627,661            606,049
Tooling costs                                                        1,257,967          1,053,694
Building                                                             2,872,373          2,857,878
Land                                                                 1,084,415          1,084,415
                                                               ------------------ -------------------
                                                                    12,983,433         12,583,868
Less accumulated depreciation and amortization                       6,484,476          4,895,780
                                                               ------------------ -------------------
                                                                $    6,498,957     $    7,688,088
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

Depreciation and amortization expense (including software amortization expense) for property and equipment for the years ended December 31, 2002, 2001, and 2000 amounted to $1,588,696, $1,524,816, and $1,206,396, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following at December 31:


                                                                   2002               2001
                                                            ------------------- ------------------

Accrued payroll and related taxes and benefits                     $247,607            $256,810
Accrued vacation                                                    187,321             177,809
Warranty reserve                                                     85,000              85,000
Deferred revenue                                                     25,000              25,000
Accrued interest                                                     40,837              18,448
                                                            ------------------- ------------------
                                                                   $585,765            $563,067
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

Significant components of the Company's net deferred income taxes as of December 31 are as follows:


                                                                               2002                2001
                                                                     ------------------- -------------------
Deferred tax assets:
    Non-deductible accruals and expenses                               $       345,145     $       416,529
    Charitable contribution carryover                                        1,704,377                   -
    Capital loss carryover                                                   1,781,308           2,028,863
                                                                     ------------------- -------------------
Total deferred tax assets                                                    3,830,830           2,445,392
Deferred tax liabilities:
    Fixed asset and other basis differences                                   (254,832)           (276,736)
    Unrealized gains on available-for-sale securities                                -             (12,003)
                                                                     ------------------- -------------------
Total deferred tax liabilities                                                (254,832)           (288,739)


Valuation allowance for carryover items                                     (3,485,685)         (1,865,000)
                                                                     ------------------- -------------------
Net deferred taxes                                                     $        90,313     $       291,653
                                                                     =================== ===================

The benefit (provision) for income taxes consists of the following:

                                                              2002               2001              2000
                                                        ------------------ ----------------- ------------------
Current taxes:
    Federal                                               $     144,194      $     (84,497)    $    (725,521)
    State                                                        49,700             14,325          (114,387)
    R&D credit                                                   14,233             43,972            72,537
Deferred taxes:
    Federal                                                    (194,468)           114,586            89,031
    State                                                       (18,875)            11,121             8,642
                                                        ------------------ ----------------- ------------------
(Provision) benefit for income taxes                      $      (5,216)     $      99,507     $  (669,698)
                                                        ================== ================= ==================


The actual tax benefit (expense) differs from the 34% federal statutory rate as follows:

                                                                2002             2001              2000
                                                           ---------------- ---------------- -----------------

Federal tax benefit (expense) at statutory rate              $     (74,636)   $     199,652   $   (473,905)
State income tax, net                                              (12,655)          16,795        (69,792)
Non-taxable items                                                        -           37,300              -
Research and development credit                                     14,233           43,972         72,537
Non-deductible goodwill amortization                                     -         (172,464)      (172,464)
Benefit from charitable contribution                                11,944                -              -
Reduction of valuation allowance                                    83,692                -              -
Other non-deductible expenses                                      (27,794)         (25,748)       (26,074)
                                                           ---------------- ---------------- -----------------
Total (provision) benefit for income taxes                   $      (5,216)   $      99,507   $   (669,698)
                                                           ================ ================ =================



The Company's capital loss carryover generated in 2001 related to the loss on sale of marketable securities and the sale of the Aborn corporate shell of approximately $5,450,000 expires December 31, 2006. A valuation allowance of $1,865,000 was provided in 2001 for the capital loss of $5,000,000 generated from the sale of the Aborn corporate shell because the Company did not consider it to be more likely than not that this carryover will be utilized. During 2002, a tax benefit derived from the capital loss which, for the State of Utah, was treated as a net operating loss carryback for income tax purposes resulted in a refund of $50,000 recognized in 2002. Additionally, the Company was able to recognize certain of its other capital losses which resulted in an additional tax refund of approximately $34,000 during 2002. The valuation allowance was reduced accordingly for these two items. The remaining capital loss carryforward for Federal purposes is approximately $4,837,000 and for State purposes is approximately $4,146,000. A full valuation allowance has been provided.

During 2002, the Company made a charitable contribution of certain patent rights to an institution of higher education with a fair market value of $5,048,000. During 2002 a tax benefit of $11,944, as determined based upon applicable federal rates, was recognized for the charitable contribution. For income tax purposes, charitable contributions are only recognizable if a company has taxable income. A valuation allowance of approximately $1,704,000 has been provided for the contribution carryover of $5,012,000 generated from the patent donation because the Company does not consider it to be more likely than not that this carryover will be utilized. The contribution carryover expires in 2007.

8. Debt

Bank Line of Credit

The Company renewed its line of credit arrangement with a financial institution with availability of $6 million. The line matures on May 28, 2003. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 4.25% at December 31, 2002 and 4.75% at December 31, 2001. The Company's balance on this line of credit was $0 at December 31, 2002 and $1,713,610 at December 31, 2001. Under the line of credit agreement, the Company is restricted from declaring cash dividends and must maintain certain levels of working capital and meet certain other financial covenants. The Company was in compliance with such covenants as of December 31, 2002.

Industrial Development Bond

On October 30, 1996, the Company completed a transaction defined as "Murray City, Utah, Adjustable Rate Industrial Development Revenue Bonds, Series 1997 (ZEVEX, Inc. Project)" in the amount of $2,000,000. The bonds are secured by an irrevocable Letter of Credit issued by a bank, which is subject to expiration no later than August 30, 2003. The bonds bear interest at an adjustable rate based on the weekly tax-exempt floater rate, as determined by the remarketing agent. The average rate for 2002 was 1.7%. The bonds mature on October 1, 2016. Principal reductions occur in the amount of $100,000 per year. The outstanding balance was $1,500,000 at December 31, 2002, of which $100,000 is classified as current.

Convertible Debentures

In connection with the acquisitions of Aborn and JTech on December 31, 1998, the Company issued $1,350,000 of 7% interest-bearing convertible debentures and $3,000,000 of 8% interest-bearing convertible debentures, respectively. The convertible debentures increased from their original amounts at the acquisition date to $5,447,188 at the end of 2000 due to certain earn-out provisions. Accrued interest is due and payable quarterly beginning on April 1, 1999. During December 2001, some of the convertible debentures were amended and the maturity dates were extended one year, resulting in accrued interest and principal maturity dates between March 30, 2002 and March 30, 2003. The debentures are convertible to common stock through March 30, 2003 at $11 per share. The Company made principal payments during 2002 of $2,184,188, which reduced the outstanding balance to $1,738,970 at December 31, 2002. An additional principal payment of $788,970 was made on January 6, 2003, with the remaining balance due March 30, 2003.

Other Long-term Debt

The Company negotiated a $1,000,000 secured promissory note on April 18, 2001 from a financial institution. The note is secured by certain real property held by the Company and bears a fixed interest rate of 8.5%. On September 23, 2002 the Company renegotiated the note and it currently bears interest at the prime rate (4.25% at December 31, 2002). The maturity date of the loan is May 15, 2003 with principal and interest amortized over a 15-year term. The outstanding balance at December 31, 2002 was $931,081, all of which is classified as current.

On March 15, 2001, the Company entered into a secured financing agreement for $1,500,000 with a financial institution. The financing is secured by the Company's stationary enteral feeding pumps. The financing agreement has a term of 36 months and a fixed implicit borrowing rate of 8.24%. The outstanding balance at December 31, 2002 was $670,145, of which $530,559 is classified as current.

The following is a summary of the Company long-term liabilities:



                                                     Payment due by period
                                                More than   More than   More than   More than
   Contractual                     Less than     1- year     2- year     3- year     4- year     More than
    Obligation         Total        1 -year                                                       5- year
------------------- ------------- ------------- ----------- ----------- ----------- ----------- -------------
------------------- ------------- ------------- ----------- ----------- ----------- ----------- -------------
Line of Credit            $    -        $    -       $   -       $   -       $   -       $   -         $   -
Industrial
  Development
  Bond                 1,500,000       100,000     100,000     100,000     100,000     100,000     1,000,000
Convertible
  Debt                 1,738,970     1,738,970           -           -           -           -             -
Other
  Long-term            1,601,226     1,461,640     139,586           -           -           -             -
Capital Leases           300,751       177,801     122,950           -           -           -             -
                    ------------- ------------- ----------- ----------- ----------- ----------- -------------
                    ------------- ------------- ----------- ----------- ----------- ----------- -------------
Total                 $5,140,947    $3,478,411    $362,536    $100,000    $100,000    $100,000    $1,000,000
                    ============= ============= =========== =========== =========== =========== =============


9. Lease Commitments

During the year ended December 31, 2000, the Company acquired certain equipment with a cost of $662,720 under capital leases with terms of four years or less. Accumulated depreciation related to such equipment is $495,350 and $289,020 at December 31, 2002 and 2001, respectively. Such depreciation is included in depreciation and amortization expense for the years then ended.

Future minimum lease payments under capital leases consisted of the following at December 31, 2002:


          Fiscal Year
          2003                                                                 $  198,000
          2004                                                                    127,220
                                                                           ---------------
          Total minimum lease payments                                            325,220
          Amount representing interest                                             24,469
                                                                           ---------------
                                                                           ---------------
          Present value of minimum lease payments                                 300,751
          Current portion                                                         177,801
                                                                           ---------------
          Long-term portion                                                    $  122,950
                                                                           ===============


The Company has entered into certain cancelable operating leases. Rental expense for the years ended December 31, 2002, 2001, and 2000 was $14,283, $82,503, and $54,562, respectively.


10. Employee Benefit Plans

401(k) Profit Sharing Plan

The Company maintains a qualified 401(k) profit sharing plan covering substantially all employees. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make a contribution of up to four percent (4%) of the eligible employees' salaries and an additional discretionary amount to be determined each year by the Board of Directors. Employees are fully vested in the employer contributions after six years. Contributions to the plan for the years ended December 31, 2002, 2001, and 2000 were $130,823, $138,716, and $115,791, respectively.

Employee Stock Ownership Plan

Effective October 14, 1993, the Company adopted an Employee Stock Ownership Plan that covers all employees who are over the age of 21, have been employed for at least 90 days, and who provide at least 1,000 hours of service per year.

Full vesting occurs after six years of service or upon normal retirement at 65 years of age. Contributions to the plan are at the discretion of the Board of Directors, with no minimum annual funding requirements. Contributions to the plan will be made primarily with common stock of the Company.

The Employee Stock Ownership Plan was terminated effective December 31, 2001. As part of the termination, all assets were transferred into the Company's 401(k) profit sharing plan.

No contributions were made for the years ended December 31, 2001 and 2000.

11. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of $.001 par value preferred stock. None of the preferred stock was issued or outstanding at December 31, 2002 or 2001.

Warrants

In connection with the secondary public offering in November 1997, the Company issued to the underwriters warrants to purchase 100,000 shares of common stock at $15 per share. The underwriters paid a price of $.01 per warrant. These warrants expired in November 2002.

Common Stock Reserved for Future Issuance

At December 31, 2002, the Company had reserved 1,282,607 shares of common stock for future issuance, including 158,088 shares reserved for exercise of warrants and debentures and 1,124,519 shares reserved under the Company's stock option plans.

Stock Option Plans

In September 1997, the Board of Directors consolidated its previous three stock option plans into one plan and established the Amended 1993 Stock Option Plan (the "1993 Plan") which was ratified by shareholders in October 1993. Under the 1993 Plan, 600,000 shares of common stock were authorized for issuance, subject to adjustment for such matters as stock splits and stock dividends.

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

A summary of stock option activity for both plans, and related information for the years ended December 31, 2000, 2001, and 2002 follows:



                                          Shares          Outstanding Stock Options          Weighted-
                                                     ------------------------------------
                                        Available       Number of           Price             Average
                                        for Grant        Shares           Per Share        Exercise Price
                                     -------------------------------- --------------------------------------

Balance at January 1, 2000                 439,950        704,040            $2.50-5.00           $4.80
   Options granted                        (322,000)       322,000             4.75-7.00            4.77
   Options exercised                             -        (19,338)            2.50-5.00            3.99
   Options canceled                         96,017        (96,017)            3.50-5.25            4.98
                                     -------------------------------- --------------------------------------
Balance at December 31, 2000               213,967        910,685             2.50-7.00            4.84
   Options granted                         (17,500)        17,500             2.47-4.00            3.34
   Options exercised                             -           (133)                 5.00            5.00
   Options canceled                        187,835       (187,835)            2.50-5.00            4.78
                                     -------------------------------- --------------------------------------
                                     -------------------------------- --------------------------------------
Balance at December 31, 2001               384,302        740,217             2.47-7.00            4.82
   Options granted                        (229,500)       229,500              1.90-3.40           3.09
   Options exercised                             -              -
                                                                              -                    -
   Options canceled                        336,867       (336,867)             2.47-7.00           4.71
                                     -------------------------------- --------------------------------------
Balance at December 31, 2002               491,669        632,850            $1.90-5.00           $4.25
                                     ================================ ======================================


Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000, respectively, for options where the stock price equals the exercise price: risk-free interest rate of 3.4%, 3.8%, and 5.3%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of ..53, .85, and .85; and a weighted-average expected life of the option of 3.5, 2.9, and 3.5 years. The estimated weighted-average fair values of options granted in the years ended December 31, 2002, 2001, and 2000 were $1.28, $1.84, and $2.85, respectively. The following are 2002 weighted-average assumptions for options where the stock price is less than the exercise price, no such options were granted in the previous years: risk-free interest rate of 2.3%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .53, and a weighted-average expected life of the option of 3.5 years. The estimated weighted-average fair values of options where the stock price is less than the exercise price was $0.70.

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

For the years ended December 31, 2002, 2001, and 2000, pro forma net income
(loss) and pro forma net income (loss) per common share were as follows:



                                                                   2002             2001            2000
                                                              ---------------- ---------------- --------------

Pro forma net income (loss)                                       $  (35,310)   $     (995,006)     $415,505
 Pro forma basic net income (loss) per common share                      (.01)            (.29)         .12
Pro forma diluted net income (loss) per common share                     (.01)            (.29)         .11


Additionally, SFAS No. 123 requires that companies with wide ranges between the high and low exercise prices of its stock options segregate the exercise prices into ranges that are meaningful for assessing the timing and number of additional shares that may be issued and the cash that may be received as a result of the option exercises.

Below are the segregated ranges of exercise prices as of December 31, 2002:





                         Options Outstanding                                  Options Exercisable
----------------------------------------------------------------------  ---------------------------------
                                       Weighted-
                                        Average         Weighted-                           Weighted-
    Range of                           Remaining         Average                             Average
    Exercise           Number         Contractual        Exercise            Number          Exercise
     Prices          Outstanding         Life             Price           Exercisable         Price
----------------- ---------------------------------- -----------------  ----------------- ---------------

    $1.90-3.40        209,500          5.9 years         $3.09                 5,000          $2.47
     4.00-5.00        423,350          3.7 years          4.83               244,913           4.86

----------------- ---------------------------------- -----------------  ----------------- ---------------
    $1.90-5.00        632,850         4.5 years          $4.25               249,913          $4.81
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

The carrying amounts and fair values of the Company's financial instruments are as follows at December 31:



                                                    2002                                 2001
                                     ----------------------------------- ----------------------------------
                                      Carrying                Fair               Carrying           Fair
                                       Amount                 Value              Amount            Value
                                     ----------------- ----------------- ---------------- -----------------
 Cash and cash equivalents            $           -     $           -     $   1,028,086    $   1,028,086
 Accounts receivable                      4,522,785         4,522,785         5,748,578        5,748,578
 Marketable securities                            -                 -           219,899          219,899
 Accounts payable                         1,572,313         1,572,313         1,711,429        1,711,429
 Bank line of credit                              -                 -         1,713,610        1,713,610
 Convertible debt                         1,738,970         1,745,760         3,923,158        4,024,791
 Industrial development bond              1,500,000         1,500,000         1,600,000        1,600,000
 Other long-term debt                     1,601,226         1,631,632         2,132,711        2,216,136
 Capital leases                             300,751           328,254           463,834          483,319


13. Business Segments

The Company operates in three business segments, Therapeutics, Physical Evaluation, and Applied Technology. The Therapeutics segment includes feeding pumps, disposable sets and feeding tubes used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). The Physical Evaluation segment includes the sale of stand-alone and computerized products that measure isolated muscle strength, joint ranges of motion and sensation. In the Applied Technology segment the Company provides design and manufacturing services to global medical device leaders who, in turn, sell the Company's components and systems under private labels or incorporate them into their products. The Company evaluates the performance of the segments through gross profit, less selling and marketing expenses, and research and development expenses (or contribution margin). The Company does not allocate general and administrative expenses by segment. General and Administrative expenses are included in Corporate and Unallocated amounts indicated below.


For the year ended December 31, 2002 (in thousands):


                                                                                   Corporate
                                                   Physical        Applied            and
                                 Therapeutics     Evaluation      Technology      Unallocated       Total
                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Revenue                              $  12,124       $   3,650       $   9,721       $     --      $ 25,496
Cost of sales                            8,313           1,459           5,750             --        15,522
                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Gross profit                             3,812           2,191           3,971             --         9,974
Selling and marketing                    1,547             911             227             52         2,737
Research and development                   363             156              --             --           519
                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Contribution margin                      1,902           1,124           3,744           (52)         6,718
General and administrative                  --              --              --          6,011         6,011
Other (income)/expenses                     --              --              --            488           488
Provision for income taxes                  --              --              --              5             5
                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Net income                                                                                          $   214
                                                                                               =============
                                                                                               =============

                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Total assets                         $   8,563        $  8,509        $  8,073       $  3,653      $ 28,798
                                =============== =============== =============== ============== =============



Included in the segment assets disclosed above are accounts receivable, inventories, specifically identified fixed assets and goodwill. Goodwill represents approximately $842,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $ 4,075,000 in Applied Technology.

For the year ended December 31, 2001 (in thousands):



                                                                                   Corporate
                                                   Physical        Applied            and
                                 Therapeutics     Evaluation      Technology      Unallocated        Total
                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Revenue                              $  13,009       $   3,754       $  13,119       $     --      $ 29,882
Cost of sales                            9,178           1,398           8,287             --        18,863
                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Gross profit                             3,831           2,356           4,832             --        11,019
Selling and marketing                    1,430             796             207            249         2,682
Research and development                   171             247              60             --           478
                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Contribution margin                      2,230           1,313           4,565          (249)         7,859
General and administrative                  --              --              --          6,840         6,840
Other (income)/expenses                     --              --              --          1,606         1,606
Benefit for income taxes                    --              --              --           (99)          (99)
                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Net loss                                                                                           $  (488)
                                                                                               =============
                                                                                               =============

                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Total assets                         $   9,851       $   7,815       $   9,105       $  6,868      $ 33,639
                                =============== =============== =============== ============== =============


Included in the segment assets disclosed above are accounts receivable, inventories, specifically identified fixed assets and goodwill. Goodwill represents approximately $907,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $ 4,103,000 in Applied Technology.

For the year ended December 31, 2000 (in thousands):



                                                                                  Corporate
                                                   Physical        Applied           and
                                 Therapeutics     Evaluation      Technology     Unallocated         Total
                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Revenue                              $  13,356       $   3,095       $  14,328       $     --      $ 30,779
Cost of sales                            9,449           1,201           9,280             --        19,930
                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Gross profit                             3,907           1,894           5,048             --        10,849
Selling and marketing                    1,412             743             238            320         2,713
Research and development                   682             170              --             --           852
                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Contribution margin                      1,813             981           4,810          (320)         7,284
General and administrative                  --              --              --          5,693         5,693
Other (income)/expenses                     --              --              --            197           197
Provision for taxes                         --              --              --            670           670
                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Net income                                                                                          $   724
                                                                                               =============
                                                                                               =============

                                --------------- --------------- --------------- -------------- -------------
                                --------------- --------------- --------------- -------------- -------------
Total assets                         $  12,905        $  7,390       $  11,112       $  7,281      $ 38,688
                                =============== =============== =============== ============== =============


Included in the segment assets disclosed above are accounts receivable, inventories, specifically identified fixed assets and goodwill. Goodwill represents approximately $978,000 in Therapeutics, $5,459,000 in Physical Evaluation, and $ 4,333,000 in Applied Technology.

14. Major Customers

Sales to major customers for the years ended December 31, 2002, 2001, and 2000 are summarized as follows (percent of product sales):

                                              Year Ended December 31
                                      2002             2001              2000
                                ----------------- ---------------- -------------

Customer A                             *                 *                10%
Customer B                             *                 *                14%
                                ----------------- ---------------- -------------
                                      N/A               N/A               24%
                                ================= ================ =============

* Less than 10% of sales.

15. Related-Party Transactions

On December 31, 1998, the Company acquired JTech pursuant to a Stock Purchase Agreement among the Company and the four shareholders of JTech (the "JTech Stock Purchase"). Leonard C. Smith, one of the selling JTech shareholders, received $1,311,188 in cash and a convertible debenture in connection with the JTech Stock Purchase. The Company paid $290,000 of the convertible debenture in December 2001, and the remaining principal amount of $1,073,594 (inclusive of the 1999 earn-out provision of $52,406) was paid on December 31, 2002.

JTech also entered into an employment agreement with Mr. Smith, dated December 31, 1998, which provides that Mr. Smith serve as President of JTech for three years at a salary of $100,000 per year. Pursuant to the employment agreement, Mr. Smith also received an option to purchase 40,000 shares of the Company's common stock, vesting over four years, at $5.00 per share, the closing price of such stock on 15. Related-Party Transactions (continued)

NASDAQ on the date of the JTech stock purchase. Mr. Smith was appointed to fill a vacancy on the Company's Board of Directors, effective April 26, 1999 and served until December 2002. Mr. Smith also serves as Sr. Vice President of ZEVEX International, Inc. and of ZEVEX, Inc.

During December 2001, the Company sold the corporate shell of Aborn for $100,000 to Vijay Lumba, a former Company employee. The Company maintained certain manufacturing rights, cash, accounts receivable, equipment, and inventory (see
Note 1).

Exhibit 10.27
                      EXECUTIVE SEVERANCE PACKAGE AGREEMENT

             This Executive Severance Package Agreement ("Agreement") between ZEVEX International, Inc., a Delaware corporation (the "Company") and David J. McNally ("Executive") is effective as of the 18th day of June, 2002.

                                    Recitals

             WHEREAS, Executive is a key employee of the Company employed in the capacity of Chief Executive Officer;

             WHEREAS, Company desires to provide a severance package to Executive as new and additional consideration for Executive's past services to Company and Executive's continued services from the date of this Agreement.

             NOW THEREFORE, in consideration of the mutual promises and covenants set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by each party, the parties agree as follows:

             1. Recitals. The above Recitals are hereby incorporated into this Agreement.

             2. Grant of Severance Benefits. Within thirty (30) days from the occurrence of the events described below, Company hereby agrees to pay Executive a severance equal to twenty-four (24) months of Executive's current salary and annual bonus (the "Severance"); provided, however, that in the event that the Executive determines that the Severance will trigger a non-deductible excise tax under Section 280G of the Internal Revenue Code, the Severance shall be reduced to a level that the Executive determines will not trigger the excise tax. The parties acknowledge and agree that one-third (1/3rd) of the Severance is future compensation to Executive for the non-compete obligations set forth herein. At the election of Executive, the Severance may be in the form of either an immediate lump sum payment or payments over the term of the Severance consistent with Executive's previous pay schedule. If Executive elects to be paid over the term of the Severance, Executive may at any time during the Severance period elect to accelerate the remaining amount payable upon written request to the Company. For the purposes of determining the Severance amount, "current salary" shall mean the highest monthly salary level paid to Executive over the six (6) month period prior to the date of the Triggering Event (as defined below) and "annual bonus" shall mean the aggregate of all bonuses paid to Executive during the twelve (12) month period prior to the date of the Triggering Event. The above Severance benefit shall be triggered by the occurrence of both of the following two events (combined, the "Triggering Event"):

                      (a) A Change of Control of the Company. For the purposes
             of this Agreement, "Change of Control" is defined as any one of the following: (i) a majority change in the composition of the Company's board of directors following the date of this Agreement;
             (ii) the Company's sale, acquisition, or consolidation, whether by merger or otherwise, resulting in the Company's current shareholders no longer owning at least 50% of the outstanding capital stock of the Company, or (iii) the Company's sale of substantially all of its assets.


                      (b) The occurrence of either of the following within
             eighteen (18) months following a Change of Control: (i) the Company's termination of Executive without Cause, or (ii) the Company's constructive termination of Executive due to a reduction in Executive's salary, a diminution of Executive's duties and responsibilities, or a required relocation of Executive's principal office of more than 50 miles. For the purposes of this Agreement, "Cause" is defined as: (1) neglect or deliberate or intentional refusal to perform assigned duties and obligations or follow policies or procedures, (2) embezzlement, theft, or any other criminal conduct, (3) any grossly negligent activity, or (4) any activity that causes material harm to the company, its reputation, or to its directors or employees.

As and to the extent required under the COBRA laws, Executive will be offered access at Executive's expense to the Company's health and major medical plans then in effect. All stock options granted to Executive under any plan or agreement shall immediately vest upon the occurrence of any Triggering Event and shall be exercisable for a period of one (1) year after the later occurrence of any Triggering Event.

             3. Confidential Information. Executive acknowledges that he is bound by an obligation of confidentiality to the Company. Upon the occurrence of the Triggering Event, and to the extent that Executive possesses materials containing confidential information of the Company, Executive will immediately, return such materials to the Company.

             4. Inventions. Upon the occurrence of the Triggering Event and to the extent not previously assigned to the Company, Executive agrees to immediately assign all "employment inventions," if any, to the Company developed in the course of Executive's employment by the Company. Executive agrees to execute all instruments as may be reasonably requested by the Company to give full effect to the assignment set forth in this section. For purposes hereof, "employment inventions" shall have the meaning set forth in Section 34-39-2 of the Utah Employment Inventions Act.

             5. Covenant Not to Compete. Executive agrees that from the date of the Triggering Event and throughout the term prescribed for the Severance payment in Section 2 above (the "Non-Compete Period)(whether or not the Severance is paid as a lump sum or over the entirety of the Severance period), he will not directly or indirectly compete with the Company. For purposes hereof, "compete" means owning, managing, operating or controlling, or participating in the ownership, management, operation or control, or being connected with or having any interest in, as a stockholder, director, officer, employee, agent, consultant, sole proprietor, partner or otherwise, of any business (other than the Company) which competes with the Company or participates in the current or planned future markets of the Company; provided, however, that this prohibition shall not apply to ownership of less than one percent (1%) of the voting stock in companies whose stock is traded on a national securities exchange or in the over the counter market. Additionally, during the Non-Compete Period, Executive agrees that he will not solicit employees of the Company for the purpose of inducing them to leave the Company's employ. During the Non-Compete Period, Executive also agrees that he will not solicit the Company's customers, sales representatives, and dealers for the purpose of providing them with products or services competing with those of the Company.

           6.     Release of Claims.
                  -----------------
                  (a) On the date of the first payment of Severance (and subject to the Company's continued fulfillment of its duties hereunder), Executive, on behalf of himself and each of his partners, affiliates, associates, agents, representatives, predecessors, successors, and assigns, past, present, and future, releases and forever discharges the Company and each of its respective affiliates, associates, officers, directors, shareholders, employees, attorneys, accountants, insurers, agents, representatives, predecessors, successors, and assigns, past, present, and future, from any and all legal claims, demands, liens, agreements, contracts, covenants, actions, suits, causes of action, obligations, controversies, debts, costs, expenses, damages, judgments, orders, and liabilities of whatever kind or nature in law, equity, or otherwise, whether now known or unknown, suspected or unsuspected, concealed or hidden, of any kind or nature whatsoever arising from his separation from the Company, employment by the Company, service as a director and officer of the Company.

                  (b) On the date of the first payment of Severance (and subject to Executive's continued fulfillment of his duties hereunder), the Company, on behalf of itself, board of directors, officers, its employees, attorneys, accountants, insurers, associates, agents, representatives, predecessors, successors, and assigns, past, present, and future, releases and forever discharges Executive from any and all legal claims, demands, liens, agreements, contracts, covenants, actions, suits, causes of action, obligations, controversies, debts, costs, expenses, damages, judgments, orders, and liabilities of any kind or nature whatsoever arising from Executive's service to the Company as an employee, officer, director or shareholder.

           7. No Impairment of Prior Granted Employment Rights. This Agreement does not infringe upon or impair any rights granted to Executive under any previous employment agreements. Notwithstanding the above, this Agreement does supercede and replace any severance rights set forth in any previous employment agreements or pursuant to any severance plan offered by the Company.

           8. Interpretation. If any part of this Agreement violates any statute or public policy, that part will have no effect, and the rest of the Agreement shall be fully enforceable. If any part of this Agreement is unenforceable because it is overly broad, the court shall narrow its scope and then enforce that part to the effect permissible.

           9. Assignment. This Agreement shall be binding upon and enure to the benefit of the successors and assigns of the parties.

           10. Entire Agreement. This Agreement replaces and supercedes all other severance agreements that may have been entered into by the Parties. This Agreement constitutes the entire understanding between the Company and Executive concerning the subject matter hereof. This Agreement may not be modified except in writing.

           11. Attorney Fees. In the event any action in law or equity or other proceeding is brought for the enforcement of this Agreement or in connection with any of the provisions of this Agreement, the successful or prevailing party shall be entitled to reasonable attorney's fees and other costs reasonably incurred in such action or proceeding.

           12. Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Utah. Any dispute concerning this Agreement can only be brought in the state or federal courts located in Utah.

           13. Authority. The persons signing below warrant that they are authorized to enter into this Agreement on behalf of their respective principals identified below and that by their signatures they bind such principals to this Agreement.

           IN WITNESS WHEREOF, the parties hereto acknowledge that they have read, understand and agree to all of the terms and provisions of this Agreement and have caused this Agreement to be executed as of the date first written above.

                                                     ZEVEX INTERNATIONAL, INC.


                                                     By
                                                       ------------------------

                                                     Its
                                                        -----------------------


                                                     EXECUTIVE


                                                     David J. McNally

Exhibit 10.28
                      EXECUTIVE SEVERANCE PACKAGE AGREEMENT

             This Executive Severance Package Agreement ("Agreement") between ZEVEX International, Inc., a Delaware corporation (the "Company") and Phillip L. McStotts ("Executive") is effective as of the 18th day of June, 2002.

                                    Recitals

             WHEREAS, Executive is a key employee of the Company employed in the capacity of Chief Financial Officer;

             WHEREAS, Company desires to provide a severance package to Executive as new and additional consideration for Executive's past services to Company and Executive's continued services from the date of this Agreement.

             NOW THEREFORE, in consideration of the mutual promises and covenants set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by each party, the parties agree as follows:

             1. Recitals. The above Recitals are hereby incorporated into this Agreement.

             2. Grant of Severance Benefits. Within thirty (30) days from the occurrence of the events described below, Company hereby agrees to pay Executive a severance equal to eighteen (18) months of Executive's current salary and annual bonus (the "Severance"); provided, however, that in the event that the Executive determines that the Severance will trigger a non-deductible excise tax under Section 280G of the Internal Revenue Code, the Severance shall be reduced to a level that the Executive determines will not trigger the excise tax. The parties acknowledge and agree that one-third (1/3rd) of the Severance is future compensation to Executive for the non-compete obligations set forth herein. At the election of Executive, the Severance may be in the form of either an immediate lump sum payment or payments over the term of the Severance consistent with Executive's previous pay schedule. If Executive elects to be paid over the term of the Severance, Executive may at any time during the Severance period elect to accelerate the remaining amount payable upon written request to the Company. For the purposes of determining the Severance amount, "current salary" shall mean the highest monthly salary level paid to Executive over the six (6) month period prior to the date of the Triggering Event (as defined below) and "annual bonus" shall mean the aggregate of all bonuses paid to Executive during the twelve (12) month period prior to the date of the Triggering Event. The above Severance benefit shall be triggered by the occurrence of both of the following two events (combined, the "Triggering Event"):

                      (a) A Change of Control of the Company. For the purposes
             of this Agreement, "Change of Control" is defined as any one of the following: (i) a majority change in the composition of the Company's board of directors following the date of this Agreement;
             (ii) the Company's sale, acquisition, or consolidation, whether by merger or otherwise, resulting in the Company's current shareholders no longer owning at least 50% of the outstanding capital stock of the Company, or (iii) the Company's sale of substantially all of its assets.

                      (b) The occurrence of either of the following within
             eighteen (18) months following a Change of Control: (i) the Company's termination of Executive without Cause, or (ii) the Company's constructive termination of Executive due to a reduction in Executive's salary, a diminution of Executive's duties and responsibilities, or a required relocation of Executive's principal office of more than 50 miles. For the purposes of this Agreement, "Cause" is defined as: (1) neglect or deliberate or intentional refusal to perform assigned duties and obligations or follow policies or procedures, (2) embezzlement, theft, or any other criminal conduct, (3) any grossly negligent activity, or (4) any activity that causes material harm to the company, its reputation, or to its directors or employees.

As and to the extent required under the COBRA laws, Executive will be offered access at Executive's expense to the Company's health and major medical plans then in effect. All stock options granted to Executive under any plan or agreement shall immediately vest upon the occurrence of any Triggering Event and shall be exercisable for a period of one (1) year after the later occurrence of any Triggering Event.

             3. Confidential Information. Executive acknowledges that he is bound by an obligation of confidentiality to the

Company. Upon the occurrence of the Triggering Event, and to the extent that Executive possesses materials containing confidential information of the Company, Executive will immediately, return such materials to the Company.

             4. Inventions. Upon the occurrence of the Triggering Event and to the extent not previously assigned to the Company, Executive agrees to immediately assign all "employment inventions," if any, to the Company developed in the course of Executive's employment by the Company. Executive agrees to execute all instruments as may be reasonably requested by the Company to give full effect to the assignment set forth in this section. For purposes hereof, "employment inventions" shall have the meaning set forth in Section 34-39-2 of the Utah Employment Inventions Act.

             5. Covenant Not to Compete. Executive agrees that from the date of the Triggering Event and throughout the term prescribed for the Severance payment in Section 2 above (the "Non-Compete Period)(whether or not the Severance is paid as a lump sum or over the entirety of the Severance period), he will not directly or indirectly compete with the Company. For purposes hereof, "compete" means owning, managing, operating or controlling, or participating in the ownership, management, operation or control, or being connected with or having any interest in, as a stockholder, director, officer, employee, agent, consultant, sole proprietor, partner or otherwise, of any business (other than the Company) which competes with the Company or participates in the current or planned future markets of the Company; provided, however, that this prohibition shall not apply to ownership of less than one percent (1%) of the voting stock in companies whose stock is traded on a national securities exchange or in the over the counter market. Additionally, during the Non-Compete Period, Executive agrees that he will not solicit employees of the Company for the purpose of inducing them to leave the Company's employ. During the Non-Compete Period, Executive also agrees that he will not solicit the Company's customers, sales representatives, and dealers for the purpose of providing them with products or services competing with those of the Company.

           6.     Release of Claims.

                  (a) On the date of the first payment of Severance (and subject to the Company's continued fulfillment of its duties hereunder), Executive, on behalf of himself and each of his partners, affiliates, associates, agents, representatives, predecessors, successors, and assigns, past, present, and future, releases and forever discharges the Company and each of its respective affiliates, associates, officers, directors, shareholders, employees, attorneys, accountants, insurers, agents, representatives, predecessors, successors, and assigns, past, present, and future, from any and all legal claims, demands, liens, agreements, contracts, covenants, actions, suits, causes of action, obligations, controversies, debts, costs, expenses, damages, judgments, orders, and liabilities of whatever kind or nature in law, equity, or otherwise, whether now known or unknown, suspected or unsuspected, concealed or hidden, of any kind or nature whatsoever arising from his separation from the Company, employment by the Company, service as a director and officer of the Company.

                  (b) On the date of the first payment of Severance (and subject to Executive's continued fulfillment of his duties hereunder), the Company, on behalf of itself, board of directors, officers, its employees, attorneys, accountants, insurers, associates, agents, representatives, predecessors, successors, and assigns, past, present, and future, releases and forever discharges Executive from any and all legal claims, demands, liens, agreements, contracts, covenants, actions, suits, causes of action, obligations, controversies, debts, costs, expenses, damages, judgments, orders, and liabilities of any kind or nature whatsoever arising from Executive's service to the Company as an employee, officer, director or shareholder.

           7. No Impairment of Prior Granted Employment Rights. This Agreement does not infringe upon or impair any rights granted to Executive under any previous employment agreements. Notwithstanding the above, this Agreement does supercede and replace any severance rights set forth in any previous employment agreements or pursuant to any severance plan offered by the Company.

           8. Interpretation. If any part of this Agreement violates any statute or public policy, that part will have no effect, and the rest of the Agreement shall be fully enforceable. If any part of this Agreement is unenforceable because it is overly broad, the court shall narrow its scope and then enforce that part to the effect permissible.

           9. Assignment. This Agreement shall be binding upon and enure to the benefit of the successors and assigns of the parties.

           10. Entire Agreement. This Agreement replaces and supercedes all other severance agreements that may have been entered into by the Parties. This Agreement constitutes the entire understanding between the Company and Executive concerning the subject matter hereof. This Agreement may not be modified except in writing.

           11. Attorney Fees. In the event any action in law or equity or other proceeding is brought for the enforcement of this Agreement or in connection with any of the provisions of this Agreement, the successful or prevailing party shall be entitled to reasonable attorney's fees and other costs reasonably incurred in such action or proceeding.

           12. Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Utah. Any dispute concerning this Agreement can only be brought in the state or federal courts located in Utah.

           13. Authority. The persons signing below warrant that they are authorized to enter into this Agreement on behalf of their respective principals identified below and that by their signatures they bind such principals to this Agreement.

           IN WITNESS WHEREOF, the parties hereto acknowledge that they have read, understand and agree to all of the terms and provisions of this Agreement and have caused this Agreement to be executed as of the date first written above.

                                                     ZEVEX INTERNATIONAL, INC.


                                                     By
                                                       ------------------------

                                                     Its
                                                        -----------------------


                                                     EXECUTIVE


                                                     Phillip L. McStotts

Exhibit 10.29
                      EXECUTIVE SEVERANCE PACKAGE AGREEMENT

             This Executive Severance Package Agreement ("Agreement") between ZEVEX International, Inc., a Delaware corporation (the "Company") and Leonard C. Smith ("Executive") is effective as of the 18th day of June, 2002.

                                    Recitals

             WHEREAS, Executive is a key employee of the Company employed in the capacity of President;

             WHEREAS, Company desires to provide a severance package to Executive as new and additional consideration for Executive's past services to Company and Executive's continued services from the date of this Agreement.

             NOW THEREFORE, in consideration of the mutual promises and covenants set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by each party, the parties agree as follows:

             1. Recitals. The above Recitals are hereby incorporated into this Agreement.


             2. Grant of Severance Benefits. Within thirty (30) days from the occurrence of the events described below, Company hereby agrees to pay Executive a severance equal to twelve (12) months of Executive's current salary and annual bonus (the "Severance"); provided, however, that in the event that the Executive determines that the Severance will trigger a non-deductible excise tax under
Section 280G of the Internal Revenue Code, the Severance shall be reduced to a level that the Executive determines will not trigger the excise tax. The parties acknowledge and agree that one-third (1/3rd) of the Severance is future compensation to Executive for the non-compete obligations set forth herein. At the election of Executive, the Severance may be in the form of either an immediate lump sum payment or payments over the term of the Severance consistent with Executive's previous pay schedule. If Executive elects to be paid over the term of the Severance, Executive may at any time during the Severance period elect to accelerate the remaining amount payable upon written request to the Company. For the purposes of determining the Severance amount, "current salary" shall mean the highest monthly salary level paid to Executive over the six (6) month period prior to the date of the Triggering Event (as defined below) and "annual bonus" shall mean the aggregate of all bonuses paid to Executive during the twelve (12) month period prior to the date of the Triggering Event. The above Severance benefit shall be triggered by the occurrence of both of the following two events (combined, the "Triggering Event"):

                      (a) A Change of Control of the Company. For the purposes
             of this Agreement, "Change of Control" is defined as any one of the following: (i) a majority change in the composition of the Company's board of directors following the date of this Agreement;
             (ii) the Company's sale, acquisition, or consolidation, whether by merger or otherwise, resulting in the Company's current shareholders no longer owning at least 50% of the outstanding capital stock of the Company, or (iii) the Company's sale of substantially all of its assets.

                      (b) The occurrence of either of the following within
             eighteen (18) months following a Change of Control: (i) the Company's termination of Executive without Cause, or (ii) the Company's constructive termination of Executive due to a reduction in Executive's salary, a diminution of Executive's duties and responsibilities, or a required relocation of Executive's principal office of more than 50 miles. For the purposes of this Agreement, "Cause" is defined as: (1) neglect or deliberate or intentional refusal to perform assigned duties and obligations or follow policies or procedures, (2) embezzlement, theft, or any other criminal conduct, (3) any grossly negligent activity, or (4) any activity that causes material harm to the company, its reputation, or to its directors or employees.

As and to the extent required under the COBRA laws, Executive will be offered access at Executive's expense to the Company's health and major medical plans then in effect. All stock options granted to Executive under any plan or agreement shall immediately vest upon the occurrence of any Triggering Event and shall be exercisable for a period of one (1) year after the later occurrence of any Triggering Event.

             3. Confidential Information. Executive acknowledges that he is bound by an obligation of confidentiality to the Company. Upon the occurrence of the Triggering Event, and to the extent that Executive possesses materials containing confidential information of the Company, Executive will immediately, return such materials to the Company.

             4. Inventions. Upon the occurrence of the Triggering Event and to the extent not previously assigned to the Company, Executive agrees to immediately assign all "employment inventions," if any, to the Company developed in the course of Executive's employment by the Company. Executive agrees to execute all instruments as may be reasonably requested by the Company to give full effect to the assignment set forth in this section. For purposes hereof, "employment inventions" shall have the meaning set forth in Section 34-39-2 of the Utah Employment Inventions Act.

             5. Covenant Not to Compete. Executive agrees that from the date of the Triggering Event and throughout the term prescribed for the Severance payment in Section 2 above (the "Non-Compete Period)(whether or not the Severance is paid as a lump sum or over the entirety of the Severance period), he will not directly or indirectly compete with the Company. For purposes hereof, "compete" means owning, managing, operating or controlling, or participating in the ownership, management, operation or control, or being connected with or having any interest in, as a stockholder, director, officer, employee, agent, consultant, sole proprietor, partner or otherwise, of any business (other than the Company) which competes with the Company or participates in the current or planned future markets of the Company; provided, however, that this prohibition shall not apply to ownership of less than one percent (1%) of the voting stock in companies whose stock is traded on a national securities exchange or in the over the counter market. Additionally, during the Non-Compete Period, Executive agrees that he will not solicit employees of the Company for the purpose of inducing them to leave the Company's employ. During the Non-Compete Period, Executive also agrees that he will not solicit the Company's customers, sales representatives, and dealers for the purpose of providing them with products or services competing with those of the Company.

           6.     Release of Claims.

                  (a) On the date of the first payment of Severance (and subject to the Company's continued fulfillment of its duties hereunder), Executive, on behalf of himself and each of his partners, affiliates, associates, agents, representatives, predecessors, successors, and assigns, past, present, and future, releases and forever discharges the Company and each of its respective affiliates, associates, officers, directors, shareholders, employees, attorneys, accountants, insurers, agents, representatives, predecessors, successors, and assigns, past, present, and future, from any and all legal claims, demands, liens, agreements, contracts, covenants, actions, suits, causes of action, obligations, controversies, debts, costs, expenses, damages, judgments, orders, and liabilities of whatever kind or nature in law, equity, or otherwise, whether now known or unknown, suspected or unsuspected, concealed or hidden, of any kind or nature whatsoever arising from his separation from the Company, employment by the Company, service as a director and officer of the Company.

                  (b) On the date of the first payment of Severance (and subject to Executive's continued fulfillment of his duties hereunder), the Company, on behalf of itself, board of directors, officers, its employees, attorneys, accountants, insurers, associates, agents, representatives, predecessors, successors, and assigns, past, present, and future, releases and forever discharges Executive from any and all legal claims, demands, liens, agreements, contracts, covenants, actions, suits, causes of action, obligations, controversies, debts, costs, expenses, damages, judgments, orders, and liabilities of any kind or nature whatsoever arising from Executive's service to the Company as an employee, officer, director or shareholder.

           7. No Impairment of Prior Granted Employment Rights. This Agreement does not infringe upon or impair any rights granted to Executive under any previous employment agreements. Notwithstanding the above, this Agreement does supercede and replace any severance rights set forth in any previous employment agreements or pursuant to any severance plan offered by the Company.

           8. Interpretation. If any part of this Agreement violates any statute or public policy, that part will have no effect, and the rest of the Agreement shall be fully enforceable. If any part of this Agreement is unenforceable because it is overly broad, the court shall narrow its scope and then enforce that part to the effect permissible.

           9. Assignment. This Agreement shall be binding upon and enure to the benefit of the successors and assigns of the parties.

           10. Entire Agreement. This Agreement replaces and supercedes all other severance agreements that may have been entered into by the Parties. This Agreement constitutes the entire understanding between the Company and Executive concerning the subject matter hereof. This Agreement may not be modified except in writing.

           11. Attorney Fees. In the event any action in law or equity or other proceeding is brought for the enforcement of this Agreement or in connection with any of the provisions of this Agreement, the successful or prevailing party shall be entitled to reasonable attorney's fees and other costs reasonably incurred in such action or proceeding.

           12. Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Utah. Any dispute concerning this Agreement can only be brought in the state or federal courts located in Utah.

           13. Authority. The persons signing below warrant that they are authorized to enter into this Agreement on behalf of their respective principals identified below and that by their signatures they bind such principals to this Agreement.

           IN WITNESS WHEREOF, the parties hereto acknowledge that they have read, understand and agree to all of the terms and provisions of this Agreement and have caused this Agreement to be executed as of the date first written above.

                                                     ZEVEX INTERNATIONAL, INC.


                                                     By
                                                       -----------------------

                                                     Its
                                                        ----------------------


                                                     EXECUTIVE


                                                     Leonard C. Smith

Exhibit 14
                            ZEVEX International, Inc.

        CODE OF ETHICS FOR CERTAIN SENIOR OFFICERS AND ALL THE DIRECTORS

                             Effective March 6, 2003


         This Code of Ethics for Certain Senior Officers and all the Directors (the "Code) has been adopted by the Board of Directors of ZEVEX International, Inc. (the "Board" and the "Company"), effective as of the above date. The purpose of this Code is to encourage certain senior officers and all the directors of the Company to conduct themselves in a ethical manner and to deter them from wrong-doing. This Code has been adopted pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 (the "Act") and the related regulations that have been promulgated by the U.S. Securities and Exchange Commission (the "SEC").

         Covered Persons. The persons who shall be covered by this Code are the following officers of the Company and no other officers: the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, and the Controller, and any other officer by whatever title who performs a similar function to the above-named officers. Additionally, this Code shall apply to all the members of the Company's Board. The persons described in this paragraph are hereafter referred to as the "Senior Officers."

         Honest and Ethical Behavior. The Senior Officers shall act in a reasonably honest and ethical manner.

         Conflicts of Interest. Whenever a Senior Officer shall have a direct or indirect personal interest in a transaction with the Company, the Senior Officer shall make reasonable efforts to disclose both the fact and the nature of such conflict to the Chairman of the Board and/or other appropriate Senior Officers in advance of the Company's taking any action with respect thereto.

         Disclosures to the SEC and to the Public. The Company is required from time to time to file reports and documents with the SEC (the "Reports"). Additionally, the Company may from time to time make other required or permitted disclosures to the public ("Public Disclosures"). Whenever a Senior Officer shall have responsibility for the preparation of these Reports and/or Public Disclosures, or shall be involved in the process of preparing such Reports and/or Public Disclosures, the Senior Officer shall take reasonable steps to ensure that they are materially accurate and complete, that they are reasonably understandable to an average, adult investor, and, if they are required to be filed with the SEC, that they are so filed in a timely manner.

         Compliance with Laws. The Senior Officers shall make reasonable efforts to comply materially with all applicable governmental laws, rules, and regulations.

         Reports of Violations of this Code. If a Senior Officer either personally violates this Code or becomes aware that another Senior Officer has violated this Code, the Senior Officer shall promptly notify the Chairman of the Board of Directors of the Company of such violation. If the Senior Officer believes that such notification to the Chairman would not result in a reasonable remedying response, the Senior Officer shall promptly notify such other directors and/or Senior Officers of the Company who the Senior Officer believes will provide a reasonable remedying response.

         Sanctions. If, after a reasonable inquiry, the Board (including an appropriate committee thereof) determines that a Senior Officer has violated any provision of this Code, then the Board shall have the authority to impose such sanctions, including dismissal, on such Senior Officer as the Board shall determine in its discretion.