Form 10-Q
period 2003-03-31
ZEVEX INTERNATIONAL INC
filed 2003-05-13
CIK 827056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from .................to.................

                         Commission file number 001-1296

                            ZEVEX INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)

          DELAWARE                                       87-0462807
--------------------------------                      ----------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2003, the Company had outstanding 3,400,964 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. ("ZEVEX") files herewith balance sheets of ZEVEX as of March 31, 2003, and December 31, 2002, and the related statements of operations and cash flows for the respective three month periods ended March 31, 2003 and 2002. In the opinion of ZEVEX' management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of ZEVEX for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of ZEVEX and the notes thereto included in the Annual Report of ZEVEX on Form 10-K for the year ended December 31, 2002.



                                                     ZEVEX INTERNATIONAL, INC.
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,            December 31,
                                                                                                 2003                   2002
                                     ASSETS                                                   (unaudited)
                                                                                         -------------------------------------------

Current assets
     Designated cash for sinking fund payment on industrial
        development bond                                                                             $ 119,776              $ 93,785
     Accounts receivable, net of allowance for doubtful
        accounts of $200,000                                                                         4,738,524             4,522,785
     Inventories                                                                                     6,218,880             6,348,856
     Deferred income taxes                                                                             348,323               348,506
     Income taxes receivable                                                                           156,526               283,522
     Prepaid expenses and other current assets                                                         185,717               184,492
                                                                                                    ----------            ----------
     Total current assets                                                                           11,767,746            11,781,946

     Property and equipment, net                                                                     6,191,691             6,498,957
     Patents, trademarks and acquisition costs, net                                                    375,099               364,640
     Goodwill, net                                                                                  10,089,035            10,089,035
     Other assets                                                                                       43,310                63,658
                                                                                                  ------------          ------------
     Total assets                                                                                 $ 28,466,881          $ 28,798,236

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                              $ 1,235,886           $ 1,572,313
     Other accrued liabilities                                                                         618,784               585,765
     Bank line of credit                                                                             2,354,395                42,957
     Current portion of industrial development bond                                                    100,000               100,000
     Payable related to product line acquisition and
        convertible debt, short-term                                                                         -             1,738,970
     Current portion of other long-term debt                                                           911,369             1,461,640
     Current portion of capital leases                                                                 176,961               177,801
                                                                                                     ---------             ---------
     Total current liabilities                                                                       5,397,395             5,679,446

     Deferred income taxes                                                                             212,934               258,193
     Industrial development bond                                                                     1,400,000             1,400,000
     Other long-term debt                                                                                    -               139,586
     Capital lease obligations                                                                          81,055               122,950

Stockholders' equity
     Common stock; $.001 par value, 10,000,000
        authorized shares, 3,440,197 issued, and 3,400,964
        outstanding, at March 31, 2003 and December 31, 2002                                             3,440                 3,440
     Additional paid in capital                                                                     16,290,452            16,290,452
     Treasury stock, 39,233 shares (at cost) at March 31, 2003
        and December 31, 2002                                                                         (89,422)              (89,422)
     Retained earnings                                                                               5,171,027             4,993,591
                                                                                                    ----------            ----------
     Total stockholders' equity                                                                     21,375,497            21,198,061
                                                                                                    ----------            ----------
     Total liabilities and stockholders' equity                                                   $ 28,466,881          $ 28,798,236


                            ZEVEX INTERNATIONAL, INC.
                         CONSOLIDATED INCOME STATEMENTS




                                                             Three months ended
                                                                 March 31,
                                                           2003              2002
                                                       (unaudited)       (unaudited)
                                                     ------------------------------------
                                                     ------------------------------------
Revenue:
     Product sales                                       $ 5,824,695       $ 5,927,931
     Engineering services                                    823,489           167,723
                                                          ----------        ----------
     Total revenue                                         6,648,184         6,095,654

     Cost of sales                                         4,057,091         3,656,001
Gross profit                                               2,591,093         2,439,653

Operating expenses:
     General and administrative                             1,033,457         1,285,503
     Selling and marketing                                  1,033,663           860,920
     Research and development                                 184,773            79,579
Total operating expenses                                    2,251,893         2,226,002

Operating income                                              339,200           213,651

Other income (expense):
     Interest and other income                                  5,228               604
     Interest expense                                         (85,071)         (150,638)
     Gain on sale of marketable securities                         -             38,079
Income before income taxes                                    259,357           101,696

 (Provision) benefit for income taxes                         (81,921)           20,680
                                                              --------          -------
Net income                                                  $ 177,436         $ 122,376


Basic net income per share                                     $ 0.05            $ 0.04

Weighted average shares outstanding                         3,400,964         3,415,197

Diluted net income per share                                   $ 0.05            $ 0.04

Diluted weighted average shares outstanding                 3,410,196         3,420,828





                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three months ended
                                                                                             March 31,
                                                                                     2003                   2002
                                                                                  (unaudited)           (unaudited)
                                                                             ----------------------  -------------------
                                                                             ----------------------  -------------------
Cash flows from operating activities
Net income                                                                               $ 177,436            $ 122,376
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
     Depreciation and amortization                                                         403,107              396,367
     Deferred income taxes                                                                 (45,076)               7,262
     Realized gain on marketable securities                                                      -              (38,079)
     Changes in operating assets and liabilities
        Designated cash for sinking fund payment
           on industrial development bond                                                  (25,991)             (17,171)
        Accounts receivable                                                               (215,739)           1,057,696
        Inventories                                                                        129,976              535,212
        Prepaid expenses and other assets                                                   19,123             (147,263)
        Accounts payable                                                                  (336,427)            (672,454)
        Accrued and other liabilities                                                       33,019               32,679
        Income taxes receivable/payable                                                   126,996               (27,940)

Net cash provided by operating activities                                                  266,424            1,248,685

Cash flows from investing activities
Purchase of property and equipment                                                         (87,269)             (91,240)
Additions of patents and trademarks                                                        (19,031)                   -
Redemption of available-for-sale marketable securities                                           -              225,797

Net cash (used in) provided by investing activities                                       (106,300)             134,557

Cash flows from financing activities
Principal payments on capital lease and long-term debt                                    (732,592)             (166,689)
Payments on business and product line acquisition debt                                  (1,738,970)               (5,000)
Net proceeds from (payments on) bank line of credit                                      2,311,438              (990,859)

Net cash used in financing activities                                                     (160,124)           (1,162,548)

Net increase in cash and cash equivalents                                                        -               220,694

Cash and cash equivalents at beginning of period                                                -              1,028,086

Cash and cash equivalents at end of period                                                    $ -            $ 1,248,780

                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

1.  Summary of Significant Accounting Policies

Description of Organization and Business


Founded in 1986, ZEVEX(R) International, Inc. ("the Company") through our divisions and subsidiaries, engages in the business of designing, manufacturing, and distributing medical devices. Our Therapeutics division markets award-winning enteral nutrition delivery devices. Our Physical Evaluation division markets industry-leading physical evaluation testing systems. Our Applied Technology division designs and manufactures advanced medical components and systems for other medical technology companies.


Principles of Consolidation

The consolidated financial statements at March 31, 2003 include the accounts of ZEVEX International, Inc. and its wholly owned operating subsidiaries: ZEVEX, Inc. and JTech Medical Industries, Inc. (JTech). For additional information regarding the Company, refer to the 2002 Annual Report on SEC Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information along with the instructions to Form 10-Q of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 2002 Annual Report on SEC Form 10-K.


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

New Accounting Pronouncements

In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and was effective for the Company on January 1, 2003. The adoption of this statement did not have a material impact on the consolidated financial position or consolidated results of operations of the Company.

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

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

In December of 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 31, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25, to account for employee stock options. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Had compensation expense for options under the Company's two stock-based compensation plans, which are not subject to variable plan accounting, been determined based on the fair value of the option at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts for the quarter ended March 31 as indicated below:


                                                             March 31, 2003    March 31, 2002
                                                            ----------------- -----------------
Net income as reported                                       $      177,436    $      122,376
   Less: Stock compensation  expense determined under fair
     value method, net of related tax effects                        98,635            58,889
                                                            ----------------- -----------------
                                                            ----------------- -----------------
Pro forma net income                                         $       78,801    $       63,487
                                                            ================= =================
                                                            ================= =================
 Earnings per share:
   Basic - as reported                                       $          0.05 $            0.04
   Basic - pro forma                                         $          0.02 $            0.02
   Diluted - as reported                                     $          0.05 $            0.04
   Diluted - pro forma                                       $          0.02 $            0.02


In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation significantly changes current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the Interpretation, which are not included exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor's having to make payments under the guarantee is remote. The Company believes provisions of this interpretation will not have a material effect on ZEVEX' future results of operations or financial condition, and does not believe that significant additional disclosures are required.

2.  Bank Line of Credit

In 2002, the Company renewed its line of credit arrangement with a financial institution with availability of $6 million. The line matures on May 28, 2003. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 4.25% at March 31, 2003 and December 31, 2002. The Company's balance on its line of credit was $2,354,395 at March 31, 2003 and $42,957 at December 31, 2002. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of March 31, 2003, the Company was in compliance with these financial covenants. Management expects to renew the existing line of credit upon its expiration.

3. Related Party Transactions

On December 31, 1998, the Company acquired JTech pursuant to a Stock Purchase Agreement among the Company and the four shareholders of JTech (the "JTech Stock Purchase"). Leonard C. Smith, one of the selling JTech shareholders, received $1,311,188 in cash and a convertible debenture in connection with the JTech Stock Purchase. The Company paid $290,000 of the convertible debenture in December 2001, and the remaining principal amount of $1,073,594 (inclusive of the 1999 earn-out provision of $73,594 which was paid on April 2, 2002) was paid on December 31, 2002.

4.   Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the three months ending March 31, 2003, and 2002, the Company did not have any other elements of comprehensive income. Therefore, comprehensive income equaled net income.

5. Inventories

Inventories consist of the following:
                                                           March 31, 2003         December 31, 2002
                                                      -------------------------------------------------

Materials                                                $    3,207,123           $    3,028,782
Work in progress                                                402,918                1,087,474
Finished goods, including completed subassemblies             2,608,839                2,232,600
                                                      -------------------------------------------------
                                                         $    6,218,880           $    6,348,856
                                                      =================================================


6. Net Income Per Common Share

Basic net income per common share is calculated by dividing net income for the period by the weighted-average number of the Company's common shares outstanding.

Diluted net income per common share includes the dilutive effect of options in the weighted-average number of the Company's common shares outstanding as calculated using the treasury stock method.

7. Business Segments

The Company operates in three business segments, Therapeutics, Physical Evaluation, and Applied Technology. The Therapeutics segment includes feeding pumps, disposable sets and feeding tubes used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). The Physical Evaluation segment includes the sale of stand-alone and computerized products that measure isolated muscle strength, joint range of motion and sensation. In the Applied Technology segment the Company provides design and manufacturing services to global medical device leaders who, in turn, sell the Company's components and systems under private labels or incorporate them into their products. The Company evaluates the performance of the segments through gross profit, less selling and marketing expenses, and research and development expenses (or contribution margin). The Company does not allocate general and administrative expenses by segment. General and administrative expenses are included in Corporate and Unallocated amounts indicated below.

For the three months ended March 31, 2003 (in thousands):



                                                                                         Corporate
                                                          Physical        Applied          and
                                        Therapeutics     Evaluation      Technology     Unallocated       Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                $        3,349     $       761       $   2,538       $     --    $    6,648
Cost of sales                                   2,271             280           1,506             --         4,057
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    1,078             481           1,032             --         2,591
Selling and marketing                             551             380             103             --         1,034
Research and development                           66             119              --             --           185
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               461            (18)             929             --         1,372
General and administrative                         --              --              --          1,033         1,033
Other (income)/expenses                            --              --              --             80            80
Provision for income taxes                         --              --              --             82            82
                                                                                                      -------------
                                                                                                      -------------
Net income                                                                                                 $   177
                                                                                                      =============
                                                                                                      =============

Total assets                                $   7,990        $  6,163        $  9,120       $  5,194      $ 28,467
                                       =============== =============== =============== ============== =============


Included in the segment assets disclosed above are accounts receivable, inventories, specifically identified fixed assets and goodwill. Goodwill represents approximately $842,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $4,048,000 in Applied Technology.

For the three months ended March 31, 2002 (in thousands):



                                                                                         Corporate
                                                          Physical        Applied           and
                                        Therapeutics     Evaluation      Technology     Unallocated      Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                   $     2,636    $        882    $      2,578       $     --   $     6,096
Cost of sales                                   1,686             410           1,560             --         3,656
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                      950             472           1,018             --         2,440
Selling and marketing                             509             263              74             15           861
Research and development                           32              36              12             --            80
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               409             173             932           (15)         1,499
General and administrative                         --              --              --          1,285         1,285
Other (income)/expenses                            --              --              --            112           112
Provision for income taxes                         --              --              --           (20)          (20)
                                                                                                      -------------
                                                                                                      -------------
Net loss                                                                                                $      122
                                                                                                      =============
                                                                                                      =============

Total assets                                $   9,036       $   7,941       $   8,597       $  6,362      $ 31,936
                                       =============== =============== =============== ============== =============


Included in the segment assets disclosed above are accounts receivable, inventories, specifically identified fixed assets and goodwill. Goodwill represents approximately $907,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $ 4,048,000 in Applied Technology.

-------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


General

Founded in 1986, ZEVEX(R) International, Inc. ("ZEVEX") through our divisions and subsidiaries, engages in the business of designing, manufacturing, and distributing medical devices. Our Therapeutics division markets award-winning enteral nutrition delivery devices. Our Physical Evaluation division markets industry-leading physical evaluation testing systems. Our Applied Technology division designs and manufactures advanced medical components and systems for other medical technology companies. See Note 1 of the Financial Statements, Description of Organization and Business for more information.


Results of Operations


Revenue was $6,648,184 for the first quarter ended March 31, 2003, compared to $6,095,654 for the prior year, a 9% increase. The increase in revenue over last years first quarter is largely due to a 19% increase in domestic sales of EnteraLite(R) ambulatory enteral nutrition delivery pump and disposable sets products and an increase of over $700,000 in international sales of our enteral pumps, within our Therapeutics division. In addition revenue from engineering services of our Applied Technology division quadrupled over those of the first quarter of 2002. The revenue growth was partially offset by a decline in orders for stationary enteral nutrition delivery pump disposable sets, weaker demand for Physical Evaluation products, and reduced sales of some contract-manufactured products of our Applied Technology division during the quarter.

The percentage of revenue generated from proprietary products by our Therapeutics and Physical Evaluation divisions increased to 62% compared to 58% of from the first quarter of 2002. Sales of our Therapeutics products accounted for approximately 50% of total revenue for the first quarter ended March 31, 2003, compared to 43% for the first quarter ended March 31, 2002. Sales from our Physical Evaluation product line accounted for approximately 11% of total revenue for the first quarter 2003, compared to 14% for the same period 2002. Thirty-eight percent of our revenue during the first quarter 2003 was derived from products manufactured for and sold to our contract manufacturing customers, compared to 42% in the first quarter 2002. This shift in revenue sources from contract manufacturing to proprietary products over the last three years has the benefit of decreasing the percentage of our revenue generated by a small number of major customers. During the first quarter 2003 and 2002, no single customer accounted for over 10% of our revenue.


Our gross profit as a percentage of revenues was approximately 39% for the first quarter of 2003, compared to 40% for the first quarter of 2002. We attribute the slight decrease in gross profit percentage from 2002 to 2003 to the particular product mix delivered during the quarters.


Selling, general and administrative expenses decreased slightly during the first quarter of 2003 to $2,067,120, as compared to $2,146,423 for the first quarter of 2002. Although we have decreased certain general and administrative costs, we continue to invest in building our domestic sales forces for the Physical Evaluation and Therapeutics divisions. Overall, sales and marketing expenses increased to $1,033,663, for the first quarter 2003, from $860,920 for the first quarter 2002.


We combine the resources of our full-time engineers and several other independent contractors to perform research and development projects. We invested $184,773 in the first quarter of 2003, compared to $79,579 in the first quarter of 2002 for research and development of new products. In the first quarter of 2003, research and development costs represented approximately 3% of our revenue, compared to 1% in the first quarter of 2002. We are continuing our efforts to develop and introduce new proprietary products and are currently planning new product introductions during the fiscal year. Additionally, we are investing in developing proprietary component technologies for our contract manufacturing business. We expect research and development costs to be approximately 3% of revenue during 2003.

Operating income increased 59% to $339,200, 5% of revenue in the first quarter of 2003, compared to $213,651, 4% of revenue in the first quarter of 2002. Net income increased 45% to $177,436, 3% of revenue in the first quarter of 2003, compared to a net income of $122,376, 2% of revenue in the first quarter of 2002. The increase in net income during 2003, as compared to 2002, is due to increased gross profit from sales growth, the decrease in general and administrative expenses, and a reduction in interest expense from $150,638 to $85,071, due to decreased debt and lower interest rates. For comparison purposes, the 2002 net income figure includes a tax benefit as described below.


Depreciation and amortization expenses increased to $403,107 in the first quarter 2003 from $396,367 in the first quarter 2002.


We had income tax expense of $81,921 in the first quarter of 2003 compared to an income tax benefit of $20,680 for the first quarter of 2002. The increase in tax expense from 2003 from 2002 is primarily due to the tax benefit derived from a capital loss in 2002, which, for the State of Utah, was treated as a net operating loss carryback for income tax purposes and resulted in a refund recognized in the first quarter of 2002 as well as increased taxable income.

As of March 31, 2003, our backlog of customer orders was $3,319,000, as compared to $4,089,000 on March 31, 2002. We estimate that approximately 80% of the backlog will be shipped before December 31, 2003. Our backlog is for contract manufacturing only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by its customers.


Liquidity and Capital Resources


Our primary sources of liquidity have consisted of cash flow from operations, borrowings under its revolving line of credit and other financial arrangements described below. In prior years, we also has increased working capital through the issuance of stock, and may do so in the future.


Cash flows provided from operating activities for the first quarter of 2003 were $266,424 compared to cash flows provided from operating activities for the first quarter of 2002 of $1,248,685. In the first quarter of 2003, cash provided by operating activities was primarily associated with an increase in net income and our continued reduction in inventories. In the first quarter of 2002, cash provided by operating activities was primarily associated with reduction of accounts receivable due to improved collection procedures, reduction in inventories as we continued to stream-line our purchasing and manufacturing process, and income tax refunds related to capital loss carrybacks, partially offset by a reduction of accounts payable.

Our working capital at March 31, 2003 was $6,370,351, compared to $6,726,487 at March 31, 2002. The decrease in working capital was primarily due to the reduction of inventories, deferred income taxes, and income taxes receivable, the cash flow of which was used for debt reduction. The portion of working capital represented by cash at such dates was $0 and $1,248,780 respectively. The ratio of current assets to current liabilities increased to 2.18 at March 31, 2003, from 1.92 at March 31, 2002.

We have a $6,000,000 open line of credit arrangement with a financial institution. The line matures on May 28, 2003. The line of credit is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate. We owed $2,354,395 on the line of credit at March 31, 2003 and $42,957 at December 31, 2002. Management expects to renew the existing line of credit upon its expiration.

On March 15, 2001, we entered into a Secured Financing Agreement with a bank for the amount of $1,500,000. The agreement was secured by our existing base of enteral feeding pumps, which were purchased from Nestle and are now manufactured by us. The proceeds from the agreement were used to reduce our line of credit balance. The agreement had a 36-month term, is due on February 15, 2004, and bears interest at a rate of 8.24%. We paid off the financing agreement in March 2003, primarily using proceeds from our line of credit in the amount of $589,998.

On April 18, 2001, we entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by our manufacturing facility. The proceeds from the Promissory Note were used to reduce our line of credit balance. The note is due on May 15, 2003, is amortized over a fifteen-year term, and bears interest at the financial institution's prime rate, currently 4.25%. We owed $911,369 on the Term Loan Agreement at March 31, 2003. It is anticipated that, upon maturity we will be able to refinance the Term Loan Agreement under terms similar to the existing terms.

In 1997, we completed construction of our new 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was approximately $2,591,177. In 1996, we negotiated a $2.0 million Industrial Development Bond ("IDB") to finance this construction. As of March 31, 2003, the remaining principal balance on the IBD was $1,500,000. During the first three months of 2003, the interest paid monthly ranged from 1.23% to 1.38% (APR).

In conjunction with certain 1998 business acquisitions, issued convertible debentures in the aggregate amount of $5,447,188. The final principal payments on the debentures were maid in January 2003 for $788,970 and March 2003 for $950,000.


Purchases of leasehold improvements to our facilities, and new engineering, production and testing equipment, and tooling totaled $87,269 for the first three months of 2003, compared to $91,240 for the first three months of 2002. We expects to spend approximately $300,000 during the remainder of 2003 for additional manufacturing equipment and software, for normal replacement of aging equipment, and manufacturing tooling related to its proprietary products.


Our expected principal liquidity requirements are working capital, investments in capital expenditures, and debt reduction. We believe our sources of liquidity are sufficient for operations during the coming twelve months with our projected cash flows from operations and if necessary, the availability of funds under our revolving line of credit.


Critical Accounting Policies and Estimates

In response to the SEC's Release numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements and included in the Annual Report of ZEVEX on Form 10-K for the year ended December 31, 2002.

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


Allowance for Doubtful Accounts

As a general policy, collateral is not required for accounts receivable; however, we periodically monitor the need for an allowance for doubtful accounts based upon expected collections of accounts receivable and specific identification of uncollectible accounts. Additionally, customers' financial condition and credit worthiness are regularly evaluated. Historically losses on collections have not been material. As of March 31, 2003, we have recorded an allowance for bad debts of $200,000, approximately 4% of accounts receivable.

Product and Inventory Obsolescence


Rapid change and technological innovation characterize the marketplace for medical products. As a result, we are subject to the risk of product and inventory obsolescence, whether from prolonged development or government approval cycles or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen. Inventories are stated at the lower of cost or market; cost is determined using the standard cost method. As of March 31, 2003, we have recorded an obsolescence reserve in the amount of $254,000, which is approximately 4% of inventories.


Sales Returns and Warranty


We record a provision for estimated sales returns and allowances and warranty reserve on products we have sold. These estimates are based on historical sales returns and warranty expenses and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns and warranty expenses, revenue could be overstated and expenses could be understated. We have recorded a sales return and warranty expense allowance in the amount of $85,000 as of March 31, 2003.


Revenue Recognition

ZEVEX recognizes revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made and collectibility is reasonably assured. Shipping and handling costs are expensed as incurred and are included in cost of sales.


Contracts to perform engineering design and product development services are generally performed on a time-and-materials basis. Revenue and expenses are recognized as costs are incurred.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, in October 1997. SOP 97-2, provides authoritative guidance on software revenue recognition, applies to all entities that earn revenue from licensing, selling or otherwise marketing software. Our Physical Evaluation product line derives a portion of its revenue from software products that include post-contract customer support. We have recorded deferred revenue in the amount of $25,000 for such post-contract customer support as of March 31, 2003.


Impairment


We have made acquisitions in the past that included a significant amount of fixed assets, goodwill, and other intangible assets. The cost of the acquired companies was allocated first to identifiable assets based on estimated fair values. Intangible assets consist of goodwill, contracts, patents, and licenses.

Effective in 2002, goodwill is no longer amortized but is subject to an annual (or, under certain circumstances, more frequent) impairment test, based on a comparison of the carrying value of the goodwill and the fair value of the respective business unit. Other intangible assets will generally continue to be amortized over their useful lives and also will be subject to an impairment test. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future.

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

When we determine that one or more of the above indicators of impairment exist, we evaluate the carrying amounts of the affected assets. The evaluation, which involves significant management judgment, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense, so that the carrying amount is equal to fair value, primarily based on future discounted cash flows, using a discount rate determined by management to be commensurate with the risk inherent in our current business model.

Net intangible assets and goodwill amounted to approximately $10.5 million as of March 31, 2003. Net fixed assets amounted to approximately $6.2 million as of March 31, 2003.

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


New Accounting Pronouncements

In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and was effective for ZEVEX on January 1, 2003. The adoption of this statement did not have a material impact on the consolidated financial position or consolidated results of operations of ZEVEX.

In November of 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This issue addresses certain aspects of accounting for arrangements whereby a vendor performs multiple revenue-generating activities. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. ZEVEX plans to adopt EITF No. 00-21 in the third quarter which begins on July 1, 2003. ZEVEX believes that the effect of EITF No. 00-21 on ZEVEX' results of operations, financial position or liquidity will not be material because ZEVEX currently has few multiple deliverable revenue arrangements.

In December of 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 31, 2002. The disclosure provisions of SFAS No. 148 have been adopted by ZEVEX. SFAS No. 148 did not require ZEVEX to change to the fair value based method of accounting for stock-based compensation. ZEVEX has elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25, to account for employee stock options. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Had compensation expense for options under our two stock-based compensation plans, which are not subject to variable plan accounting, been determined based on the fair value of the option at the grant dates for awards under those plans consistent with SFAS No. 123, ZEVEX' net income and earnings per share would have been adjusted to the pro forma amounts for the quarter ended March 31 as indicated below:



                                                             March 31, 2003    March 31, 2002
                                                            ----------------- -----------------
Net income as reported                                       $      177,436    $      122,376
   Less: Stock compensation  expense determined under fair
     value method, net of related tax effects                        98,635
                                                                                   58,889
                                                            ----------------- -----------------
                                                            ----------------- -----------------
Pro forma net income                                         $       78,801    $       63,487
                                                            ================= =================
                                                            ================= =================
 Earnings per share:
   Basic - as reported                                       $          0.05 $            0.04
   Basic - pro forma                                         $          0.02 $            0.02
   Diluted - as reported                                     $          0.05 $            0.04
   Diluted - pro forma                                       $          0.02 $            0.02



In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation significantly changes current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the Interpretation, which are not included exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor's having to make payments under the guarantee is remote. We believe provisions of this interpretation will not have a material effect on our future results of operations or financial condition, and do not believe that significant additional disclosures are required.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995


When used in this report, the words such as "estimate," "believe," "project," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements, which include ZEVEX' statements about the level of anticipated expenses during 2003 and its liquidity position are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and ZEVEX disclaims any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by management of ZEVEX, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause ZEVEX not to achieve the benefits contemplated herein, or otherwise cause ZEVEX' results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants;
(ii) unanticipated costs related to ZEVEX' growth and operating strategies;
(iii) loss or retirement of key members of management; (iv) increase in interest rates of ZEVEX' cost of borrowing, or a default under any material debt agreement; (v) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (vi) loss of customers; (vii) inability to achieve future sales; (viii) the unavailability of sufficient funds for operations or capital expenditures; and (ix) inability to introduce new products as planned. Many of such factors are beyond the control of ZEVEX. Please refer to ZEVEX' SEC Form 10-K for its fiscal year ended December 31, 2002 for additional cautionary statements.

-------------------------------------------------------------------------------

                 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK
-------------------------------------------------------------------------------

No significant changes in market risk have occurred since December 31, 2002. Please refer to ZEVEX' SEC Form 10-K for its fiscal year ended December 31, 2002 for additional discussions on market risks.

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

Additionally, since the date of our last evaluation of our internal controls (the controls and procedures designed to permit the preparation of our financial statements in conformity with generally accepted accounting principles), there have been no significant changes in such controls or, to our knowledge, in other factors that could significantly affect those controls.


                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                    Location if other
          No.     Title of Document                 than attached hereto
         ------   -----------------                 --------------------

         3.01*    Certificate of Incorporation      Amendment No. 1 to Form S-1,
                                                    filed October 24, 1997

         3.02*    Amended Bylaws                    March 31, 2002 Form 10-Q
                                                    filed May 10, 2002

         99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
                  This document is being furnished
                  in accordance with SEC Release Nos. 33-8212 and 34-47551.

         99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
                  This document is being furnished
                  in accordance with SEC Release Nos. 33-8212 and 34-47551.


         (b)      Reports on Form 8-K

                  Item(s)  Reported                            Date Filed

         1.       Item 9 - Regulation FD Disclosure
                       Certification Pursuant to
                  18 U.S.C. Section 1350                 March 27, 2003 Form 8-K



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

ZEVEX INTERNATIONAL, INC.

Dated:  May 12, 2003
                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

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

Dated:  May 12, 2003
                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

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

Dated:  May 12, 2003
                                     By   /s/ Phillip L. McStotts
                                       ------------------------------
                                        Phillip L. McStotts, Secretary
                                        (Principal Financial Officer)

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, David J. McNally, certify to the best of my knowledge and belief, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of ZEVEX International, Inc. (the "Company") on Form 10-Q for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission on May 13, 2003 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents in all material respects the financial condition and results of operations of the Company.

/s/ David J. McNally

David J. McNally
Chief Executive Officer
May 12, 2003

Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Phillip L. McStotts, certify to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of ZEVEX International, Inc. (the "Company") on Form 10-Q for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission on May 13, 2003 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents in all material respects the financial condition and results of operations of the Company.

/s/ Phillip L. McStotts

Phillip L. McStotts
Chief Financial Officer
May 12, 2003