Form 10-Q
period 2003-06-30
ZEVEX INTERNATIONAL INC
filed 2003-08-01
CIK 827056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from .................to.................

                         Commission file number 001-1296

                            ZEVEX INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)

          DELAWARE                                      87-0462807
(State or other jurisdictionof                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 30, 2003, the Company had outstanding 3,400,964 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. ("ZEVEX" or Company) files herewith balance sheets of ZEVEX as of June 30, 2003, and December 31, 2002, and the related statements of operations and cash flows for the respective three month and six month periods ended June 30, 2003 and 2002. In the opinion of ZEVEX' management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of ZEVEX for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of ZEVEX and the notes thereto included in the Annual Report of ZEVEX on Form 10-K for the year ended December 31, 2002.

                                                     ZEVEX INTERNATIONAL, INC.
                                                    CONSOLIDATED BALANCE SHEETS


                                                                                                  June 30,             December 31,
                                                                                                   2003                   2002
                                     ASSETS                                                    (unaudited)
                                                                                         -------------------------------------------

Current assets
     Cash                                                                                            $ 580,752                   $ -
     Designated cash for sinking fund payment on industrial
        development bond                                                                                44,949                93,785
     Accounts receivable, net of allowance for doubtful
        accounts of $200,000, in 2003 and 2002                                                       4,903,788             4,522,785
     Inventories                                                                                     5,635,176             6,348,856
     Deferred income taxes                                                                             348,139               348,506
     Income taxes receivable                                                                           130,388               283,522
     Prepaid expenses and other current assets                                                          91,205               184,492
     Total current assets                                                                           11,734,397            11,781,946

     Property and equipment, net                                                                     5,983,393             6,498,957
     Patents, trademarks and acquisition costs, net                                                    382,438               364,640
     Goodwill, net                                                                                  10,089,035            10,089,035
     Other assets                                                                                       39,541                63,658
     Total assets                                                                                 $ 28,228,804          $ 28,798,236

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                              $ 1,177,874           $ 1,572,313
     Other accrued liabilities                                                                         649,326               585,765
     Bank line of credit                                                                             2,374,255                42,957
     Current portion of industrial development bond                                                    100,000               100,000
     Payable related to product line acquisition and
        convertible debt, short-term                                                                         -             1,738,970
     Current portion of other long-term debt                                                            49,078             1,461,640
     Current portion of capital leases                                                                 173,170               177,801
     Total current liabilities                                                                       4,523,703             5,679,446

     Deferred income taxes                                                                             171,712               258,193
     Industrial development bond                                                                     1,300,000             1,400,000
     Other long-term debt                                                                              845,166               139,586
     Capital lease obligations                                                                          40,833               122,950

Stockholders' equity
     Common stock; $.001 par value, 10,000,000
        authorized shares, 3,440,197 issued, and 3,400,964
        outstanding, at June 30, 2003 and December 31, 2002                                              3,440                 3,440
     Additional paid in capital                                                                     16,290,452            16,290,452
     Treasury stock, 39,233 shares (at cost) at June 30, 2003
        and December 31, 2002                                                                          (89,422)             (89,422)
     Retained earnings                                                                               5,142,920             4,993,591
     Total stockholders' equity                                                                     21,347,390            21,198,061
     Total liabilities and stockholders' equity                                                   $ 28,228,804          $ 28,798,236

                            ZEVEX INTERNATIONAL, INC.
                         CONSOLIDATED INCOME STATEMENTS


                                                             Three months ended                   Six months ended
                                                         June 30,                            June 30,
                                                           2003              2002              2003              2002
                                                       (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                                     ----------------------------------------------------- -----------------
                                                     ----------------------------------------------------- -----------------
Revenue:
     Product sales                                      $ 6,215,092       $ 5,500,621      $ 12,039,787     $ 11,428,5527
     Engineering services                                   614,701           303,820         1,438,190           471,543
     Total revenue                                        6,829,793         5,804,441        13,477,977        11,900,095

     Cost of sales                                         4,327,034         3,461,874         8,384,125         7,117,875
Gross profit                                               2,502,759         2,342,567         5,093,852         4,782,220

Operating expenses:
     General and administrative                               935,412         1,288,549         1,968,869         2,574,052
     Selling and marketing                                  1,167,120           886,173         2,200,783         1,747,093
     Research and development                                 345,554            48,837           530,327           128,416
Total operating expenses                                    2,448,086         2,223,559         4,699,979         4,449,561

Operating income                                               54,673           119,008           393,873           332,659

Other income (expense):
     Interest and other income                                  1,018            12,585             6,246            13,189
     Interest expense                                         (98,699)         (155,970)         (183,770)         (306,608)
     Gain on sale of marketable securities                         -                 -                 -             38,079
(Loss) income before income taxes                             (43,008)          (24,377)          216,349            77,319

Benefit (provision)for income taxes                           14,901            29,161            (67,020)           49,841

Net (loss) income                                           $ (28,107)         $ 4,784         $ 149,329          $ 127,160


Basic net (loss) income per share                             $ (0.01)          $ 0.00            $ 0.04             $ 0.04

Weighted average shares outstanding                         3,400,964         3,415,197         3,400,964         3,415,197

Diluted net (loss) income per share                           $ (0.01)          $ 0.00            $ 0.04             $ 0.04

Diluted weighted average shares outstanding                3,400,964         3,420,105         3,422,366          3,419,820

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six months ended
                                                                                   June 30,
                                                                                     2003                   2002
                                                                                  (unaudited)           (unaudited)
                                                                             ----------------------  -------------------
                                                                             ----------------------  -------------------
Cash flows from operating activities
Net income                                                                               $ 149,329            $ 127,160
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
     Depreciation and amortization                                                         808,159              797,797
     Deferred income taxes                                                                 (86,114)             237,853
     Realized gain on marketable securities                                                      -              (38,079)
     Changes in operating assets and liabilities
        Designated cash for sinking fund payment
           on industrial development bond                                                   48,836               57,624
        Accounts receivable                                                               (381,003)           1,663,023
        Inventories                                                                        713,680              800,343
        Prepaid expenses and other assets                                                  117,404             (169,645)
        Accounts payable                                                                  (394,439)            (810,088)
        Accrued and other liabilities                                                       63,561               49,454
        Income taxes receivable/payable                                                   153,134               32,963

Net cash provided by operating activities                                                1,192,547            2,748,405

Cash flows from investing activities
Purchase of property and equipment                                                        (275,348)            (242,145)
Additions of patents and trademarks                                                        (35,045)                   -
Redemption of available-for-sale marketable securities                                          -              225,797

Net cash used in investing activities                                                     (310,393)             (16,348)

Cash flows from financing activities
Principal payments on capital lease and long-term debt                                    (793,730)            (337,346)
Payments on business and product line acquisition debt                                  (1,738,970)            (410,188)
Payments on industrial development bond                                                   (100,000)            (100,000)
Net proceeds from (payments on) bank line of credit                                     2,331,298            (1,643,816)

Net cash used in financing activities                                                     (301,402)          (2,491,350)

Net increase in cash and cash equivalents                                                  580,752              240,707

Cash and cash equivalents at beginning of period                                                -             1,028,086

Cash and cash equivalents at end of period                                               $ 580,752          $ 1,268,793

                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003


1. Description of Organization and Business and Summary of Significant Accounting Policies


Description of Organization and Business


Founded in 1986, ZEVEX(R) International, Inc. ("ZEVEX" or "the Company") through its divisions and subsidiaries, engages in the business of designing, manufacturing, and distributing medical devices. The Company's Therapeutics division markets award-winning enteral nutrition delivery devices. The Company's Physical Evaluation division markets industry-leading physical evaluation testing systems. The Company's Applied Technology division designs and manufactures advanced medical components and systems for other medical technology companies.


Principles of Consolidation

The consolidated financial statements include the accounts of ZEVEX International, Inc. and its wholly owned operating subsidiaries: ZEVEX, Inc. and JTech Medical Industries, Inc. (JTech). For additional information regarding the Company, refer to its 2002 Annual Report on SEC Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information along with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 2002 Annual Report on SEC Form 10-K.


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


Had compensation expense for options under the Company's two stock-based compensation plans been determined based on the fair value of the option at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts for the three months and six months ended June 30 as indicated below:

                                                            Three months ended               Six months ended
                                                      ------------------------------- --------------------------------
                                                      June 30, 2003   June 30, 2002    June 30, 2003   June 30, 2002
                                                      --------------- --------------- ---------------- ---------------
Net (loss) income as reported                         $      (28,107)  $        4,784  $      149,329   $      127,160
    Less:  Stock   compensation   expense  determined
     under the fair  value  method,  net of  related
     tax effects                                               83,844          63,487         182,479          122,326
                                                      --------------- --------------- ---------------- ---------------
                                                      --------------- --------------- ---------------- ---------------
Pro forma net (loss) income                           $    (111,951)   $     (58,703)  $     (33,150)   $        4,834
                                                      =============== =============== ================ ===============
                                                      =============== =============== ================ ===============
 (Loss) earnings per share:
   Basic - as reported                                $        (.01)   $         .00   $         .04    $          .04
   Basic - pro forma                                  $        (.03)   $        (.02)  $        (.01)   $          .00
   Diluted - as reported                              $        (.01)   $         .00   $         .04    $          .04
   Diluted - pro forma                                $        (.03)   $        (.02)  $        (.01)   $          .00


In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation significantly changes current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the Interpretation, which are not included exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor's having to make payments under the guarantee is remote. Management believes provisions of this interpretation will not have a material effect on the Company's future results of operations or financial condition, and does not believe that significant additional disclosures are required.

2.  Debt


In 2003, the Company renewed its line of credit arrangement with a financial institution. The line of credit, which has a $6 million limit, matures on May 29, 2004. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 4.00% at June 30, 2003 and 4.25% at December 31, 2002. The Company's balance on its line of credit was $2,374,255 at June 30, 2003 and $42,957 at December 31, 2002. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of June 30, 2003, the Company was in compliance with these financial covenants.


On April 18, 2001, we entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by the Company's manufacturing facility. The proceeds from the Promissory Note were used to reduce the balance on the Company's line of credit. The note was due on May 15, 2003. The Term Loan Agreement was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The Company owed $894,244 on the Term Loan Agreement at June 30, 2003.



3.  Related Party Transactions

On December 31, 1998, the Company acquired JTech pursuant to a Stock Purchase Agreement among the Company and the four shareholders of JTech (the "JTech Stock Purchase"). Leonard C. Smith, one of the selling JTech shareholders, received $1,311,188 in cash and a convertible debenture in connection with the JTech Stock Purchase. The Company paid $290,000 of the convertible debenture in December 2001. The remaining amount of $1,073,594 (inclusive of the 1999 earn-out provision of $73,594 which was paid on April 2, 2002) was paid on December 31, 2002.

4.   Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the three and six months ending June 30, 2003, and 2002, the Company did not have any additional elements of comprehensive income. Therefore, comprehensive income equaled net income.

5. Inventories

Inventories consist of the following:

                                                           June 30, 2003          December 31, 2002
                                                      -------------------------------------------------
Materials                                                $    2,846,980           $    3,028,782
Work in progress                                                415,306                1,087,474
Finished goods, including completed subassemblies             2,372,890                2,232,600
                                                      -------------------------------------------------
                                                         $    5,635,176           $    6,348,856
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

7. Business Segments


The Company operates in three business segments: Therapeutics, Physical Evaluation, and Applied Technology. The Therapeutics segment includes the manufacture and sale of feeding pumps, disposable sets and feeding tubes used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). The Physical Evaluation segment includes the manufacture and sale of stand-alone and computerized products that measure isolated muscle strength, joint range of motion and sensation. In the Applied Technology segment, the Company provides design and manufacturing services to medical device companies who, in turn, sell the Company's components and systems under private labels or incorporate them into their products. The Company evaluates the performance of the segments through gross profit, less selling and marketing expenses, and research and development expenses (or contribution margin). The Company does not allocate general and administrative expenses by segment. General and administrative expenses are included in Corporate and Unallocated amounts indicated below.


For the three months ended June 30, 2003 (in thousands):

                                                                                        Corporate
                                                          Physical        Applied          and
                                        Therapeutics     Evaluation      Technology     Unallocated        Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                $        3,532     $       846       $   2,452       $     --    $    6,830
Cost of sales                                   2,257             471           1,599             --         4,327
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    1,275             375             853             --         2,503
Selling and marketing                             666             396             105             --         1,167
Research and development                          139             206               1             --           346
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               470           (227)             747             --           990
General and administrative                         --              --              --            935           935
Other (income)/expenses                            --              --              --             98            98
Benefit for income taxes                           --              --              --           (15)          (15)
                                                                                                      -------------
                                                                                                      -------------
Net loss                                                                                                  $   (28)
                                                                                                      =============
                                                                                                      =============

Total assets                                $   2,830        $  5,199        $  4,048      $  16,152      $ 28,229
                                       =============== =============== =============== ============== =============


The Company changed its methodology during the second quarter of 2003 to better reflect its manufacturing overhead costs by business segment. The impact of this methodology change on the gross profit of each segment for the second quarter was: an increase in Therapeutics by approximately $116,000, a decrease in Physical Evaluation by approximately $196,000, and an increase in Applied Technology by approximately $80,000. Gross profit by segment for previous periods has not been adjusted for this change in methodology.

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Prior to this quarter, the Company also included accounts receivable and inventory in segment assets. However, due to changes in the accumulation of the Company's financial information, accounts receivable and inventory is no longer tracked separately by segment. Company has restated all periods to conform to this presentation. All assets other than specifically identified fixed assets and goodwill are included in Corporate and Unallocated. The only specifically identified assets include nutritional pumps, which are included in the Therapeutics segment. All other fixed assets are used jointly by the segments. Goodwill represents approximately $842,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $4,048,000 in Applied Technology.

For the three months ended June 30, 2002 (in thousands):

                                                                                         Corporate
                                                          Physical        Applied          and
                                        Therapeutics     Evaluation      Technology     Unallocated          Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   2,927         $   881       $   1,996       $     --      $  5,804
Cost of sales                                   1,772             287           1,403             --         3,461
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    1,155             594             593             --         2,343
Selling and marketing                             523             287              61             14           886
Research and development                            6              38               5             --            49
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               626             268             527           (14)         1,408
General and administrative                         --              --              --          1,289         1,289
Other (income)/expenses                            --              --              --            143           143
Provision for income taxes                         --              --              --           (29)          (29)
                                                                                                      -------------
                                                                                                      -------------
Net income                                                                                               $       5
                                                                                                      =============
                                                                                                      =============

Total assets                                $   3,613       $   5,199       $   4,048      $  17,624      $ 30,484
                                       =============== =============== =============== ============== =============


Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $907,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $4,048,000 in Applied Technology.

For the six months ended June 30, 2003 (in thousands):

                                                                                         Corporate
                                                          Physical        Applied           and
                                        Therapeutics     Evaluation      Technology     Unallocated         Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   6,881       $   1,607       $   4,990       $     --      $ 13,478
Cost of sales                                   4,528             751           3,105             --         8,384
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    2,353             856           1,885             --         5,094
Selling and marketing                           1,217             776             208             --         2,201
Research and development                          205             324               1             --           530
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               931           (244)           1,676             --         2,363
General and administrative                         --              --              --          1,969         1,969
Other (income)/expenses                            --              --              --            178           178
Provision for income taxes                         --              --              --             67            67
                                                                                                      -------------
                                                                                                      -------------
Net income                                                                                                 $   149
                                                                                                      =============
                                                                                                      =============

Total assets                                $   2,830        $  5,199        $  4,048      $  16,152      $ 28,229
                                       =============== =============== =============== ============== =============


Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $842,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $4,048,000 in Applied Technology.

For the six months ended June 30, 2002 (in thousands):

                                                                                       Corporate
                                                          Physical        Applied         and
                                        Therapeutics     Evaluation      Technology    Unallocated         Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   5,562       $   1,763       $   4,575       $     --      $ 11,900
Cost of sales                                   3,458             696           2,964             --         7,118
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    2,104           1,067           1,611             --         4,782
Selling and marketing                           1,032             551             135             29         1,747
Research and development                           38              74              16             --           128
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                             1,034             442           1,460           (29)         2,907
General and administrative                         --              --              --          2,574         2,574
Other (income)/expenses                            --              --              --            255           255
Provision for income taxes                         --              --              --           (49)          (49)
                                                                                                      -------------
                                                                                                      -------------
Net loss                                                                                                  $    127
                                                                                                      =============
                                                                                                      =============

Total assets                                $   3,613       $   5,199       $   4,048      $  17,624      $ 30,484
                                       =============== =============== =============== ============== =============


Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $907,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $ 4,048,000 in Applied Technology.

-------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

General

Through our divisions and subsidiaries, we engage in the business of designing, manufacturing, and distributing medical devices. Our Therapeutics division markets award-winning enteral nutrition delivery devices. Our Physical Evaluation division markets industry-leading physical evaluation testing systems. Our Applied Technology division designs and manufactures advanced medical components and systems for other medical technology companies.

Results of Operations

Revenue was $6,829,793 for the second quarter ended June 30, 2003, compared to $5,804,441 for the second quarter of the prior year, an 18% increase. The increase in revenue over last year's second quarter is largely due to a 15% increase in domestic sales of EnteraLite(R) ambulatory enteral nutrition delivery pump and disposable set products and an increase of over $600,000 in international sales of our enteral pumps, within our Therapeutics division. In addition, revenue from our Applied Technology division's engineering services increased over 100% and sales of contract-manufactured products increased 8% during the quarter from those of the second quarter of 2002. This revenue growth was partially offset by a decline in orders for stationary enteral nutrition delivery pump disposable sets.

Revenue was $13,477,977 for the first six months of 2003, compared to $11,900,095 for the same period of the prior year, a 13% increase. The increase in revenue over the first six months of 2002 is largely due to a 17% increase in domestic sales of EnteraLite(R) ambulatory enteral nutrition delivery pump and disposable set products and an increase of over $1,300,000 in international sales of our enteral pumps, within our Therapeutics division. In addition, in our Applied Technology division revenue from engineering services increased over 200%. This revenue growth was partially offset by a decline in orders for stationary enteral nutrition delivery pump disposable sets, weaker demand for Physical Evaluation products, and reduced sales of some contract-manufactured products in our Applied Technology division during the first six months of 2003.

The percentage of revenue generated from proprietary products by our Therapeutics and Physical Evaluation divisions decreased to 64%, compared to 66% for the second quarter of 2002, and increased to 63% for the first six months of 2003, compared to 62% for the first six months of 2002. Sales of Therapeutics products accounted for approximately 52% of total revenue for the second quarter ended June 30, 2003, compared to 50% for the second quarter ended June 30, 2002, and 51% for the first six months of 2003, compared to 47% for the first six months of 2002. Sales from our Physical Evaluation product line accounted for approximately 12% of total revenue for the second quarter of 2003, and for the first six months of 2003, compared to 15% for the same periods in 2002. Thirty-six percent of our revenue during the second quarter of 2003 was derived from products manufactured for and sold to our contract manufacturing customers, compared to 35% in the second quarter of 2002, and 37% for the first six months of 2003, compared to 38% for the first six months of 2002. During the second quarters of 2003 and 2002, and the first six months of 2003 and 2002, no single customer accounted for over 10% of our revenue.

Our gross profit as a percentage of revenue was approximately 37% for the second quarter of 2003, compared to 40% for the second quarter of 2002. Gross profit for the six months ended June 30, 2003 was approximately 38%, compared to 40% for the same six month period of 2002. We attribute the decrease in gross profit percentage from 2002 to 2003 to the product mix delivered during the quarters (such as an increase in relatively low-margin engineering services) and our temporary product discount programs that we initiated during the second quarter to stimulate sales.

Selling, general and administrative expenses remained relatively constant during the second quarter of 2003 at $2,102,532, as compared to $2,174,722 for the second quarter of 2002, and decreased slightly for the first six months of 2003 to $4,169,652, compared to $4,321,145 for the same period of 2002. Although we have decreased certain general and administrative costs, we continue to invest in building our domestic sales forces for the Physical Evaluation and Therapeutics divisions. Overall, sales and marketing expenses increased to $1,167,120, for the second quarter of 2003, from $886,173 for the second quarter of 2002, and $2,200,783 for the first six months of 2003, compared to $1,747,093 for the first six months of 2002.

We combine the resources of our full-time engineers and several other independent contractors to perform research and development projects. We invested $345,554 in the second quarter of 2003, compared to $48,837 in the second quarter of 2002 for research and development of new proprietary products. For the six months ended June 30, 2003, we invested $530,327 in research and development, compared to $128,416 for the six months ended June 30, 2002. In the first six months of 2003, research and development costs represented approximately 4% of our revenue, compared to 1% in the first six months of 2002. We are continuing our efforts to develop and introduce new proprietary products and are currently planning new product introductions during the fiscal year. Additionally, we are investing in developing proprietary component technologies for our contract manufacturing business. We expect research and development costs to continue at the present level in the third quarter and decline significantly in the fourth quarter, with such costs representing approximately 3% of revenue for all of 2003.

Operating income decreased to $54,673, 1% of revenue in the second quarter of 2003, compared to $119,008, 2% of revenue in the second quarter of 2002, and increased to $393,873, or 3% of revenue in the first six months of 2003, compared to $332,659, 3% of revenue in the first six months of 2002. During the second quarter of 2003 we had a net loss of $28,107, compared to net income of $4,784, 0.1% of revenue in the second quarter of 2002. During the first six months of 2003 we had net income of $149,329, or 1% of revenue, up from $127,160, 1% of revenue in the first six months of 2002. We attribute the decrease in net income during the second quarter of 2003, as compared to 2002, largely to an increase in selling and marketing expenses and research and development cost, offset by sales growth, a decrease in general and administrative expense, and a reduction in interest expense from $155,970 to $98,699 due to decreased debt and lower interest rates. For comparison purposes, the 2002 net income figure also includes a tax benefit as described below. The increase in net income during the first six months of 2003, as compared to 2002 is due to increased gross profit from sales growth, a decrease in general and administrative expenses, and a reduction in interest expenses from $306,608 to $183,770. These improvements were offset by an increase in selling and marketing expenses and research and development costs. For comparison purposes, the 2002 net income figure for the first six months also includes a tax benefit as described below.


Depreciation and amortization expenses increased to $405,052 in the second quarter 2003 from $401,430 in the second quarter 2002, and to $808,159 for the first six months of 2003, from $797,797 for the first six months of 2003.


We had an income tax benefit of $14,901 in the second quarter of 2003 compared to an income tax benefit of $29,161 for the second quarter of 2002 and income tax expense of $67,020 for the first six months of 2003 compared to an income tax benefit of $49,841 for the first six months of 2002. The increase in income tax expense for the first six months of 2003 compared to the first six months of 2002 is primarily due to the tax benefit derived from a capital loss in 2002, which, for the State of Utah, was treated as a net operating loss carryback/carryforward for income tax purposes. The loss carryback resulted in a refund recognized in the first quarter of 2002.

As of June 30, 2003, our backlog of customer orders was $5,046,000, as compared to $3,716,000 on June 30, 2002. We estimate that approximately 80% of the backlog will be shipped before December 31, 2003. Our backlog is for contract manufacturing only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by customers.

Liquidity and Capital Resources

Our primary sources of liquidity have consisted of cash flow from operations, borrowings under our revolving line of credit and other financial arrangements described below. In prior years, we also have increased working capital through the issuance of stock and we may do so in the future.

Cash flows provided from operating activities for the first six months of 2003 were $1,192,547 compared to $2,748,405 for the first six months of 2002. In the first six months of 2003, cash provided by operating activities was primarily associated with an increase in net income and our continued reduction in inventories. In the first six months of 2002, cash provided by operating activities was primarily associated with reduction of accounts receivable due to improved collection procedures, reduction in inventories as we continued to stream-line our purchasing and manufacturing processes, and income tax refunds related to capital loss carrybacks, partially offset by a reduction of accounts payable.

Our working capital at June 30, 2003 was $7,210,694, compared to $5,740,690 at June 30, 2002. This increase in working capital was primarily due to the renegotiation of the due date and terms of our Term Loan Agreement described below. The portion of working capital represented by cash at such dates was $580,752 and $1,268,793 respectively. The ratio of current assets to current liabilities increased to 2.59 at June 30, 2003, from 1.81 at June 30, 2002.

We have a $6,000,000 open line of credit arrangement with a financial institution. The line matures on May 29, 2004. The line of credit is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate. We owed $2,374,255 on the line of credit at June 30, 2003 and $42,957 at December 31, 2002.

On March 15, 2001, we entered into a Secured Financing Agreement with a bank for the amount of $1,500,000. The agreement was secured by our existing base of enteral feeding pumps. The proceeds from the agreement were used to reduce the balance on our line of credit. The agreement had a 36-month term, was due on February 15, 2004, and carried interest at a rate of 8.24%. We paid off the financing agreement in March 2003, primarily using proceeds from our line of credit in the amount of $589,998.

On April 18, 2001, we entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by our manufacturing facility. The proceeds from the Promissory Note were used to reduce the balance on our line of credit. The note was due on May 15, 2003. The Term Loan Agreement was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term at an interest rate of 5.4%. We owed $894,244 on the Term Loan Agreement at June 30, 2003.

In 1997, we completed construction of our new 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was $2,591,177. In 1996, we negotiated a $2.0 million Industrial Development Bond ("IDB") to finance this construction. As of June 30, 2003, the remaining principal balance on the IBD was $1,400,000. During the first six months of 2003, the interest paid monthly ranged from 1.22% to 1.58% (APR).

In conjunction with certain 1998 business acquisitions, we issued convertible debentures in the aggregate amount of $5,447,188. The final payments on the debentures were made in January 2003 for $788,970, and in March 2003 for $950,000, primarily using proceeds from our line of credit.

Purchases of leasehold improvements to our facilities, tooling and new engineering, production and testing equipment totaled $275,348 for the first six months of 2003, compared to $242,145 for the first six months of 2002. We expect to spend approximately $200,000 during the remainder of 2003 for additional manufacturing equipment and software, for normal replacement of aging equipment, and manufacturing tooling related to our proprietary products.

Our expected principal liquidity requirements are working capital, investments in capital expenditures, and debt reduction. We believe our sources of liquidity are sufficient for operations during the coming twelve months. These sources include our projected cash from operations and, if necessary, draw from our existing revolving line of credit.

Off Balance Sheet Items

We have no off-balance sheet items.


Critical Accounting Policies and Estimates

In response to the SEC's Release numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements and are included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Allowance for Doubtful Accounts

As a general policy, collateral is not required for accounts receivable; however, we periodically monitor the need for an allowance for doubtful accounts based upon expected collections of accounts receivable and specific identification of uncollectible accounts. Additionally, customers' financial condition and credit worthiness are regularly evaluated. Historically, losses on collections have not been material. As of June 30, 2003, we have recorded an allowance for bad debts of $200,000, approximately 4% of accounts receivable.

Product and Inventory Obsolescence

Rapid change and technological innovation characterize the marketplace for medical products. As a result, we are subject to the risk of product and inventory obsolescence, whether from prolonged development or government approval cycles or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen. Inventories are stated at the lower of cost or market; cost is determined using the FIFO cost method. As of June 30, 2003, we have recorded an obsolescence reserve in the amount of $254,000, which is approximately 4% of inventories.

Sales Returns and Warranty

We record a provision for estimated sales returns and allowances and a warranty reserve on products we have sold. These estimates are based on historical sales returns and warranty expenses and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns and warranty expenses, revenue could be overstated and expenses could be understated. We have recorded a sales return and warranty expense allowance in the amount of $85,000 as of June 30, 2003.

Revenue Recognition

We generally recognize revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made, and collectibility is reasonably assured. Outbound shipping costs are expensed as incurred and are included in the selling and marketing expenses.

Contracts to perform engineering design and product development services are generally performed on a time-and-materials basis. Revenue and expenses are recognized as costs are incurred.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, in October 1997. SOP 97-2 provides authoritative guidance on software revenue recognition, and applies to all entities that earn revenue from licensing, selling, or otherwise marketing software. Our Physical Evaluation product line derives a portion of its revenue from software products that include post-contract customer support. We have recorded deferred revenue in the amount of $25,000 for such post-contract customer support as of June 30, 2003.

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

Net intangible assets and goodwill amounted to approximately $10.5 million as of June 30, 2003. Net fixed assets amounted to approximately $6.0 million as of June 30, 2003.

Income Taxes


Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore, our deferred tax asset may not be ultimately realized.


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


In November of 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This issue addresses certain aspects of accounting for arrangements whereby a vendor performs multiple revenue-generating activities. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. ZEVEX plans to adopt EITF No. 00-21 in the third quarter which begins on July 1, 2003. ZEVEX believes that the effect of EITF No. 00-21 on its results of operations, financial position or liquidity will not be material because ZEVEX currently has few multiple deliverable revenue arrangements.

In December of 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 31, 2002. The disclosure provisions of SFAS No. 148 have been adopted by ZEVEX. SFAS No. 148 did not require ZEVEX to change to the fair value based method of accounting for stock-based compensation. ZEVEX has elected to continue to follow the intrinsic value method of accounting, as prescribed by APB No. 25, to account for employee stock options. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.


Had compensation expense for options under our two stock-based compensation plans been determined based on the fair value of the option at the grant dates for awards under those plans consistent with SFAS No. 123, ZEVEX' net income
(loss) and earnings (loss) per share would have been adjusted to the pro forma amounts for the three months and six months ended June 30 as indicated below:


                                                            Three months ended               Six months ended
                                                      ------------------------------- --------------------------------
                                                      June 30, 2003   June 30, 2002    June 30, 2003   June 30, 2002
                                                      --------------- --------------- ---------------- ---------------
Net (loss) income as reported                          $  (28,107)    $      4,784    $      149,329    $     127,160
   Less:  Stock   compensation   expense  determined
     under fair  value  method,  net of related  tax
     effects                                               83,844           63,487           182,479          122,326
                                                      --------------- --------------- ---------------- ---------------
                                                      --------------- --------------- ---------------- ---------------
Pro forma net (loss) income                            $  (111,951)   $  (58,703)     $      (33,150)   $       4,834
                                                      =============== =============== ================ ===============
                                                      =============== =============== ================ ===============
 (Loss) earnings per share:
   Basic - as reported                                $        (.01)    $       .00    $         .04  $          .04
   Basic - pro forma                                  $        (.03)    $     (.02)    $       (.01)  $          .00
   Diluted - as reported                              $        (.01)    $       .00    $         .04  $          .04
   Diluted - pro forma                                $        (.03)    $     (.02)    $       (.01)  $          .00


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

Other

As part of a nationwide investigation into billing practices associated with enteral nutrition delivery products, particularly in regard to billing practices for pumps and disposable delivery sets, on July 2, 2001, the U.S. Office of Inspector General (OIG), served a subpoena on ZEVEX, Inc. subsidiary. According to published reports, the investigation involved most manufacturers, distributors and health care service providers in the United States enteral pump industry and similar subpoenas were served on many of those parties. The subpoena requested documents relating to our enteral pump customers, marketing and billing practices. We responded to the subpoena. Since October of 2001 we have not been contacted further by the OIG, although we understand the investigation is proceeding and we intend to cooperate with the investigation when contacted again. At this time we are uncertain as to any future impact this investigation will have on our operations or financial position.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995


When used in this report, the words such as "estimate," "believe," "project," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements, which include our statements about the level of anticipated expenses during 2003 and its liquidity position are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and we disclaim any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause us not to achieve the benefits contemplated herein, or otherwise cause our results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to our growth and operating strategies; (iii) loss or retirement of key members of management; (iv) increase in interest rates of our cost of borrowing, or a default under any material debt agreement; (v) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (vi) loss of customers; (vii) inability to achieve future sales;
(viii) the unavailability of sufficient funds for operations or capital expenditures; and (ix) inability to introduce new products as planned. Many of such factors are beyond our control. Please refer to our SEC Form 10-K for the fiscal year ended December 31, 2002 for additional cautionary statements.

-------------------------------------------------------------------------------

                 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK
-------------------------------------------------------------------------------

No significant changes in market risk have occurred since December 31, 2002. Please refer to our SEC Form 10-K for the fiscal year ended December 31, 2002 for additional discussion on market risk.
-------------------------------------------------------------------------------

                         ITEM 4. CONTROLS AND PROCEDURES
-------------------------------------------------------------------------------

Our management, including our CEO and CFO, has evaluated the effectiveness of our "disclosure controls and procedures" (the controls and other procedures for recording, processing, summarizing, and reporting on a timely basis the information required to be disclosed in the periodic reports that we file with the U.S. Securities and Exchange Commission) as of the end of the second quarter. Based on that evaluation, and subject to the limitations noted below, our management concluded that our disclosure controls and procedures are effective to ensure that material information about us and our subsidiaries is made known to management by others in our company on a timely basis for preparation of our periodic reports. While we believe our disclosure controls and procedures are effective, we note that controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls and procedures are met. There are inherent limitations, including the possibility that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, or that a person may circumvent the controls. Also, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There has been no change in our internal control over financial reporting that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                                       Location if other
          No.     Title of Document                                    than attached hereto
         ------   -----------------                                    --------------------

         3.01*    Certificate of Incorporation                         Amendment No. 1 to Form S-1,
                                                                       filed October 24, 1997

         3.02*    Amended Bylaws                                       March 31, 2002 Form 10-Q
                                                                       filed May 10, 2002

         31.1       Rule 13a-14(a)/15d-14(a)
                  Certification of Chief Executive Officer

         31.2       Rule 13a-14(a)/15d-14(a)
                  Certification of Chief Financial Officer

         32.1       Section 1350 Certification of Chief Executive Officer

         32.2     Section 1350 Certification of Chief Financial Officer



         (b)      Reports on Form 8-K

                  Item(s) Reported                                     Date Filed

                  Item 9 - Regulation FD Disclosure
                           Presentation Materials for
                           Annual Meeting of Shareholders              July 16, 2003



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

Dated:  July 30, 2003

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

Exhibit 31.1


                                 CERTIFICATIONS

I, David J. McNally, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ZEVEX International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated:  July 30, 2003
                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

Exhibit 31.2

                                 CERTIFICATIONS

I, Phillip L. McStotts, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ZEVEX International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  July 30, 2003
                                     By   /s/ Phillip L. McStotts
                                       -----------------------------
                                       Phillip L. McStotts, Secretary
                                       (Principal Financial Officer)

Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, David J. McNally, certify to the best of my knowledge and belief, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of ZEVEX International, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on July 30, 2003 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents in all material respects the financial condition and results of operations of the Company.

/s/ David J. McNally

David J. McNally
Chief Executive Officer
July 30, 2003

Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Phillip L. McStotts, certify to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of ZEVEX International, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on July 30, 2003 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents in all material respects the financial condition and results of operations of the Company.


/s/ Phillip L. McStotts

Phillip L. McStotts
Chief Financial Officer
July 30, 2003