Form 10-Q
period 2003-09-30
ZEVEX INTERNATIONAL INC
filed 2003-11-13
CIK 827056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from .................to.................

                         Commission file number 001-1296

                            ZEVEX INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)

     DELAWARE                                             87-0462807
-----------------                                    -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 30, 2003, the Company had outstanding 3,400,964 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. ("ZEVEX" or the "Company") files herewith balance sheets of ZEVEX as of September 30, 2003, and December 31, 2002, and the related statements of operations and cash flows for the respective three month and nine month periods ended September 30, 2003 and 2002. In the opinion of ZEVEX' management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of ZEVEX for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of ZEVEX and the notes thereto included in the Annual Report of ZEVEX on Form 10-K for the year ended December 31, 2002.


                                                     ZEVEX INTERNATIONAL, INC.
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                                September 30,          December 31,
                                                                                                    2003                   2002
                                     ASSETS                                                     (unaudited)
                                                                                         -------------------------------------------

Current assets
     Cash                                                                                            $ 232,573                   $ -
     Designated cash for sinking fund payment on industrial
        development bond                                                                                70,064                93,785
     Accounts receivable, net of allowance for doubtful
        accounts of $200,000, in 2003 and 2002                                                       4,169,863             4,522,785
     Inventories                                                                                     5,528,982             6,348,856
     Deferred income taxes                                                                             347,956               348,506
     Income taxes receivable                                                                           279,714               283,522
     Prepaid expenses and other current assets                                                         61,261                184,492
     Total current assets                                                                           10,690,413            11,781,946

     Property and equipment, net                                                                     5,822,135             6,498,957
     Patents, trademarks and acquisition costs, net                                                    382,098               364,640
     Goodwill, net                                                                                  10,089,035            10,089,035
     Other assets                                                                                      39,319                 63,658
     Total assets                                                                                $ 27,023,000           $ 28,798,236

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                              $ 1,201,996           $ 1,572,313
     Other accrued liabilities                                                                         561,735               585,765
     Bank line of credit                                                                             1,730,922                42,957
     Current portion of industrial development bond                                                    100,000               100,000
     Payable related to product line acquisition and
        convertible debt, short-term                                                                         -             1,738,970
     Current portion of other long-term debt                                                            49,750             1,461,640
     Current portion of capital leases                                                                168,988                177,801
     Total current liabilities                                                                       3,813,391             5,679,446

     Deferred income taxes                                                                             137,078               258,193
     Industrial development bond                                                                     1,300,000             1,400,000
     Other long-term debt                                                                              832,469               139,586
     Capital lease obligations                                                                               -               122,950

Stockholders' equity
     Common stock; $.001 par value, 10,000,000
        authorized shares, 3,400,964 issued and outstanding,
        at September 30, 2003 and December 31, 2002                                                      3,440                 3,440
     Additional paid in capital                                                                     16,290,452            16,290,452
     Treasury stock, 39,233 shares (at cost) at September 30, 2003
        and December 31, 2002                                                                         (89,422)              (89,422)
     Retained earnings                                                                              4,735,592              4,993,591
     Total stockholders' equity                                                                    20,940,062             21,198,061
     Total liabilities and stockholders' equity                                                  $ 27,023,000           $ 28,798,236



            ZEVEX INTERNATIONAL, INC.
          CONSOLIDATED INCOME STATEMENTS


                                                             Three months ended                  Nine months ended
                                                                September 30,                       September 30,
                                                           2003              2002              2003              2002
                                                       (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                                     ----------------------------------------------------- -----------------
                                                     ----------------------------------------------------- -----------------
Revenue:
     Product sales                                        $ 5,906,271       $ 5,930,711      $ 17,946,058      $ 17,359,263
     Engineering services                                     219,486           594,559         1,657,676         1,066,102
     Total revenue                                          6,125,757         6,525,270        19,603,734        18,425,365

     Cost of sales                                          4,374,851         4,019,564        12,758,976        11,137,439
Gross profit                                                1,750,906         2,505,706         6,844,758         7,287,926

Operating expenses:
     General and administrative                               817,508         1,221,988         2,786,377         3,796,041
     Selling and marketing                                  1,185,378         1,015,054         3,386,161         2,762,146
     Research and development                                 285,572            50,287           815,899           178,703
Total operating expenses                                    2,288,458         2,287,329         6,988,437         6,736,890

Operating (loss) income                                      (537,552)          218,377          (143,679)          551,036

Other income (expense):
     Interest and other income                                    967             1,200             7,213            14,389
     Interest expense                                         (54,519)         (137,471)         (238,289)         (444,079)
     Gain on sale of marketable securities                         -                 -                 -             38,079
(Loss) income before income taxes                            (591,104)           82,106          (374,755)          159,425

Benefit (provision)for income taxes                          183,776            (25,850)         116,756            23,991

Net (loss) income                                          $ (407,328)        $ 56,256         $ (257,999)       $ 183,416


Basic net (loss) income per share                             $ (0.12)          $ 0.02            $ (0.08)          $ 0.05

Weighted average shares outstanding                         3,400,964         3,415,197         3,400,964         3,415,197

Diluted net (loss) income per share                           $ (0.12)           $ 0.02           $ (0.08)          $ 0.05

Diluted weighted average shares outstanding                 3,400,964         3,415,287         3,400,964         3,417,314



                 ZEVEX INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine months ended
                                                                                              September 30,
                                                                                     2003                   2002
                                                                                  (unaudited)           (unaudited)
                                                                             ----------------------  -------------------
                                                                             ----------------------  -------------------
Cash flows from operating activities
Net (loss) income                                                                       $ (257,999)           $ 183,416
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities
     Depreciation and amortization                                                       1,200,182            1,201,193
     Deferred income taxes                                                                (120,565)             255,075
     Realized gain on marketable securities                                                      -              (38,079)
     Changes in operating assets and liabilities
        Designated cash for sinking fund payment
           on industrial development bond                                                   23,721               24,291
        Accounts receivable                                                                352,922            1,369,835
        Inventories                                                                        819,874              974,193
        Prepaid expenses and other assets                                                  147,570               16,038
        Accounts payable                                                                  (370,317)            (644,883)
        Accrued and other liabilities                                                      (24,030)              48,772
        Income taxes receivable/payable                                                     3,808               64,045

Net cash provided by operating activities                                                1,775,166            3,453,896

Cash flows from investing activities
Purchase of property and equipment                                                        (497,265)            (257,362)
Additions of patents and trademarks                                                        (43,553)                   -
Redemption of available-for-sale marketable securities                                          -               225,797

Net cash used in investing activities                                                     (540,818)             (31,565)

Cash flows from financing activities
Principal payments on capital lease and long-term debt                                    (850,770)            (511,648)
Payments on business and product line acquisition debt                                  (1,738,970)            (926,188)
Payments on industrial development bond                                                   (100,000)            (100,000)
Net proceeds from (payments on) bank line of credit                                     1,687,965            (1,713,610)

Net cash used in financing activities                                                   (1,001,775)          (3,251,446)

Net increase in cash and cash equivalents                                                  232,573              170,885

Cash and cash equivalents at beginning of period                                                -            1,028,086

Cash and cash equivalents at end of period                                              $ 232,573          $ 1,198,971

                            ZEVEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003

1. Description of Organization and Business and Summary of Significant Accounting Policies

Description of Organization and Business

Founded in 1986, ZEVEX(R) International, Inc. ("ZEVEX" or the "Company") through its divisions and subsidiaries, engages in the business of designing, manufacturing, and distributing medical devices. The Company's Therapeutics division markets award-winning enteral nutrition delivery devices. The Company's Physical Evaluation division markets industry-leading physical evaluation testing systems. The Company's Applied Technology division designs and manufactures advanced medical components and systems for other medical technology companies.

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

In November of 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This issue addresses certain aspects of accounting for arrangements whereby a vendor performs multiple revenue-generating activities. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Company adopted EITF No. 00-21 in the third quarter which began on July 1, 2003. The adoption of this statement did not have a material impact on the consolidated financial position or consolidated results of operations of the Company.




1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

In December of 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 31, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25, to account for employee stock options. No stock-based employee compensation cost has been recorded in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Had compensation expense for options under the Company's two stock-based compensation plans been determined based on the fair value of the option at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts for the three months and nine months ended September 30 as indicated below:



                                                            Three months ended               Nine months ended
                                                      ------------------------------- --------------------------------
                                                        Sept. 30,           Sept. 30,    Sept. 30,         Sept.30,
                                                           2003               2002          2003            2002
                                                      --------------- --------------- ---------------- ---------------
Net (loss) income as reported                         $    (407,328)         $56,256      $ (257,999)      $  183,416

   Less:  Stock   compensation   expense  determined
     under the fair  value  method,  net of  related
     tax effects                                              82,873          63,487         265,352          185,813
                                                      --------------- --------------- ---------------- ---------------
                                                      --------------- --------------- ---------------- ---------------
Pro forma net (loss) income                           $    (490,201)      $  (7,231)      $ (523,351)  $      (2,397)
                                                      =============== =============== ================ ===============
                                                      =============== =============== ================ ===============
 (Loss) earnings per share:
   Basic - as reported                                    $    (.12)       $     .00       $    (.08)       $     .00
   Basic - pro forma                                      $    (.14)       $     .00       $    (.15)       $     .00
   Diluted - as reported                                  $    (.12)       $     .00       $    (.08)       $     .00
   Diluted - pro forma                                    $    (.14)       $     .00       $    (.15)       $     .00



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


2.  Debt

In 2003, the Company renewed its line of credit arrangement with a financial institution. The line of credit, which has a $6 million limit, matures on May 29, 2004. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 4.00% at September 30, 2003 and 4.25% at December 31, 2002. The Company's balance on its line of credit was $1,730,922 at September 30, 2003 and $42,957 at December 31, 2002. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of September 30, 2003, the Company was in compliance with these financial covenants.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by the Company's manufacturing facility. The proceeds from the Promissory Note were used to reduce the balance on the Company's line of credit. The note was due on May 15, 2003. The Term Loan Agreement was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The Company owed $882,219 on the Term Loan Agreement at September 30, 2003.

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

4.   Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income may include foreign currency translation adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the three and nine months ended September 30, 2003, and 2002, the Company did not have any additional elements of comprehensive income (loss). Therefore, comprehensive income (loss) equaled net income (loss).

5. Inventories

Inventories consist of the following:

                                                         September 30, 2003       December 31, 2002
                                                      -------------------------------------------------
Materials                                                $    2,781,880           $    3,028,782
Work in progress                                                610,604                1,087,474
Finished goods, including completed subassemblies             2,136,498                2,232,600
                                                      -------------------------------------------------
                                                         $    5,528,982           $    6,348,856
                                                      =================================================


6. Net Income (Loss) Per Common Share

Basic net income per common share is calculated by dividing net income for the period by the weighted-average number of the Company's common shares outstanding.

6. Net Income (Loss) Per Common Share continued

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

For the three months ended September 30, 2003 (in thousands):


                                                                                          Corporate
                                                          Physical        Applied            and
                                        Therapeutics     Evaluation      Technology      Unallocated        Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                $        2,686     $       834       $   2,606       $     --    $    6,126
Cost of sales                                   1,928             342           2,105             --         4,375
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                      758             492             501             --         1,751
Selling and marketing                             688             394             103             --         1,185
Research and development                           98             188              --             --           286
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                              (28)            (90)             398             --           280
General and administrative                         --              --              --            817           817
Other (income)/expenses                            --              --              --             54            54
Income tax benefit                                 --              --              --          (184)         (184)
                                                                                                      -------------
                                                                                                      -------------
Net loss                                                                                                 $   (407)
                                                                                                      =============
                                                                                                      =============

Total assets                                $   2,811        $  5,199        $  4,048      $  14,965      $ 27,023
                                       =============== =============== =============== ============== =============


The Company changed its methodology during the second quarter of 2003 to better reflect its manufacturing overhead costs by business segment. The impact of this methodology change on the gross profit of each segment for the third quarter was: an increase in Therapeutics by approximately $36,000, a decrease in Physical Evaluation by approximately $71,000, and an increase in Applied Technology by approximately $35,000. Other than the second quarter of 2003 gross profit by segment for previous periods has not been adjusted for this change in methodology.

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Prior to the second quarter 2003, the Company also included accounts receivable and inventory in segment assets. However, due to changes in the accumulation of the Company's financial information, accounts receivable and inventory are no longer tracked separately by segment. The Company has restated all periods to conform to this presentation. All assets other than those specifically identified fixed assets and goodwill are included in Corporate and Unallocated. The only specifically identified assets include nutritional pumps and tooling, which are included in the Therapeutics segment. All other fixed assets are used jointly by the segments. Goodwill represents approximately $842,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $4,048,000 in Applied Technology.

For the three months ended September 30, 2002 (in thousands):



                                                                                         Corporate
                                                          Physical        Applied          and
                                        Therapeutics     Evaluation      Technology     Unallocated          Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   3,190         $   863       $   2,472       $     --      $  6,525
Cost of sales                                   1,928             300           1,792             --         4,020
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    1,262             563             680             --         2,505
Selling and marketing                             585             311              97             22         1,015
Research and development                            6              40               4             --            50
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               671             212             579           (22)         1,440
General and administrative                         --              --              --          1,222         1,222
Other (income)/expenses                            --              --              --            136           136
Provision for income taxes                         --              --              --             26            26
                                                                                                      -------------
                                                                                                      -------------
Net income                                                                                                 $    56
                                                                                                      =============
                                                                                                      =============

Total assets                                $   3,402       $   5,199       $   4,048      $  17,292      $ 29,941
                                       =============== =============== =============== ============== =============



Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $842,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $4,048,000 in Applied Technology.

For the nine months ended September 30, 2003 (in thousands):

                                                                                         Corporate
                                                          Physical        Applied          and
                                        Therapeutics     Evaluation      Technology     Unallocated          Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   9,567       $   2,440       $   7,597       $     --      $ 19,604
Cost of sales                                   6,456           1,093           5,210             --        12,759
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    3,111           1,347           2,387             --         6,845
Selling and marketing                           1,904           1,170             312             --         3,386
Research and development                          303             512               1             --           816
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               904           (335)           2,074             --         2,643
General and administrative                         --              --              --          2,786         2,786
Other (income)/expenses                            --              --              --            231           231
Income tax benefit                                 --              --              --          (116)         (116)
                                                                                                      -------------
                                                                                                      -------------
Net (loss)                                                                                                $  (258)
                                                                                                      =============
                                                                                                      =============

Total assets                                $   2,811        $  5,199        $  4,048      $  14,965      $ 27,023
                                       =============== =============== =============== ============== =============


The Company changed its methodology during the second quarter of 2003 to better reflect its manufacturing overhead costs by business segment. The impact of this methodology change on the gross profit of each segment for the second and third quarter was: an increase in Therapeutics by approximately $152,000, a decrease in Physical Evaluation by approximately $267,000, and an increase in Applied Technology by approximately $115,000.

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $842,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $4,048,000 in Applied Technology.

For the nine months ended September 30, 2002 (in thousands):


                                                                                         Corporate
                                                          Physical        Applied          and
                                        Therapeutics     Evaluation      Technology     Unallocated         Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   8,753       $   2,626       $   7,046       $     --      $ 18,425
Cost of sales                                   5,385             997           4,755             --        11,137
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    3,368           1,629           2,291             --         7,288
Selling and marketing                           1,618             862             232             50         2,762
Research and development                           44             114              21             --           179
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                             1,706             653           2,038           (50)         4,347
General and administrative                         --              --              --          3,796         3,796
Other (income)/expenses                            --              --              --            392           392
Benefit for income taxes                           --              --              --           (24)          (24)
                                                                                                      -------------
                                                                                                      -------------
Net loss                                                                                                  $    183
                                                                                                      =============
                                                                                                      =============

Total assets                                $   3,402       $   5,199       $   4,048      $  17,292      $ 29,941
                                       =============== =============== =============== ============== =============


Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $842,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $ 4,048,000 in Applied Technology.

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

Results of Operations

Revenue was $6,125,757 for the third quarter ended September 30, 2003, compared to $6,525,270 for the third quarter of the prior year, a 6% decrease. The decrease in revenue from last year's third quarter is largely due to lower engineering service contract revenue, international orders for fewer enteral delivery pumps, and a decline in orders for stationary enteral nutrition delivery pump disposable sets.

Revenue was $19,603,734 for the first nine months of 2003, compared to $18,425,365 for the same period of the prior year, a 6% increase. The increase in revenue over the first nine months of 2002 is largely due to a 13% increase in domestic sales of EnteraLite(R) ambulatory enteral nutrition delivery pump and disposable set products and an increase of over $1,100,000 in international sales of our enteral pumps, within our Therapeutics division. In addition, in our Applied Technology division revenue from engineering services increased over 55%. This revenue growth was partially offset by a decline in orders for stationary enteral nutrition delivery pump disposable sets, weaker demand for Physical Evaluation products, and reduced sales of some contract-manufactured products in our Applied Technology division during the first nine months of 2003.

The percentage of revenue generated from proprietary products by our Therapeutics and Physical Evaluation divisions decreased to 57%, compared to 62% for the third quarter of 2002, and decreased to 61% for the first nine months of 2003, compared to 62% for the first nine months of 2002. Sales of Therapeutics products accounted for approximately 44% of total revenue for the third quarter ended September 30, 2003, compared to 49% for the third quarter ended September 30, 2002, and 49% for the first nine months of 2003, compared to 48% for the first nine months of 2002. Sales from our Physical Evaluation product line accounted for approximately 14% of total revenue for the third quarter of 2003, compared to 13% for the third quarter ended September 30, 2002, and 12% for the first nine months of 2003, compared to 14% for the same period in 2002. Forty-three percent of our revenue during the third quarter of 2003 was derived from products manufactured for and sold to our Applied Technology contract manufacturing customers, compared to 38% in the third quarter of 2002, and 39% for the first nine months of 2003, compared to 38% for the first nine months of 2002. During the third quarters of 2003 and 2002, and the first nine months of 2003 and 2002, no single customer accounted for over 10% of our revenue.

Our gross profit as a percentage of revenue was approximately 29% for the third quarter of 2003, compared to 38% for the third quarter of 2002. Gross profit for the nine months ended September 30, 2003 was approximately 35%, compared to 40% for the same nine month period of 2002. We attribute the decrease in gross profit percentage from 2002 to 2003 to increased engineering costs related to the transition of several projects from the development stage to manufacturing, higher than expected setup and non-recurring manufacturing engineering costs associated with establishing new product lines in manufacturing, and the product mix delivered during the quarters.

Selling, general and administrative expenses decreased during the third quarter of 2003 to $2,002,886, as compared to $2,237,042 for the third quarter of 2002, and decreased for the first nine months of 2003 to $6,172,538, compared to $6,558,187 for the same period of 2002. Although we have decreased certain general and administrative costs, we continue to invest in building our domestic sales forces for the Physical Evaluation and Therapeutics divisions. Overall, sales and marketing expenses increased to $1,185,378, for the third quarter of 2003, from $1,015,054 for the third quarter of 2002, and $3,386,161 for the first nine months of 2003, compared to $2,762,146 for the first nine months of 2002.

We combine the resources of our full-time engineers and several other independent contractors to perform research and development projects. We invested $285,572 in the third quarter of 2003, compared to $50,287 in the third quarter of 2002 for research and development of new proprietary products. For the nine months ended September 30, 2003, we invested $815,899 in research and development, compared to $178,703 for the nine months ended September 30, 2002. In the first nine months of 2003, research and development costs represented approximately 4% of our revenue, compared to 1% in the first nine months of 2002. We are continuing our efforts to develop and introduce new proprietary products and are currently planning new product introductions during the fiscal year. Additionally, we are investing in developing proprietary component technologies for our contract manufacturing business. We expect research and development costs to decrease in the fourth quarter, with such costs representing approximately 3% of revenue for all of 2003.

We had an operating loss of $537,552, in the third quarter of 2003, compared to operating income of $218,377, 3% of revenue in the third quarter of 2002. We also had an operating loss of $143,679, for the first nine months of 2003, compared to operating income of $551,036, 3% of revenue in the first nine months of 2002. During the third quarter of 2003 we had a net loss of $407,328, compared to net income of $56,256, 1% of revenue in the third quarter of 2002. During the first nine months of 2003 we had a net loss of $257,999, compared to net income $183,416, 1% of revenue in the first nine months of 2002. We attribute the decrease in net income during the third quarter of 2003, as compared to 2002, largely to a decrease in gross profit discussed above, increased research and development costs, and increased selling and marketing costs. These costs were partially offset by a decrease in general and administrative expense, and a reduction in interest expense from $137,471 to $54,519 due to decreased debt and lower interest rates. The decrease in net income during the first nine months of 2003, as compared to 2002 is due to a decrease in gross profit, an increase in selling and marketing expenses, and increased research and development costs. These costs were offset by a decrease in general and administrative expenses and a reduction in interest expenses from $444,079 to $238,289. For comparison purposes, the 2002 net income figure for the first nine months also includes a tax benefit as described below.

Depreciation and amortization expenses decreased to $392,023 in the third quarter 2003 from $403,396 in the third quarter 2002, and to $1,200,182 for the first nine months of 2003, from $1,201,193 for the first nine months of 2002. We had an income tax benefit of $183,776 in the third quarter of 2003 compared to an income tax expense of $25,850 for the third quarter of 2002 and an income tax benefit of $116,756 for the first nine months of 2003 compared to an income tax benefit of $23,991 for the first nine months of 2002. The change in income tax expense for the first nine months of 2003 compared to the first nine months of 2002 is primarily due to the loss before income taxes we sustained during the third quarter of 2003 and the tax benefit derived from a capital loss in 2002, which, for the State of Utah, was treated as a net operating loss carryback/carryforward for income tax purposes. This loss carryback resulted in an income tax refund recognized in the first quarter of 2002.

As of September 30, 2003, our backlog of customer orders was $6,069,000, as compared to $3,527,000 on September 30, 2002. We estimate that approximately 60% of the backlog will be shipped before December 31, 2003. Our backlog is for contract manufacturing only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by customers.

Liquidity and Capital Resources

Our primary sources of liquidity have consisted of cash flow from operations, borrowings under our revolving line of credit and other financial arrangements described below. In prior years, we also have increased working capital through the issuance of stock and we may do so in the future.

Cash flows provided by operating activities for the first nine months of 2003 were $1,775,166 compared to $3,453,896 for the first nine months of 2002. In the first nine months of 2003, cash provided by operating activities was primarily associated with our continued reduction in inventories and our improved collection procedures. In the first nine months of 2002, cash provided by operating activities was primarily associated with reduction of accounts receivable due to improved collection procedures, reduction in inventories as we continued to stream-line our purchasing and manufacturing processes, and income tax refunds related to capital loss carrybacks, partially offset by a reduction of accounts payable.

Our working capital at September 30, 2003 was $6,877,022, compared to $6,029,962 at September 30, 2002. This increase in working capital was primarily due to the renegotiation of the due date and terms of our Term Loan Agreement described below. The portion of working capital represented by cash at such dates was $232,573 and $1,198,971 respectively. The ratio of current assets to current liabilities increased to 2.80 at September 30, 2003, from 1.91 at September 30, 2002.

We have a $6,000,000 open line of credit arrangement with a financial institution. The line matures on May 29, 2004. The line of credit is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate. We owed $1,730,922 on the line of credit at September 30, 2003 and $42,957 at December 31, 2002.

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

On April 18, 2001, we entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by our manufacturing facility. The proceeds from the Promissory Note were used to reduce the balance on our line of credit. The note was due on May 15, 2003. The Term Loan Agreement was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term at an interest rate of 5.4%. We owed $882,219 on the Term Loan Agreement at September 30, 2003.

In 1997, we completed construction of our new 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was $2,591,177. In 1996, we negotiated a $2.0 million Industrial Development Bond ("IDB") to finance this construction. As of September 30, 2003, the remaining principal balance on the IBD was $1,400,000. During the first nine months of 2003, the interest paid monthly ranged from 1.07% to 1.58% (APR).

In conjunction with certain 1998 business acquisitions, we issued convertible debentures in the aggregate amount of $5,447,188. The final payments on the debentures were made in January 2003 for $788,970 and in March 2003 for $950,000, primarily using proceeds from our line of credit.

Purchases of leasehold improvements to our facilities, tooling and new engineering, production and testing equipment totaled $497,265 for the first nine months of 2003, compared to $257,362 for the first nine months of 2002. We expect to spend approximately $100,000 during the remainder of 2003 for additional manufacturing equipment and software, for normal replacement of aging equipment, and manufacturing tooling related to our proprietary products.

Our expected principal liquidity requirements are working capital, investments in capital expenditures, and debt reduction. We believe our sources of liquidity are sufficient for operations during the coming twelve months. These sources include our projected cash from operations and, if necessary, draws from our existing revolving line of credit.

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

Allowance for Doubtful Accounts

As a general policy, collateral is not required for accounts receivable; however, we periodically monitor the need for an allowance for doubtful accounts based upon expected collections of accounts receivable and specific identification of uncollectible accounts. Additionally, customers' financial condition and credit worthiness are regularly evaluated. Historically, losses on collections have not been material. As of September 30, 2003, we have recorded an allowance for bad debts of $200,000, approximately 5% of accounts receivable.

Product and Inventory Obsolescence

Rapid change and technological innovation characterize the marketplace for medical products. As a result, we are subject to the risk of product and inventory obsolescence, whether from prolonged development or government approval cycles or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen. Inventories are stated at the lower of cost or market; cost is determined using standard cost method. As of September 30, 2003, we have recorded an obsolescence reserve in the amount of $254,000, which is approximately 4% of inventories.

Sales Returns and Warranty

We record a provision for estimated sales returns and allowances and a warranty reserve on products we have sold. These estimates are based on historical sales returns and warranty expenses and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns and warranty expenses, revenue could be overstated and expenses could be understated. We have recorded a sales return and warranty expense allowance in the amount of $85,000 as of September 30, 2003.

Revenue Recognition

We recognize revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made, and collectibility is reasonably assured. Outbound shipping costs are expensed as incurred and are included in the selling and marketing expenses.

Contracts to perform engineering design and product development services are generally performed on a time-and-materials basis. Revenue and expenses are recognized as costs are incurred.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, in October 1997. SOP 97-2 provides authoritative guidance on software revenue recognition, and applies to all entities that earn revenue from licensing, selling, or otherwise marketing software. Our Physical Evaluation product line derives a portion of its revenue from software products that include post-contract customer support. We have recorded deferred revenue in the amount of $25,000 for such post-contract customer support as of September 30, 2003.

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

Net intangible assets and goodwill amounted to approximately $10.5 million as of September 30, 2003. Net fixed assets amounted to approximately $5.8 million as of September 30, 2003.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities that are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore, our deferred tax asset may not be ultimately realized.


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

In November of 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This issue addresses certain aspects of accounting for arrangements whereby a vendor performs multiple revenue-generating activities. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. ZEVEX adopted EITF No. 00-21 in the third quarter which began on July 1, 2003. The adoption of this statement did not have a material impact on the consolidated financial position or consolidated results of operations of ZEVEX.

In December of 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ended after December 15, 2002 and interim periods beginning after December 31, 2002. The disclosure provisions of SFAS No. 148 have been adopted by ZEVEX. SFAS No. 148 did not require ZEVEX to change to the fair value based method of accounting for stock-based compensation. ZEVEX has elected to continue to follow the intrinsic value method of accounting, as prescribed by APB No. 25, to account for employee stock options. No stock-based employee compensation cost has been recorded in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.


Had compensation expense for options under our two stock-based compensation plans been determined based on the fair value of the option at the grant dates for awards under those plans consistent with SFAS No. 123, ZEVEX' net income
(loss) and earnings (loss) per share would have been adjusted to the pro forma amounts for the three months and nine months ended September 30 as indicated below:


                                                            Three months ended               Nine months ended
                                                      ------------------------------- --------------------------------
                                                            Sept. 30,      Sept. 30,       Sept. 30,       Sept. 30,
                                                              2003            2002            2003            2002
                                                      --------------- --------------- ---------------- ---------------
Net (loss) income as reported                            $ (407,328)      $   56,256      $ (257,999)      $  183,416
   Less:  Stock   compensation   expense  determined
     under fair  value  method,  net of related  tax
     effects                                                  82,873          63,487          265,352          185,813
                                                      --------------- --------------- ---------------- ---------------
                                                      --------------- --------------- ---------------- ---------------
Pro forma net (loss) income                              $ (490,201)      $  (7,231)      $ (523,351)      $  (2,397)
                                                      =============== =============== ================ ===============
                                                      =============== =============== ================ ===============
 (Loss) earnings per share:
   Basic - as reported                                    $    (.12)       $     .00       $    (.08)       $     .00
   Basic - pro forma                                      $    (.14)       $     .00       $    (.15)       $     .00
   Diluted - as reported                                  $    (.12)       $     .00       $    (.08)       $     .00
   Diluted - pro forma                                    $    (.14)       $     .00       $    (.15)       $     .00



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

Other

As part of a nationwide investigation into billing practices associated with enteral nutrition delivery products, particularly in regard to billing practices for pumps and disposable delivery sets, on July 2, 2001, the U.S. Office of Inspector General (OIG), served a subpoena on the ZEVEX, Inc. subsidiary. According to published reports, the investigation involved most manufacturers, distributors and health care service providers in the United States enteral pump industry and similar subpoenas were served on many of those parties. The subpoena requested documents relating to our enteral pump customers, marketing and billing practices. We responded to the subpoena. Since October of 2001 we have not been contacted further by the OIG, although we understand the investigation is proceeding and we intend to cooperate with the investigation when contacted again. At this time we are uncertain as to any future impact this investigation will have on our operations or financial position.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

When used in this report, the words such as "estimate," "believe," "project," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements, which include our statements about the level of anticipated expenses during 2003 and our liquidity position are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and we disclaim any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause us not to achieve the benefits contemplated herein, or otherwise cause our results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to our growth and operating strategies; (iii) loss or retirement of key members of management; (iv) increase in interest rates of our cost of borrowing, or a default under any material debt agreement; (v) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (vi) loss of customers; (vii) inability to achieve future sales;
(viii) the unavailability of sufficient funds for operations or capital expenditures; and (ix) inability to introduce new products as planned. Many of such factors are beyond our control. Please refer to our SEC Form 10-K for the fiscal year ended December 31, 2002 for additional cautionary statements.

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

-------------------------------------------------------------------------------

                         ITEM 4. CONTROLS AND PROCEDURES
-------------------------------------------------------------------------------

Our management, including our CEO and CFO, has evaluated the effectiveness of our "disclosure controls and procedures" (the controls and other procedures for recording, processing, summarizing, and reporting on a timely basis the information required to be disclosed in the periodic reports that we file with the U.S. Securities and Exchange Commission) as of the end of the third quarter. Based on that evaluation, and subject to the limitations noted below, our management concluded that our disclosure controls and procedures are effective to ensure that material information about us and our subsidiaries is made known to management by others in our company on a timely basis for preparation of our periodic reports. While we believe our disclosure controls and procedures are effective, we note that controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls and procedures are met. There are inherent limitations in these controls and procedures, including the possibility that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, or that a person may circumvent the controls. Also, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There has been no change in our internal control over financial reporting that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION
-------------------------------------------------------------------------------

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

ZEVEX held its Annual Meeting of the Shareholders on July 17, 2003. During the meeting, David J. McNally and Bradly A. Oldroyd were elected to serve for a three-year term expiring at the 2006 Annual Meeting. The following table summarizes the tabulation for each director nominee.


---------------------------- -------------------------- -------------------------- --------------------------
Director nominee             Votes cast For             Votes Against              Votes Abstained
---------------------------- -------------------------- -------------------------- --------------------------
---------------------------- -------------------------- -------------------------- --------------------------
David J. McNally             2,923,811                  25,112                     0
---------------------------- -------------------------- -------------------------- --------------------------
---------------------------- -------------------------- -------------------------- --------------------------
Bradly A. Oldroyd            2,906,380                  42,543                     0
---------------------------- -------------------------- -------------------------- --------------------------


Directors whose three-year term of office continued after the meeting were: John
T. Lemley and Richard L. Shanaman, whose term expires at the 2004 Annual Meeting, and David B. Kaysen, Phillip L. McStotts, and Dan Robertson, whose term expires at the 2005 Annual Meeting. Also, at the meeting, the shareholders were asked to ratify the appointment of Ernst & Young LLP, Certified Public Accountants, as independent auditors for the year ending December 31, 2003. Those shareholders voting in favor of the proposal represented 2,935,248 shares of ZEVEX' common voting stock, which is approximately 86% of the shares entitled to vote. Also, 10,126 shares were voted against this proposal, and 3,549 shares abstained from voting. No other matters were voted upon at the meeting.

-------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                                       Location if other
          No.     Title of Document                                    than attached hereto
         ------   -----------------                                    --------------------

         3.01*    Certificate of Incorporation                         Amendment No. 1 to Form S-1,
                                                                       filed October 24, 1997

         3.02*    Amended Bylaws                                       March 31, 2002 Form 10-Q
                                                                       filed May 10, 2002

         31.1     Rule 13a-14(a)/15d-14(a)
                  Certification of Chief Executive Officer

         31.2     Rule 13a-14(a)/15d-14(a)
                  Certification of Principal Financial and Accounting Officer

         32.1     Section 1350 Certification of Chief Executive Officer

         32.2     Section 1350 Certification of Principal Financial and
                  Accounting Officer

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

Dated:  November 13, 2003

                                  By   /s/ David J. McNally
                                    --------------------------
                                    David J. McNally, CEO
                                   (Chief Executive Officer)

                                  By   /s/ Phillip L. McStotts
                                    ------------------------------
                                    Phillip L. McStotts, Secretary
                                    (Principal Financial and Accounting Officer)

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


Dated:  November 13, 2003
                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

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


Dated:  November 13, 2003
                                   By   /s/ Phillip L. McStotts
                                   Phillip L. McStotts, Secretary
                                  (Principal Financial and Accounting Officer)

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, David J. McNally, certify to the best of my knowledge and belief, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of ZEVEX International, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on November 13, 2003 (the "Report"), fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents in all material respects the financial condition and results of operations of the Company.

/s/ David J. McNally

David J. McNally
Chief Executive Officer
November 13, 2003

Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Phillip L. McStotts, certify to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of ZEVEX International, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on November 13, 2003 (the "Report"), fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents in all material respects the financial condition and results of operations of the Company.

/s/ Phillip L. McStotts

Phillip L. McStotts
Principal Financial and Accounting Officer
November 13, 2003