Form 10-K
period 2003-12-31
ZEVEX INTERNATIONAL INC
filed 2004-03-29
CIK 827056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         The aggregate market value of the registrant's common stock held by nonaffiliates computed with reference to the closing price as quoted on the NASDAQ Stock Market, as of the last business day of the registrant's most recently completed second quarter, June 30, 2003, was approximately $10,883,085. For the purposes of the foregoing, the registrant assumed that affiliates included only the registrant's directors, executive officers and principal shareholders filing Schedules 13D or 13G with respect to the registrant's common stock.

         The number of shares outstanding of the registrant's common stock as of March 18, 2004 was 3,400,964

         Documents incorporated by reference: none

                                TABLE OF CONTENTS


Part I

   Item 1  BUSINESS                                                        --  3
   Item 2  PROPERTIES                                                      -- 12
   Item 3  LEGAL PROCEEDINGS                                               -- 12
   Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             -- 13


Part II
   Item 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND

                 RELATED STOCKHOLDER MATTERS                               -- 13
   Item 6  SELECTED FINANCIAL DATA                                         -- 13

   Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS                       -- 14
   Item7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                               -- 35
   Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     -- 36

   Item 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

                 ON ACCOUNTING AND FINANCIAL DISCLOSURE                    -- 36
   Item 9A CONTORLS AND PROCEDURES                                         -- 36


Part III

   Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             -- 36
   Item 11  EXECUTIVE COMPENSATION                                         -- 39
   Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS          -- 42
   Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  -- 44
   Item 14 PRINCIPAL ACCOUNTANT AND SERVICES                               -- 44


Part IV

   Item 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K                                             -- 45
   Item 15(c)  INDEX TO EXHIBITS                                           -- 51

SIGNATURES                                                                 -- 46

                                     PART I

ITEM 1.  BUSINESS

GENERAL

ZEVEX(R) International, Inc. ("ZEVEX") through our divisions and subsidiaries, engages in the business of designing, manufacturing, and distributing medical devices. Our Therapeutics division markets enteral nutrition delivery devices. Until its sale on December 31, 2003, our Physical Evaluation division marketed industry-leading physical evaluation testing systems. Our Applied Technology division designs and manufactures advanced medical components and systems for other medical technology companies.


During 2003, we evaluated our business opportunities and restructured our operations to focus on our core market offerings of ambulatory enteral feeding (our Therapeutics division) and contract manufacturing services (our Applied Technology division). As part of this effort we established a lean manufacturing philosophy including the transition from batch processing to continuous flow production, realigned our operating segments to more accurately reflect our current business, and sold the Physical Evaluation business in December 2003.


Our Therapeutics Division


Through the sale of enteral feeding pumps and related devices, we have established a competitive position in the U.S. enteral nutrition delivery market. This market includes feeding pumps, disposable sets and feeding tubes that are used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). Enteral feeding is the means of providing liquid nutrition to patients who may have experienced head or neck trauma, or have gastrointestinal disorders, such as short bowel syndrome, Crohn's Disease, bowel pseudo-obstruction and other disorders that prevent normal digestion. We call this our Therapeutics division.


The Sale of Our Physical Evaluation Division


Until December 31, 2003, we competed in the Physical Evaluation market through our sales of stand-alone and computerized products that measure isolated muscle strength, joint ranges of motion and sensation. We called this our Physical Evaluation division. Our products were internationally recognized in physical medicine measurement markets as state-of-the-art for providing calibrated hardware and Windows(R)-compatible software. The musculoskeletal evaluation, functional capacity evaluation, upper extremity and hand testing, and pain evaluation products were used for outcomes assessment during rehabilitation, medical-legal evaluations for personal injury, and workers' compensation claims and clinical documentation.

On December 31, 2003, we completed the sale of our Physical Evaluation business. The transaction was accomplished by the sale of all the issued and outstanding capital stock of JTech Medical Industries, Inc., ("JTech"), our wholly-owned subsidiary. The transaction was effected by a Stock Purchase Agreement (the "Stock Purchase Agreement") dated December 31, 2003 by and between ZEVEX and Mr. Leonard C. Smith, a former employee, officer and director of ZEVEX. (See Item 7. Management Discussion and Analysis of Financial Conditions and Results of Operations). We sold the Physical Evaluation division in an effort to focus on our core competencies.


Our Applied Technology Division

We also provide design and manufacturing services in a multi-billion dollar market to worldwide medical device leaders who, in turn, sell our components and systems under private labels or incorporate them into their products. We call this our Applied Technology division. These OEM (Original Equipment Manufacturer) products include ultrasonic sensors and surgical handpieces, optoelectronic components, and electronic instruments. Our operation in Salt Lake City is a world-class medical device manufacturer, meeting ISO 9001 and ISO 13485 certification requirements and uses a quality system developed to meet the
U. S. Food and Drug Administration's Good Manufacturing Practices.

Our Platform for Future Growth


The last three years have been challenging for us due to the effects of the downturn in the economy, increased pricing competition related to the stationary pump and disposable set products of our Therapeutics division, and the unsteady demand for our Physical Evaluation and Applied Technology divisions' sales. However we believe that our refocusing on our core market offerings will foster growth in the future. In each of the past three years, sales of our ambulatory enteral feeding products have grown, and during the past year, overall sales of our Therapeutics and Applied Technology businesses each have grown. The growth from these two divisions offset the decline in revenue from our Physical Evaluation business and stationary enteral feeding business in 2003, resulting in total Company revenue growth of 1.5% over 2002.

During the past two years, we increased our sales and marketing expenses, and increased research and development investment in order to bring to market new products in all business segments.


We have reduced our debt by 64%, approximately $11 million since January 2001, redefined our operating segments, reduced employee head count by 33%, implemented lean manufacturing, and focused our Company on our core competencies. Our operations are now based upon common or related technologies, enhancing the development of innovative products, quality and service, and providing efficient sharing of business resources.


Financial Information

For information regarding our financial condition and results of operations please see Item 8 of the report entitled "Financial Statements and Supplementary Data" and Notes to Consolidated Financial Statements included in that item. See also the discussion of the financial performance of our segments in Note 13 to the Consolidated Financial Statements


Our Contact and Additional  Information

We maintain our executive offices and principal facility at 4314 ZEVEX Park Lane, Salt Lake City, Utah 84123. Our telephone number is (801) 264-1001. We maintain an Internet site at http://www.zevex.com. We make available free of charge through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material to the Securities and Exchange Commission. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

OUR PROPRIETARY PRODUCTS

         Therapeutic Products

We sell two major lines of enteral feeding pumps and a variety of related disposable delivery sets and accessories. We call this our Therapeutics division. Enteral feeding is a method of delivering nutrition to patients through the gastrointestinal tract. Many enteral feeding patients require continuous administration of nutritional solutions throughout the day, which requires the patient to carry an enteral feeding pump.



We have successfully applied our engineering and regulatory expertise to the development, commercialization, and marketing of the EnteraLite(R) ambulatory enteral feeding pump for patients who require direct gastrointestinal nutritional therapy. We believe that the EnteraLite(R) pump is the lightest, most compact, and most mobile enteral feeding pump in the U.S. market, possessing unprecedented safety and accuracy in enteral nutrition delivery. The EnteraLite(R)'s unique features include the ability to operate in any orientation, +/-5% accuracy and a 24-hour battery, the life of which is one-third longer than the battery life of its closest competitor. The EnteraLite(R) pump also carries a two-year warranty that is twice the industry average.


First introduced in 1996, the EnteraLite(R) continues to gain acceptance in the home health care market due to its superior mobility and state-of-the-art features. We believe that by improving the convenience of nutrition delivery, the EnteraLite(R) can contribute to better clinical outcomes and improved quality of life for enteral patients. The EnteraLite(R) requires the use of disposable feeding bags and tubing sets, which are also sold by us. ZEVEX has been awarded eight U.S. patents for technology related to the EnteraLite(R) and its disposable sets.

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

         Physical Evaluation Products

Until its sale on December 31, 2003, our Physical Evaluation division marketed precision instruments and software in the physical and industrial medicine markets to improve the accuracy, efficiency and objectivity of musculoskeletal, functional capacity, hand and upper extremity, pain, impairment, and outcomes evaluations. We generally referred to these products as Physical Evaluation products. The products test and evaluate patients, document effects of injury, track improvements, and measure disabilities. These products are used, for example, by chiropractors, physical therapists, osteopaths, and occupational therapists for outcome assessment during rehabilitation, medical-legal evaluations for personal injury and workers' compensation claims, and clinical documentation.


The Physical Evaluation product line included Commander(TM), Dualer(TM), Tracker(TM), IsoTrack Pro(TM), JobSite(TM) Software, and Easy Docs Plus(TM) Software products, and embodied a unique modular component concept. This allowed clinician's easy entry into advanced evaluation systems, which are scalable as their practices expand. The software automatically collected data and print reports for clinical records, legal documentation and third-party reimbursement.


OUR APPLIED TECHNOLOGY CONTRACT DESIGN AND MANUFACTURING SERVICES

We provide design and manufacturing services to medical companies who sell our components and systems under private labels or incorporate them into their products. We call this our Applied Technology division. We provide these services for both established and emerging technology companies, such as Alaris Medical Systems, Inc., Advanced Medical Optics, Inc., various divisions of Baxter Healthcare Corporation, Medtronic Corporation, SIMS Deltec, Inc., Edwards Lifesciences and Terumo Corporation. We offer our customers over 17 years of specialized engineering and manufacturing expertise.

Industry sources indicate a trend by medical device companies to outsource their device manufacturing requirements. Many emerging companies do not have the engineering, manufacturing, or regulatory expertise to quickly and efficiently take a device from conception to commercial use. Even larger, well-established companies, which may have the capital to develop such expertise, may lack the required personnel and time to accumulate such expertise or may want to focus their resources in areas other than manufacturing. In the medical device industry in particular, there are substantial regulatory compliance requirements, in both the United States and overseas, that must be addressed in both designing and manufacturing such devices. By focusing our resources and expertise in the design and manufacturing areas, we believe that we offer customers the ability to outsource engineering and manufacturing needs on a cost-effective basis, often allowing the customer to take a product to market more quickly and efficiently, at a lower cost, and with higher quality than a customer could achieve with its own resources.

We use extensive engineering and regulatory expertise to deliver integrated design and manufacturing solutions to our customers. We are registered with the United States Food and Drug Administration ("FDA") as a medical device manufacturer and have developed internal systems intended to maintain compliance with the FDA's Good Manufacturing Practices ("GMP"). We also are certified by the International Organization for Standardization ("ISO") to 9001 and ISO 13485 standards, which means that we have met internationally recognized quality standards for the design, manufacture, and testing of products. We devote significant management time and financial resources to GMP compliance and ISO certification.


PRINCIPAL OEM PRODUCTS

A majority of our contract manufacturing business in our Applied Technology division involves the following four general product categories:

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

         Optoelectronic Sensors and Custom Integrated Circuits


We design and manufacture a variety of optical emitters and detectors, custom integrated circuit products, and semiconductor components used in medical applications. Our product capabilities include custom emitter and detector arrays, sensor interface circuits, application-specific integrated circuit
(ASIC) devices, and custom device packaging solid-state relays. Medical applications for our products include diagnostic and therapeutic equipment, such as blood analyzers and dialysis machines.


         Medical Systems


The ultimate level of product sophistication for our contract services involves the design, engineering, and manufacturing of medical systems. During 2003, we provided design and engineering services to Organ Recovery Systems, Inc. and performed a follow-on manufacturing contract to manufacture a hypothermic perfusion transporter for kidneys. We also manufactured several other medical systems including one used for identifying genetic markers using optics, an active air removal system that prevents air bubbles from being reinfused into the patient during open heart surgery, and the Power Medical Interventions, SurgASSIST(TM), which is a computer-mediated technology platform that provides a unique level of intraluminal access, surgical precision, and patient safety, with applications in numerous surgical stapling procedures throughout the alimentary tract.

REVENUE SOURCES

The following table sets forth the source of ZEVEX' total revenue during the last three years, allocated between six product/service categories.

Revenue breakdown by product/service, by percentage

Product                                                                   2003         2002         2001
-------                                                                   ----         ----         ----
Therapeutics                                                             48.0%         47.6%        43.5%
Ultrasonic and Optoelectronic Sensors, Custom IC's                       19.8%         16.5%        24.7%
Physical Evaluation*                                                     11.7%         14.3%        12.6%
Ophthalmic Surgical Devices                                              11.0%         11.1%        10.6%
Design and Engineering                                                    7.2%         7.1%         4.0%
Medical Systems                                                           2.3%         3.4%         4.6%
* The Physical Evaluation business was sold in December 2003



CAPABILITIES FOR DESIGN, ENGINEERING AND MANUFACTURING

         Design and Engineering

We have extensive design and engineering capabilities that we use for our own product development, as well as for servicing our contract-manufacturing customers. Our engineers have broad experience in designing, engineering, and testing an array of medical devices and systems, with particular expertise in ultrasonic technology, and optoelectronic technology, and fluid delivery systems.

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

         Manufacturing

Our proprietary products are generally assembled and tested at our manufacturing facility in Salt Lake City, Utah. Our enteral feeding disposable products are sub-contracted to specialty manufacturers. Design, engineering, and manufacturing services for other companies are provided from our Salt Lake City facility.

Inventory management systems are used to manage inventory and control the ordering process for more than 5,000 parts used in ZEVEX' and our customers' products. As the evolution of a device or system reaches production, team members with direct responsibility for purchasing, manufacturing, and quality assurance assume a greater role in the project. The project team develops an assembly process, product testing protocol, and quality assurance procedures to produce high-quality products that satisfy internal and external specifications, as well as the FDA's GMP and ISO 9001/ISO 13485 quality standards.

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

SALES AND MARKETING

         Therapeutics

We have a network of direct territory managers who sell enteral pumps and disposable delivery sets in the United States. These territory managers have been selected for their experience within the markets in which we sell our products, and they sell directly to home health care service providers, hospitals, and nursing homes and medical product distributors. The direct territory managers are regionally supported by specialists with clinical credentials (registered dietitians or nurses), who we hire on an independent contractor basis. We employ a North American sales manager and two area managers to manage and deploy our sales resources effectively in these major markets.

In the United States customers generally purchase EnteraLite(R) ambulatory enteral feeding pumps directly from us. In cases where a lease or rental is preferred, arrangements are most often made through a third party that specializes in medical equipment financing. Customers then purchase disposable sets as needed. Customers typically purchase 20 - 30 disposable sets per month for each pump that is placed in service.

Due to competition, lower-cost stationary pumps generally have been placed at no up-front cost to the user, in return for set "usage" agreements, which typically require minimum purchases of 15 disposable sets per pump per month, once the pumps are placed in service. The cost of the pump is then amortized.

In North America, the distribution of the EnteraLite(R) ambulatory pump, stationary pumps, delivery sets, and feeding tubes are serviced by our sales support manager, inside sales specialists, and customer service department, in addition to the outside sales force described above.


Nestle is our distributor for the EnteraLite(R) in Germany where it distributes its clinical nutrition products. Medicina distributes the EnteraLite(R) in the United Kingdom, and Baxter Healthcare distributes our entire enteral feeding product line in Puerto Rico. During 2003, a version of our stationary pump was manufactured under private label for distribution by another company in Europe.


         Physical Evaluation

Until it was sold in December 31, 2003 we marketed our Physical Evaluation product line worldwide through a combination of direct sales representatives, independent dealers, and manufacturers' representatives. These direct and independent representatives and dealers were selected for their experience in marketing to chiropractors, osteopaths, physical therapists, and occupational therapists. The sales force was supported by regional sales managers who were full-time employees of ZEVEX. We also sold the products via seminars, directed mailings, catalogs, and telemarketing through our customer service personnel. We marketed internationally through a distributor network.

         Applied Technology Contract Design and Manufacturing Services

We generate new design and manufacturing projects using direct sales personnel who are trained in our engineering expertise and manufacturing capabilities. Project engineers also participate extensively in sales and marketing activities. We promote our design and manufacturing capabilities at industry trade shows, by advertising in leading industry publications, through our website www.zevex.com, and by obtaining referrals from customers and other persons who are familiar with ZEVEX' services.

COMPETITION

         Enteral Nutrition Delivery Products


Three major competitors exist in the U.S. market for enteral feeding pumps. Ross Laboratories, a division of Abbott Laboratories, markets the Patrol(R) and Quantum(R) stationary enteral feeding pumps, and the Embrace(R) ambulatory enteral feeding pump. Frost & Sullivan marketing research report estimates that Ross holds approximately 46% market share for enteral pumps and delivery sets in both ambulatory and non-ambulatory enteral feeding applications. Kendall Healthcare, a division of Tyco, offers the kangaroo(R) PET enteral feeding pump for ambulatory applications, which has limited application because it can be operated only in an upright position. Kendall also markets its Control(R) and Entriflush(R) pumps for stationary applications. Frost & Sullivan marketing research report estimates that Kendall Healthcare presently holds approximately 25% of the total market for enteral pumps and disposable sets in both ambulatory and non-ambulatory applications. In addition to Ross Laboratories and Kendall Healthcare, a third competitor, Novartis also competes in the U.S. market for stationary enteral nutrition delivery pumps. Frost & Sullivan marketing research report estimates that Novartis presently holds approximately 16% of the total U.S. market for enteral pumps and disposable sets in both ambulatory and non-ambulatory applications.


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

         Physical Evaluation Products


Until we sold the Physical Evaluation division in December 2003, the primary competitors in the physical evaluation market were a limited number of small privately held companies. Most notable was Hanoun, Key Methods, Isernhagen, Myologic, and ARCON. Generally, these companies concentrated on particular areas such as musculoskeletal testing, functional capacity evaluation, or hand testing. We believed that few competitors could serve the broad spectrum of the medical profession like the JTech product line could, because their products lack the full range of capabilities offered by JTech, and none offer a completely modular product line as comprehensive as the JTech line. Competitive factors in the musculoskeletal market include perceived quality, price, name recognition, training capabilities, support, software operating system, and systems integration potential.


         Contract Design and Manufacturing Services


Our primary competitors for design and manufacturing services include Benchmark Electronics, Nova Biomedical, Plexus, Inc., Sanmina-SCI Corp., and Sparton Electronics Corporation. These contract manufacturers operate in the medical technology industry, and some have substantially greater financial and marketing resources than we do. Competitive factors in medical device design and manufacturing include technology strengths, quality, regulatory compliance, engineering competence, cost of non-recurring engineering, price of the manufactured product, experience, customer service, and the ability to meet design and production schedules. We believe that our unique expertise in ultrasound, optoelectronics, and fluid delivery systems will allow us to compete effectively for contracts involving these technologies.

PATENTS AND TRADEMARKS

As of December 31, 2003, we held eighteen U.S. patents and fourteen international patents on devices developed by us, with fourteen additional U.S. patents and twenty international patents pending. The loss of certain patents that are key to our proprietary products could have a materially adverse effect on our overall business operations. We also rely on trade secrets and confidentiality agreements to protect the proprietary nature of our technologies.


In addition, we own and have applied for numerous trademarks in the United States and abroad. We believe that our trademarks are well recognized in the various markets for our products. With the exception of the EnteraLite(R) and LifeGuard(R) trademarks, which are registered for our enteral feeding products, we believe that the loss of any trademark would not have a material adverse effect on our overall business operations.


RESEARCH AND DEVELOPMENT FOR OUR PROPRIETARY PRODUCTS


Our research and development projects are primarily focused on new proprietary products. As of December 31, 2003, we have twenty full-time engineers in research and development, and had several other designers and engineers, including independent contractors, contributing to research and development projects. Our research and development staff performs engineering research and development services for both ZEVEX as well as for customers of our Applied Technology division on a fee for service basis. We invested $1,817,581 in 2003, $1,289,609 in 2002, and $932,731 in 2001 for internal research and development of new products. In 2003, research and development costs represented approximately 7% of our annual revenue, compared to 5% in 2002 and 3% in 2001. During 2003, we changed how certain expenses, primarily research and development, were classified to more accurately reflect our current business. Certain prior year amounts have been reclassified to conform to the current year presentation.


MAJOR CUSTOMERS


Historically, large portions of our revenue were attributable to design and manufacturing services for a small number of major customers. However, beginning in 2000 and continuing through the 2003 fiscal year, revenue from our proprietary product businesses contributed a greater proportion of total revenue. Because revenue from our proprietary products now exceed those of contract manufactured products, the relative percentage represented by a few major customers has decreased. As a result, during 2003, 2002 and 2001, no customer accounted for 10% or more of our revenue. In the future we expect that, if our proprietary product revenue continues to grow, the percentage of total revenue represented by a few customers will continue to decline, so that the loss of a single customer would less likely have a materially adverse effect on the financial condition or results of our operations in the future.


BACKLOG


At December 31, 2003, we had a backlog of approximately $4,860,597 on orders for medical devices to be manufactured for other medical technology companies, as compared to a backlog at December 31, 2002 and 2001, of $3,217,300 and $4,633,005, respectively. We estimate that approximately 90% of this backlog will be shipped before December 31, 2004. As of March 17, 2004, we had a backlog of $5,169,915. For purposes of the above figures, backlog includes product not yet shipped pursuant to purchase orders that have been received by us. This does not include any backlog for our proprietary products, because we generally hold appropriate levels in inventory for sale to customers. Some of the orders included in the backlog may be canceled or modified by customers without significant penalty. In addition, because customers may place orders for delivery at various times throughout the year, and because customers may change delivery schedules or cancel orders, our backlog as of any particular date may not necessarily be a reliable indicator of future revenue.

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

For certain medical devices manufactured by us, the customer may need to obtain FDA clearance in the form of a premarket approval ("PMA") application. Such applications require substantial pre-clinical and clinical testing to obtain FDA clearance. Other medical devices can be marketed without a PMA, but only by establishing, in a 510(k) premarket notification, "substantial equivalence" to a predicate device.

Besides the FDA regulations described above, we are also subject to various state and federal regulations with respect to such matters as safe working conditions, manufacturing practices, fire hazard control, environmental protection, and the disposal of hazardous or potentially hazardous materials. Our operations involve the use and disposal of relatively small amounts of hazardous materials.

Beginning in 1998, all medical device manufacturers were required to obtain the "CE Mark" to sell their products in the European Common Market. The CE Mark is a quality designation given to products that meet certain policy directives of the European Economic Area. We have received and maintain ISO 9001 and ISO 13845 certification, which allows us to CE Mark our own products and assist our customers with obtaining the CE Mark for their products.

As part of a nationwide investigation into billing practices associated with enteral nutrition delivery products, particularly in regard to billing practices for pumps and disposable delivery sets, on July 2, 2001, the U.S. Office of Inspector General (OIG), served a subpoena on the ZEVEX, Inc. subsidiary. According to published reports, the investigation involved most manufacturers, distributors and health care service providers in the United States enteral pump industry and similar subpoenas were served on many of those parties. The subpoena requested documents relating to our enteral pump customers, marketing and billing practices. We responded to the subpoena. Since October of 2001 we have not been contacted further by the OIG, although we understand the investigation is proceeding and we intend to cooperate with the investigation if contacted again. At this time we are uncertain as to any future impact this investigation will have on our operations or financial position.

EMPLOYEES


As of March 11, 2004, we employed a total of 136 people in the following areas:
71 in Manufacturing, Testing, and Quality Assurance; 20 in Design and Engineering; 18 in Administration; and 27 in Sales and Marketing. We have 124 employees located at our corporate headquarters and manufacturing facility in Salt Lake City, Utah, and 12 employees at various locations throughout the United States.


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

ENVIRONMENTAL COMPLIANCE COSTS

We believe that we are in compliance with all applicable environmental regulations. We believe that our efforts to comply with federal, state, and local provisions regarding the production and discharge of material into the environment and the protection of the environment will not have a materially adverse effect on our capital expenditures, earnings and our competitive position.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES

During the 2003 fiscal year, we generated total revenue of $25,869,876, of which $4,380,461 (17%) was considered foreign source revenue. During the 2002 fiscal year, we had total revenue of $25,495,733, of which $3,663,730 (14%) was considered foreign source revenue. During the 2001 fiscal year, we had total revenue of $29,882,075, of which $2,207,648 (7%) was considered foreign source revenue. We believe that the growth in revenue from foreign sources has been the result of our efforts during the past few years to increase international sales and distribution efforts.

During the last three fiscal years, we have had no long-lived assets, long-term relationships with a financial institution, mortgage or other servicing rights, deferred policy acquisition costs, or deferred assets, in any foreign country.

ORGANIZATIONAL STRUCTURE

ZEVEX is a Delaware corporation organized in 1987. It serves primarily as a holding company, conducting business operations through two wholly-owned subsidiaries in 2003: JTech Medical Industries, a Utah corporation, and ZEVEX, Inc., a Delaware corporation. Until December 31, 2003 JTech marketed our Physical Evaluation product line, which was sold on that date. ZEVEX, Inc. conducts all our Therapeutics and Applied Technology businesses.

On December 31, 2003, we completed the sale of the Physical Evaluation business. The transaction was accomplished by sale of all the issued and outstanding capital stock of JTech. The transaction was effected by a Stock Purchase Agreement (the "Stock Purchase Agreement") dated December 31, 2003 by and between us and Mr. Leonard C. Smith, a former employee, officer and director of the ZEVEX. (See Item 7. Management Discussion and Analysis)

ITEM 2.  PROPERTIES

Our executive offices, administrative offices, and manufacturing facility are located in our 51,000 square foot, mixed-use building in Salt Lake City, Utah. This building was constructed in 1997 to our specifications and is subject to an Industrial Revenue Bond (see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources"). The building is situated on nearly four acres of land a few miles from the downtown area. It allows quick access to two major interstate freeways and to the Salt Lake International Airport. We currently utilize approximately 70% of the building's available space and believe that the building will be adequate to serve our needs through the end of the year 2004. We own approximately 3.47 vacant acres adjacent to our facility.

ITEM 3.  LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ZEVEX' Common Stock is traded on the National Market system of The NASDAQ Stock Market, under the symbol ZVXI. As of March 5, 2004, there were 168 holders of record of ZEVEX' Common Stock (calculated without reference to individual participants in securities position listings). Based on the number of proxy materials requested by brokers and other record holders for distribution to beneficial owners for ZEVEX' 2003 Annual Meeting, we estimate there are roughly 1,600 beneficial owners of ZEVEX Common Stock. ZEVEX has never declared or paid any cash dividends on its Common Stock. ZEVEX currently intends to retain all future earnings to finance future growth and does not anticipate paying any cash dividends in the foreseeable future. We have a negative covenant in our bank line of credit agreement that prevents the payment of any cash dividend without prior approval of the bank.

The following table lists the high and low sales prices for ZEVEX Common Stock for each full quarterly period since January 1, 2002.


                        ------------------------------------------ ------------------------------------------
                                          2003                                       2002
                        ------------------------------------------ ------------------------------------------
                        --------------------- -------------------- --------------------- --------------------
                                High                  Low                  High                  Low
                        --------------------- -------------------- --------------------- --------------------
                        --------------------- -------------------- --------------------- --------------------
1st Quarter                     2.75                 1.82                  3.93                 2.61
                        --------------------- -------------------- --------------------- --------------------
                        --------------------- -------------------- --------------------- --------------------
2nd Quarter                     3.25                 2.13                  3.45                 2.65
                        --------------------- -------------------- --------------------- --------------------
                        --------------------- -------------------- --------------------- --------------------
3rd Quarter                     4.75                 2.86                  3.00                 2.00
                        --------------------- -------------------- --------------------- --------------------
                        --------------------- -------------------- --------------------- --------------------
4th Quarter                     4.25                 3.42                  2.25                 1.75
                        --------------------- -------------------- --------------------- --------------------



ITEM 6.  SELECTED FINANCIAL DATA

SELECTED  FINANCIAL DATA - FIVE-YEAR
REVIEW

The following selected statement of operations data for the years ended December 31, 2003, 2002, and 2001, and the balance sheet data as of December 31, 2003 and 2002, are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and notes thereto. The selected statement of operations data for the years ended December 31, 2000 and 1999, and the balance sheet data as of December 31, 2001, 2000, and 1999, are derived from the audited consolidated financial statements of ZEVEX, which are not included herein, and are qualified by reference to such financial statements and the notes thereto. The selected consolidated financial data set forth below is also qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report.


                                      Fiscal Year Ended December 31
                                      --------------------------------------------------------------------------
                                                  2003         2002         2001        2000         1999
                                      --------------------------------------------------------------------------
Statement of Operations Data

Revenues                                       $25,869,876  $25,495,733  $29,882,075 $30,778,627  $23,026,208
Gross profit                                     8,323,795   11,119,989  12,052,298   10,848,772  10,551,998
Selling, general and administrative expenses     8,316,822    9,124,197  10,100,735    8,405,833   6,988,044
Research and development expenses                1,817,581    1,289,609     932,731      852,273     670,886
Asset and goodwill impairment                    1,566,967           --          --           --          --
Operating (loss) income                        (3,377,575)      706,183   1,018,832    1,590,666   2,893,068
Loss on sale of business                       (4,692,445)           --          --           --          --
Impairment loss on marketable securities                --           --   (917,628)           --          --
Other expenses                                     276,234      486,664     688,414      196,828      78,706
Provision (benefit) for  income taxes             (68,712)        5,216    (99,507)      669,698   1,187,989
Net income (loss)                              (8,277,542)      214,303   (487,703)      724,140   1,626,373
Net income (loss) per share basic                   (2.43)          .06       (.14)          .21         .48
Weighted average shares outstanding              3,400,964    3,414,846   3,431,639    3,425,254   3,413,023
Net income (loss) per share diluted                 (2.43)          .06       (.14)          .19         .47
Weighted average shares outstanding,

   assuming dilution                             3,400,964    3,418,278   3,431,639    3,748,032   3,431,566

                                                  2003         2002         2001        2000         1999
Balance Sheet Data
Total assets                                   $19,732,085  $28,798,236  $33,639,146 $38,687,962 $34,049,689
Total current liabilities                        4,688,891    5,679,446    5,918,660   9,967,768   5,782,319
Long-term debt (less current portion)            2,119,608    1,662,536    6,411,351   7,511,022   7,170,000
Stockholders' equity                            12,923,586   21,198,061   21,032,401  21,057,505  21,090,722



Please refer to Item 7 of this report for a discussion of the main factors causing the substantial changes in certain of the items set forth above, particularly when comparing the year 2003 to earlier periods. Also refer to Item 7 of this report for a discussion of Factors that May Affect Future Results, which describe material uncertainties that might cause the items set forth above to not be indicative of our future financial condition or results of operations.

During 2003 the Company changed how certain expenses including research and development, general and administrative, and selling and marketing costs were classified. Certain prior year amounts for 2000 and 1999 have not been reclassified to conform to the current year presentation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Through our divisions and subsidiaries, we engage in the business of designing, manufacturing and distributing medical devices. Our Therapeutics division markets enteral nutrition delivery devices. Until its sale on December 31, 2003 our Physical Evaluation division marketed industry-leading physical evaluation testing systems. Our Applied Technology division designs and manufactures advanced medical components and systems for original equipment manufacturers ("OEM's"). Please refer to Note 13 to the Consolidated Financial Statements for discussion of our business segments.

We entered the enteral nutrition delivery segment of the home health care market in 1996 with the introduction of the EnteraLite(R) ambulatory enteral feeding pump, which continues to gain acceptance due to its superior mobility and state-of-the-art features. We believe that by improving the convenience of nutrition delivery, the EnteraLite(R) and future products we can contribute to better clinical outcomes and improved quality of life for enteral patients. Domestic sales of our EnteraLite(R) product line grew by 8% in 2003 and 22% in 2002. Combining our international EnteraLite(R) revenue with domestic revenue, the total product line growth was 20% in 2003 and 22% in 2002.

At the times of the 1998 acquisition of the Nutrition Medical line of stationary enteral feeding pumps and the 2000 acquisition of the Nestle USA, Inc. enteral nutrition delivery business, we intended to aggressively expand into the long-term care market for enteral feeding delivery products. After several years of downward competitive pricing pressure in this market segment, our revenue has decreased by 50%.

Until December 31, 2003, we competed in the Physical Evaluation market through our sales of stand-alone and computerized products that measure isolated muscle strength, joint ranges of motion and sensation. We acquired the Physical Evaluation business in 1998. Revenue has not grown substantially during the last several years, and in 2003, revenue decreased 17% compared to 2002. Meanwhile, costs associated with this business segment have increased, including those associated with selling and marketing and research and development.

Since 1987, we have been a contract manufacturer providing design and manufacturing services to medical companies who sell our components and systems under private label, primarily incorporating our core technologies of ultrasound, fluid delivery and optoelectronics. The rapid growth of the outsourced contract manufacturing services industry has slowed down over the past two years as a result of the generally weak U.S. economy, and the impact of overcapacity and increased competition in the medical systems product area.

Last year, in response to the changing marketplaces of our business segments, we evaluated our business opportunities and refocused on our core market offerings of ambulatory enteral feeding and our specialized core contract manufacturing services. We established a lean manufacturing philosophy, including the transition from batch processing to continuous flow production, developed a business model with market development strategies designed to capitalize on profitable business opportunities, and sold the Physical Evaluation business in December.

On December 31, 2003, we completed the sale of our Physical Evaluation business. The transaction was accomplished by the sale of all the issued and outstanding capital stock of JTech. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003 by and between us and Mr. Leonard C. Smith, a former employee, officer and director of ZEVEX. (See discussion below)


Results of Operations


As an aid to understanding our operating results, the following table sets forth, for the periods indicated, the relative percentages that certain items in the statement of operations bear to revenue.

Year Ended December 31 Statement of Operations Data -- Percentage of Revenue



                                             2003          2002          2001          2000           1999
                                       ------------- ------------- ------------- ------------- --------------
Revenue                                        100%          100%          100%          100%           100%
Gross profit                                    32%           44%           40%           35%            46%
Selling, general and administrative
  expenses                                      32%           36%           34%           27%            30%
Research and development expenses                7%            5%            3%            3%             3%
Asset and goodwill impairment                    6%           --%           --%           --%            --%
Operating income                              (13)%            3%            3%            5%            13%
Loss on sale of business                      (18)%           --%           --%           --%            --%
Impairment loss on securities                   --%           --%          (3)%           --%            --%
Other income/(expense)                         (1)%          (2)%          (2)%           --%           (1)%
Income (loss) before income taxes             (32)%            1%          (2)%            5%            12%
(Benefit) Provision for income taxes            --%           --%           --%            2%             5%
Net (loss) income                             (32)%            1%          (2)%            3%             7%

Fiscal Year 2003 Compared to Fiscal Year 2002


On December 31, 2003, we completed the sale of our Physical Evaluation business. The transaction was accomplished by the sale of all the issued and outstanding capital stock of JTech. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003 by and between us and Mr. Leonard C. Smith, a former employee, officer and director of the Company, for a purchase price of $1.2 million which was recorded as an "other receivable" at December 31, 2003. Cash of $1,129,500 was received on January 15, 2003. JTech withheld $70,500 of the purchase price until we satisfied certain obligations to JTech as set forth in the Stock Purchase Agreement. Such obligations include the requirement to deliver inventory, upon completion of production, and certain other equipment. Deferred revenue of $324,000 was recorded related to these obligations. Additionally, pursuant to the Stock Purchase Agreement, we may receive additional payments from the purchaser based upon specifically identified JTech product sales in 2004 and 2005. A loss on the sale of business in the amount of $4,692,445 was recorded and is shown separately on the 2003 consolidated statement of operations. Such loss consists of the write-off of goodwill and acquisition costs as well as the write-off of certain other JTech assets totaling approximately $242,000 and the accrual of legal costs associated with the transaction.

During the fourth quarter of 2003, we evaluated our business opportunities and modified our strategies to focus on our core market offerings of ambulatory enteral feeding and contract manufacturing services. In conjunction with this refocus of our business, on December 31, 2003, we completed the sale of JTech, our Physical Evaluation business. At the time of the sale, goodwill associated with JTech was stated at a net value of $5,199,419 on our balance sheet. Upon completion of the sale, the goodwill and the related accumulated amortization were removed from the balance sheet and the resulting loss is included in the 2003 consolidated statement of operations within the loss on sale of business.

Also in conjunction with this refocus, we re-evaluated as defined by SFAS No. 142 our reporting units and determined that the Therapeutics reporting unit, which had consisted of both our stationary and ambulatory enteral product lines, should be disaggregated such that the two product lines became separate reporting units because of the different market and sales practices of the stationary enteral product line and the change in focus. Therefore, in the fourth quarter of 2003, due to declining sales and cash flows relating to the stationary enteral product line, we determined that indicators of impairment existed related to this reporting unit. Upon completion of impairment testing we determined that the fair value of the stationary enteral reporting unit was less than the carrying value including goodwill. As such a goodwill impairment loss has been recognized in 2003 for this reporting unit in the amount of $841,352. This loss is included in "Asset and goodwill impairment" on the 2003 consolidated statement of operations.

As noted above, we modified our future business strategies in the fourth quarter of 2003. In conjunction with our business refocus, we also evaluated our long-lived assets to determine if indicators of impairment existed. Based upon our assessment of projected future cash flows related to our stationary enteral product line, we determined that impairment of the fixed asset value for our stationary enteral pumps existed. We recorded an impairment charge of $725,615, as reflected in the 2003 consolidated statement of operations within "Asset and goodwill impairment".

Revenue was $25,869,876 for the year ended December 31, 2003, compared to $25,495,733 for the prior year, a 1% increase. The increase in revenue over 2002 is largely due to an 8% increase in domestic sales of EnteraLite(R) ambulatory enteral nutrition delivery pump and disposable set products and an increase of approximately $950,000 in international sales of our enteral pumps, within our Therapeutics division. In addition, in our Applied Technology division revenue from manufactured products and engineering services increased over 7%. This revenue growth was partially offset by a 26% decline in orders for stationary enteral nutrition delivery pump disposable sets and weaker demand for Physical Evaluation products (now discontinued) that resulted in a decline in sales of approximately 17%.

The percentage of revenue generated from our proprietary products decreased when compared to revenue from contract manufacturing. In 2003, 60% of our revenue was derived from proprietary products marketed by us, in comparison to 62% in 2002. Sales of our Therapeutics products accounted for approximately 48% of total revenue for the year ended December 31, 2003, which is consistent with 2002. Sales from our Physical Evaluation product line accounted for approximately 12% of total revenue for the year ended December 31, 2003, compared to 14% for the year ended December 31, 2002. Forty percent of our revenue during 2003 was derived from products manufactured for and sold to our contract manufacturing customers, compared to 38% in 2002. This shift in revenue sources from our proprietary products to contract manufacturing customers in 2003 was primarily related to the decrease in stationary pump disposable revenue and the Physical Evaluation products revenue. During 2003 and 2002, no single customer accounted for over 10% of our revenue.


Our gross profit as a percentage of sales was 32% in 2003, compared to 44% in 2002. We attribute the decrease in gross profit percentage from 2002 to 2003 to the write-off of discontinued products and miscellaneous obsolete inventory in our Therapeutics division, downward pricing pressure related to some of our Therapeutics products, non-recurring manufacturing engineering costs associated with establishing new production lines in Applied Technology division, and the product mix delivered from our Applied Technology division during the years. We expect that our gross profit will increase to approximately 40% of gross revenue in 2004, when taking into consideration our anticipated product revenue mix and the implementation of the lean manufacturing process.

Selling, general, and administrative expenses decreased during 2003 to $8,316,822, 32% of sales, as compared to $9,124,197, 36% of sales in 2002.
Although we have reduced certain general and administrative costs, we continued to invest in building our domestic sales forces for the Physical Evaluation and Therapeutics divisions. Overall, sales and marketing expenses increased to $4,547,178, for 2003, from $3,996,993 in 2002. We expect that selling, general, and administrative expenses will decrease to approximately 30% of gross revenue in 2004, when taking into consideration the sale of the Physical Evaluation business on December 31, 2003.


We combine the resources of our full-time engineers with several independent contractors, to perform research and development projects. We invested $1,817,581 in 2003, $1,289,609 in 2002, and $932,731 in 2001 for research and development of new products. In 2003, research and development costs represented approximately 7% of our annual revenue, compared to 5% in 2002 and 3% in 2001. We are continuing our efforts to develop and introduce new proprietary products for our Therapeutics division and proprietary component technologies for our Applied Technology division. We expect research and development costs to be approximately 6% of revenue during 2004.

Depreciation and amortization expenses decreased to $1,582,120 in 2003 (excluding impairment) from $1,618,682 in 2002. As discussed above we recorded an impairment charge of $1,566,967 in 2003. See Note 1 of the Financial Statements under Goodwill, and Impairment of Long-Lived Assets for more information on the effect of the impairment.


Goodwill held by us represents the excess of the purchase price over the fair value of the tangible and other specifically identified intangible assets obtained in acquisitions by ZEVEX. The current value of goodwill included in the financial statements is $4,048,264 as of December 31, 2003.


We had an income tax benefit of $68,712 in 2003 compared to income tax expense of $5,216 in 2002. The change from 2002 to 2003 is primarily due to the loss before income taxes as described below. For 2003, our effective tax rate differed from the statutory rate largely as a result of an increase in our valuation allowance (see below), research and development tax credits, and permanent asset basis differences. For 2002, our effective tax rate differed from the statutory rate largely as a result of a reduction in our valuation allowance (see below), research and development tax credits, and charitable contribution deductions.

At December 31, 2003, we had net current deferred tax assets of $0. Realization of our gross deferred tax assets is dependent on our ability to generate taxable income in the year the assets are realized. Under FAS 109 Accounting for Income Taxes, guidance has been issued relating to cumulative losses in recent years. Under this guidance, when there is a cumulative pretax loss for financial reporting for the current and two preceding years and a company does not have objective planning strategies designed to realize its deferred tax assets, no deferred tax asset should be recognized. In following this guidance management has established a full valuation allowance for all deferred tax assets. ZEVEX, through the sale of the Physical Evaluation business in 2003, generated a pre-tax capital loss carryover of approximately $5,090,000 for federal and $4,693,000 for state purposes. In addition, in 2003, we had a pre-tax net operating loss carryforward in the amount of $1,609,000. Other net deferred tax assets at December 31, 2003 before the valuation allowance totaled $762,000. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowances annually.

During 2003 we had an operating loss of $3,377,575, compared to operating income of $706,183, 3% of revenue in 2002. We had a net loss of $8,277,542, compared to net income of $214,303, 1% of revenue in 2002. The net loss during 2003, as compared to the net income in 2002, is due to a number of factors, including,
(i) loss on the sale of our Physical Evaluation business in the amount of $4,692,445 (ii) the one-time impairment expense on fixed assets and goodwill relating to the stationary enteral pumps and disposable business of $1,566,967,
(iii) lower gross profit achieved in 2003 as our gross margin decreased from 44% in 2002 to 32% in 2003, (iv) increased selling and marketing expenses, and (v) increased research and development costs.


Our annual and quarterly operating results are affected by acceptance in the markets for our proprietary and contract manufactured products, including the volume and timing of customer orders, which vary due to (i) variation in demand for the customers' products or services as a result of, among other things, product life cycles, competitive conditions, and general economic conditions,
(ii) the customers' attempt to balance their inventory, (iii) the customers' need to adapt to changing regulatory conditions and requirements, and (iv) changes in the customers' preferences or strategies. Technical difficulties and delays in the design and manufacturing processes may also affect such results. The foregoing factors may cause fluctuations in revenue and variations in product mix, which could in turn cause fluctuations in our gross margin.

 Fiscal Year 2002 Compared to Fiscal Year 2001

Certain prior year amounts have been reclassified to conform to the current year presentation.


Revenue was $25,495,733 for the year ended December 31, 2002, compared to $29,882,075 for the prior year, a 15% decrease. The decrease in revenue was largely due to (i) the delay and decrease of several orders for contract-manufactured products, including those related to a customer which had reorganized its corporate structure through a spin-out from its parent, a customer which had been reducing inventory levels and safety stock, and a customer which delayed orders due to an issue not involving us, (ii) an overall decline in orders for stationary enteral nutrition delivery pump disposable sets, (iii) difficulty in maintaining a steady flow of contract manufacturing products upon completion of certain projects, and (iv) weaker demand for Physical Evaluation products, as clinicians were hesitant to make capital equipment purchases during a period of economic uncertainty.

We did experience, however, a number of developments that positively impacted revenue in 2002. During the second half of 2002 scheduled shipments of surgical handpieces and ultrasonic sensors increased compared to the first six months of 2002. Through the last three quarters of 2002, we continued our engineering on a time-and-materials development program for a mobile organ perfusion system. Further, during the fourth quarter of 2002 we experienced an increase in orders for private label enteral feeding pumps from a European customer. During 2002, revenue from the stationary enteral nutrition delivery pump disposable sets appeared to have stabilized, achieving sales of approximately $1 million in each quarter. Revenue of our Physical Evaluation products were greatest during the fourth quarter of 2002, when we achieved sales of $1 million.

The percentage of revenue generated from the marketing of our proprietary products increased when compared to revenue from contract manufacturing. In 2002, 62% of our revenue was derived from products marketed by us, in comparison to 56% in 2001. Sales of our Therapeutics products accounted for approximately 48% of total revenue for the year ended December 31, 2002, compared to 43% for the year ended December 31, 2001. Sales from our Physical Evaluation product line accounted for approximately 14% of total revenue for the year ended December 31, 2002, compared to 13% for the year ended December 31, 2001. Thirty-eight percent of our revenue during 2002 was derived from products manufactured for and sold to our contract manufacturing customers, compared to 44% in 2001. This shift in revenue sources from our contract manufacturing customers to proprietary products over the last three years has the benefit of decreasing the percentage of our revenue generated by a small number of major customers. During 2002 and 2001, no single customer accounted for over 10% of our revenue.

Our gross profit as a percentage of sales was 44% in 2002, compared to 40% in 2001. We attributed the increase in gross profit percentage from 2001 to 2002 to improvements in manufacturing and distribution efficiencies and the change in product mix delivered during the year.


Selling, general, and administrative expenses decreased during 2002 to $9,124,197, 36% of sales, as compared to $10,100,735, 34% of sales in 2002.
Although we decreased certain general and administrative costs, we invested in building our domestic sales forces for the Physical Evaluation and Therapeutics divisions. General and administrative expenses decreased in 2002, as 2001 included additional legal and professional costs incurred due to a record number of patent applications, and our response to the Office of the Inspector General's nationwide investigation into billing practices in the enteral device market. Also, expenses related to goodwill amortization were eliminated in 2002 with the adoption of SFAS No. 142 as of January 1, 2002. See Note 1 of the Financial Statements for more information on the effect of this accounting change.

We combined the resources of our full-time engineers with several independent contractors, to perform research and development projects during 2002 and 2001. We invested $1,289,609 in 2002, and $932,731 in 2001for research and development of new products. In 2002, research and development costs represented approximately 5% of our annual revenue, compared to 3% in 2001.


Depreciation and amortization expenses decreased to $1,618,682 in 2002, from $2,086,379 in 2001. The decrease is due to the elimination of goodwill amortization, as of January 1, 2002, with the adoption of SFAS No. 142. See Note 1 of the Financial Statements for more information on the effect of this accounting change.

Goodwill held by us in 2002 represented the excess of the purchase price over the fair value of the tangible and other specifically identified intangible assets obtained in acquisitions by ZEVEX. The value of goodwill included in the 2002 financial statements was $10,089,035, and represented approximately 35% of total assets.


We had income tax expense of $5,216 in 2002, compared to an income tax benefit of $99,507 for 2001. The change from 2001 to 2002 was primarily due to increased income before taxes as described above. For 2002, our effective tax rate differed from the statutory rate largely as a result of a reduction in our valuation allowance (see below), research and development tax credits, and charitable contribution deductions. For 2001, our effective tax rate differed from the statutory rate largely as a result of nondeductible goodwill amortization.


At December 31, 2002, we had net current deferred tax assets of approximately $349,000 and net non-current deferred tax liabilities of approximately $258,000. ZEVEX, through our sale of the Aborn corporate shell in 2001, generated a capital loss carryover of approximately $5,000,000. In 2001, a valuation allowance of $1,865,000 was established. In 2002, $50,000 of the carryover was utilized and the valuation allowance was reduced. Because we had not determined that it is more likely than not that the remaining carryover would be realized prior to its expiration, a valuation allowance was established for the remaining amount. During 2002, we made a charitable contribution of certain patent rights to an institution of higher education with a fair market value of $5,048,000. During 2002 a tax benefit of $11,944, as determined based upon applicable federal rates, was recognized for the charitable contribution. For income tax purposes, charitable contributions are only recognizable if a company has taxable income. A valuation allowance of approximately $1,870,000 was provided for the contribution carryover of $5,013,000 which was generated from the patent donation because we did not consider it to be more likely than not that this carryover would be utilized. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowances annually.

Operating income decreased to $706,183, 3% of revenue in 2002 compared to $1,018,832, 3% of revenue in 2001. We had net income of $214,303, 1% of gross revenue in 2002, compared to a net loss of $487,703, (2)% of revenue in 2001. The increase in net income during 2002, as compared to 2001, was due to a number of factors, including, (i) the one-time impairment loss on marketable securities in the amount of $917,628 in the third quarter of 2001, (ii) higher gross profit achieved in 2002, (iii) a reduction in interest expense from $1,059,593 to $543,340, due to decreased debt and lower interest rates in 2002, (iv) nonamortization of goodwill under SFAS No. 142, which was adopted as of January 1, 2002, and (v) the tax benefit derived from a capital loss, which, for state tax purposes, was treated as a net operating loss carryback for income tax purposes and resulted in a refund recognized in 2002. However, the impact of these changes was reduced by lower revenue during 2002.


Liquidity and Capital Resources

Our primary sources of liquidity have consisted of cash flow from operations, borrowings under our revolving line of credit, and the other financial arrangements described below. In some prior years, we also increased working capital through the issuance of stock and may do so in the future.

Cash flow provided from operating activities for 2003 was $2,309,913, compared to cash flow provided in 2002 of $4,074,874. In 2003, cash flow provided by operating activities was primarily associated with the reduction of accounts receivable due to better collection procedures and reduction in inventories as we continued to stream-line our purchasing process and implemented lean manufacturing processes. Cash flow used in investing activities during 2003 was $704,835 and relates primarily to the purchase of equipment used for manufacturing and additional capitalized patent expenses.

Cash flow provided from operating activities for 2002 was $4,074,874. In 2002, cash provided by operating activities was also primarily associated with the reduction of accounts receivable due to better collection procedures and reduction in inventories as we recognized the benefit of our manufacturing resource planning software. Cash flow used in investing activities during 2002 was $225,648 and relates primarily to the purchase of equipment used for manufacturing and offset largely as a result of the sale of securities held by us.

Our working capital at December 31, 2003, was $5,865,388, compared to $6,102,500 at December 31, 2002. Our decrease in working capital of $237,112 in 2003 was primarily due to the reduction of accounts receivable and inventories offset by an increase in the net other receivables related to the sale of the Physical Evaluation division and payment of current debt outstanding at December 31, 2002. The portion of working capital represented by cash and short-term investments at such dates was $668,089, and $0 respectively. The ratio of current assets to current liabilities increased to 2.25 to 1 at December 31, 2003 from 2.07 to 1 at December 31, 2002.

On December 31, 1998, we committed to pay up to $1,850,000 in cash and issued convertible debentures in the aggregate amount of $1,350,000 to Vijay Lumba and Harry Parmar as partial consideration for the acquisition of all issued and outstanding stock of Aborn. We completed the cash payment and issued the debentures in 1999. Amounts due under the convertible debentures were to be paid by January 6, 2002. On December 31, 1999, we committed to pay $950,000 in cash and issue convertible debentures in the aggregate amount of $950,000, due March 31, 2003, to Vijay Lumba and Harry Parmar as payment of the earn-out portion of the purchase price related to the acquisition of all issued and outstanding stock of Aborn. We completed the cash payment and issued the debentures in 2000. On December 31, 2001, we paid $556,030 in cash to the debenture holders and negotiated an extension of time, until January 6, 2003, to pay the remaining balance on the original debenture of $793,970, with all other terms remaining unchanged. We paid $788,970 in cash to the debenture holders on January 6, 2003, with the remaining balance of $950,000 paid on March 30, 2003.

On December 31, 1998, we committed to pay up to of $3,100,000 in cash and issued convertible debentures in the aggregate amount of $3,000,000 to Leonard Smith, Tracy Livingston, and David Bernardi as partial consideration for the acquisition of all issued and outstanding stock of JTech. We completed the cash payment and issued the debentures in 1999. Amounts due under the convertible debentures were to be paid by January 6, 2002. On December 31, 1999, we committed to pay $147,188 in cash and convertible debentures in the aggregate amount of $147,188 due March 31, 2002, to Leonard Smith, Tracy Livingston, and David Bernardi as payment of the earn-out portion of the purchase price related to the acquisition of all issued and outstanding stock of JTech. We completed the cash payment and issued the debentures in 2000. On December 31, 2001 we paid $968,000 in cash to the debenture holders and negotiated an extension of time, through January 6, 2003, to pay the remaining balance on the original debenture of $2,032,000, with all other terms remaining unchanged. We made a principal payment during 2002 of $2,179,188 in full payment of the debentures.

On December 31, 2003, we had a $6,000,000 open line of credit arrangement with a financial institution. The line was reduced to $3,000,000 in March 2004 and matures on May 29, 2004. We do not anticipate the need for the line of credit to exceed $3 million in the near future and expect that we will be able to renew our line of credit in May 2004. The line of credit is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate. We owed $1,810,970 on the line of credit at December 31, 2003 and $0 at December 31, 2002. As of March 26, 2003 we had paid off our line of credit. In the fourth quarter of 2003, we failed to meet certain financial covenants of our line credit. We received a waiver for such covenants, and these covenants were modified for the first three quarters of 2004, beginning with the quarter ending March 31, 2004.

On March 15, 2001, we entered into a Secured Financing Agreement with a bank in the amount of $1,500,000. The agreement is secured by our enteral feeding pumps, which were purchased from Nestle and are now manufactured by us. The proceeds from the agreement were used to reduce our line of credit balance. The agreement had a 36-month term, due on February 15, 2004, and bore interest at an annual rate of 8.24%. We paid off the financing agreement in March 2003, primarily using cash flow from operations and proceeds from our line of credit in the amount of $589,998.


On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by the Company's manufacturing facility. The proceeds from the Promissory Note were used to reduce the balance on the Company's line of credit. The note was due on May 15, 2003. The Term Loan Agreement was renegotiated effective May 15, 2003, is now due May 15, 2008, and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The outstanding balance at December 31, 2003, was $870,038, of which $50,430 is classified as current.

On October 30, 1996, the Company completed a transaction defined as "Murray City, Utah, Adjustable Rate Industrial Development Revenue Bonds, Series 1997 (ZEVEX, Inc. Project)" in the amount of $2,000,000. The bonds are secured by an irrevocable Letter of Credit issued by a bank, which is subject to expiration no later than May 30, 2008. The bonds bear interest at an adjustable rate based on the weekly tax-exempt floater rate, as determined by the remarketing agent. During 2003, the interest paid monthly ranged from 1.07% to 1.58% (APR), with and average rate for 2003 of 1.3%. The bonds mature on October 1, 2016. Principal reductions occur in the amount of $100,000 per year. The outstanding balance was $1,400,000 at December 31, 2003, of which $100,000 is classified as current.


The following is a summary of our long-term liabilities:

                                                     Payment Due by Period
                    -----------------------------------------------------------------------------------------
                                                More than   More than   More than   More than
   Contractual                     Less than     1- year     2- year     3- year     4- year     More than
    Obligation         Total        1 -year                                                       5- year
------------------- ------------- ------------- ----------- ----------- ----------- ----------- -------------
------------------- ------------- ------------- ----------- ----------- ----------- ----------- -------------

Line of Credit      $  1,810,970    $ 1,810,970  $    -      $    -     $     -     $    -       $    -

Industrial
 Development
  Bond                 1,400,000       100,000     100,000     100,000     100,000     100,000       900,000
Other
  Long-term              870,038        50,430      53,243      56,219      59,358     650,788             -
Capital Leases           122,950       122,950           -           -           -           -             -
                    ------------- ------------- ----------- ----------- ----------- ----------- -------------
                    ------------- ------------- ----------- ----------- ----------- ----------- -------------
Total                 $4,203,958   $ 2,084,350    $153,243    $156,219    $159,358    $750,788      $900,000
                    ============= ============= =========== =========== =========== =========== =============


Purchases of leasehold improvements to our facilities, self-manufactured enteral feeding pumps, new engineering, production, testing equipment, and tooling totaled $610,685 in 2003, as compared to $399,565 in 2002, and $1,233,843 in
2001. The amount invested during 2001 was primarily attributed to self-manufactured enteral feeding pumps.


Our expected principal capital requirements are working capital and investments in capital expenditures. We believe our sources of liquidity are sufficient for operations during the coming twelve months with our projected cash flows from operations and, if necessary, the availability of funds under our revolving line of credit.


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

We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are material to the portrayal of our financial statements and they require our most difficult, subjective, or complex judgments in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts


As a general policy, collateral is not required for accounts receivable; however, we periodically monitor the need for an allowance for doubtful accounts based upon expected collections of accounts receivable, historical bad debt rates, and specific identification of uncollectible accounts. Based on these factors, we record an allowance to provide for accounts that we believe may not be ultimately collectable. Additionally, customers' financial condition and credit worthiness are regularly evaluated. Historically losses on collections have not been material. As of December 31, 2003, we have recorded an allowance for bad debts of $185,000, approximately 4.6% of accounts receivable.


Product and Inventory Obsolescence


Rapid change and technological innovation characterize the marketplace for medical products. As a result, we and our customers are subject to the risk of product and inventory obsolescence, whether from prolonged development, government approval cycles, or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen. Accordingly, we write down inventory that we believe is in excess or obsolete. Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. As of December 31, 2003, we have reduced inventory by the amount of $254,000, which is approximately 6% of gross inventories.


Sales Returns and Warranty


We record a provision for estimated sales returns and allowances and warranty reserve on products we have sold. These estimates are based on historical sales returns and warranty expenses and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns and warranty expenses, revenue could be overstated or understated and expenses could be understated or overstated. We have recorded a sales return and warranty expense allowance in the amount of $85,000 as of December 31, 2003.


Revenue Recognition

We recognize revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made and title has passed, and collectibility is reasonably assured. If such criteria are not met, revenue is deferred.

Contracts to perform engineering design and product development services are generally performed on a time and materials basis. Revenue generally is recognized as milestones are achieved.

We account for revenue from software transactions pursuant to SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9. SOP No. 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. Under SOP No. 97-2, the determination of fair value is based on objective evidence, which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. As of December 31, 2003 we sold our Physical Evaluation business and no longer sell software or related services.


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


In accordance with SFAS No. 142 goodwill and indefinite-lived intangible assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach, rather than the undiscounted cash flows approach previously required. We are annually required to complete Step 1 (determining and comparing the fair value of our reporting units to their carrying values) of the impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value, involves the calculation of the implied fair value of goodwill. We completed Step 1 of the impairment assessment for each reporting unit at its annual impairment testing date. At that time, based upon our valuation procedures, we determined that the fair value of the reporting units exceeded their carrying values. As such, we were not required to complete Step 2 of the impairment test and no impairment loss was recognized at that time.

During the fourth quarter of 2003, we evaluated our business opportunities and modified our strategies to focus on our core market offerings of ambulatory enteral feeding and contract manufacturing services. In conjunction with this refocus, we re-evaluated our reporting units and determined that the Therapeutics reporting unit, which had consisted of both our stationary and ambulatory enteral product lines, should be disaggregated such that the two product lines became separate reporting units because of the different market and sales practices of the stationary enteral product line. In the fourth quarter of 2003, due to declining revenue and cash flows relating to the stationary enteral product line, we determined that indicators of impairment existed related to this reporting unit and again completed Step 1 of the impairment test. Upon completion of Step 1, we determined that the fair value of the stationary enteral reporting unit was less than the carrying value including goodwill. As such we completed Step 2 of the impairment assessment and a goodwill impairment loss has been recognized in 2003 for this reporting unit in the amount of $841,352. This loss is included in "Asset and goodwill impairment" on the consolidated statement of operations.


Due to the significant changes to our overall business strategies, we also performed an analysis in the fourth quarter of 2003 to determine if any indicators of impairment existed related to the Applied Technology reporting unit. We determined that our impairment test performed as part of our annual impairment analysis continued to be appropriate and no impairment loss was required.


In the fourth quarter of 2003 we also evaluated our long-lived assets to determine if indicators of impairment existed. Based upon our assessment of cash flows related to our stationary enteral product line, we determined that impairment of the fixed asset value for our stationary enteral pumps existed. We recorded an impairment charge of $725,615, as reflected in the 2003 consolidated statement of operations within "Asset and goodwill impairment".


Net intangible assets and goodwill amounted to approximately $4.4 million as of December 31, 2003. Net fixed assets amounted to approximately $4.8 million as of December 31, 2003.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore our deferred tax asset may not be ultimately realized. As of December 31, 2003 a full valuation has been recorded for all deferred tax assets.

New Accounting Pronouncements

In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for us on January 1, 2003. We adopted SFAS No. 146 effective January 1, 2003. As expected, the adoption of SFAS No. 146 did not have a material impact on the consolidated financial position or consolidated results of operations of ZEVEX.

In November of 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This issue addresses certain aspects of accounting for arrangements whereby a vendor performs multiple revenue-generating activities. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. We adopted EITF No. 00-21 in the third quarter which began on July 1, 2003. The adoption of this statement did not have a material impact on the consolidated financial position or consolidated results of operations of ZEVEX.

Quarterly Financial Data

The following table sets forth a summary of our quarterly income statement data for the fiscal years ended December 31, 2003 and 2002.

Summary of Quarterly Data
                   12/03       9/03        6/03       3/03       12/02        9/02       6/02        3/02
                 ----------- ---------- ----------- ---------- ----------- ----------- ---------- -----------
                 ----------- ---------- ----------- ---------- ----------- ----------- ---------- -----------

Revenue          $6,266,142  $6,125,757 $6,829,793  $6,648,184 $7,070,368  $6,525,270  $5,804,441 $6,095,654
Gross profit        912,463  1,939,764   2,691,617  2,779,951   3,254,364   2,698,272  2,535,134   2,632,219
Impairment loss
                  1,566,967         --          --         --          --          --         --          --
Loss on sale
of business       4,692,445         --          --         --          --          --         --          --
Net (loss)
income           (8,019,543) (407,328)    (28,107)    177,436      30,887      56,256      4,784     122,376
EPS basic            (2.36)      (.12)       (.01)        .05         .01         .02        .00         .04
EPS diluted          (2.36)      (.12)       (.01)        .05         .01         .02        .00         .04


FACTORS THAT MAY AFFECT FUTURE RESULTS
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

The disclosure and analysis set forth in this 2003 Form 10-K contain certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and future financial results. From time to time, we also provide forward-looking statements in other publicly-released materials, both written and oral. These statements are statements that do not relate strictly to historical or current facts. When used in this report or our other publicly-released materials, the words such as "plans," "expects," "will," "estimates," "believes," "projects," "anticipates" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In all cases, a broad variety of risks and uncertainties, known and unknown, as well as inaccurate assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, while such statements represent our current views, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by us in our subsequent filings pursuant to the Securities Exchange Act of 1934, as amended. Furthermore, in accordance with the Private Securities Litigation Reform Act of 1995, we provide the following cautionary statements, identifying factors that could cause our actual results to differ materially from expected and historical results. It is not possible to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties, and inaccurate assumptions.

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


         Competitive Environment. The medical device industry is highly competitive and subject to significant technological change. Participation in such industries requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. These industries consist of numerous companies, ranging from start-up to well-established companies. Many of our customers have a limited number of products, and some market only a single product. As a result, any adverse development with respect to these customers' products may have a material adverse effect on the business and financial condition of such customers, which may adversely affect those customers' ability to purchase and pay for their products manufactured by us. The competitors and potential competitors of our customers may succeed in developing or marketing technologies and products that will be preferred in the marketplace over the devices manufactured by us for our customers or that would render our customers' technology and products obsolete or noncompetitive.


         Emerging Technology Companies. A number of our customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staff and facilities, and substantially greater experience in developing new products, obtaining regulatory approvals, and manufacturing and marketing medical products. Approximately three customers, representing 8% of our revenues in fiscal year 2003, were, in our opinion, emerging medical technology companies. These customers may not be successful in launching and marketing their products, or may not respond to pricing, marketing, or other competitive pressures or the rapid technological innovation demanded by the marketplace. As a result, these customers may experience a significant drop in product revenues, which may hamper their ability to continue as our customer or even pay for services and products that we have already delivered.

         Customer Regulatory Compliance. The FDA regulates many of the devices manufactured by us under the FDC Act, which requires certain clearances from the FDA before new medical products can be marketed. There can be no assurance that our customers will obtain such clearances on a timely basis, if at all. The process of obtaining a PMA or a 510(k) clearance from the FDA could delay the introduction of a product to market. A customer's failure to comply with the FDA's requirements can result in the delay or denial of its PMA. Delays in obtaining a PMA are frequent and could result our customers delaying or canceling orders to us. Many products never receive a PMA. Similarly, 510(k) clearance may be delayed, and in some instances, 510(k) clearance is never obtained.

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

         Uncertain Market Acceptance of Products. There can be no assurance that the products that we design and manufacture for our customers will gain any significant market acceptance, even if required regulatory approvals are obtained. Some of our customers, especially emerging technology companies, have limited or no experience in marketing their products and have not made marketing or distribution arrangements for their products. Our customers may be unable to establish effective sales, marketing, and distribution channels to successfully commercialize their products.

         Product and Inventory Obsolescence. Rapid change and technological innovation characterize the marketplace for medical products. As a result, ZEVEX and our customers are subject to the risk of product and inventory obsolescence, whether from prolonged development, government approval cycles, or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen.

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

          Uncertainty of Market Acceptance of Out-Sourcing Manufacturing of Medical Devices

We believe that acceptance in the marketplace for out-sourcing of design and manufacturing of advanced medical products for medical technology companies varies from year to year and is still uncertain. Many of our potential customers have internal design and manufacturing facilities. Our engineering and manufacturing activities require that customers provide us with access to their proprietary technology and relinquish the control associated with internal engineering and manufacturing. As a result, potential customers may decide that the risks of out-sourcing engineering or manufacturing are too great or exceed the anticipated benefits of out-sourcing. In addition, medical technology companies that have previously made substantial investments to establish design and manufacturing capabilities may be reluctant to out-source those functions. If the medical technology industry generally, or any significant existing or potential customer, concludes that the disadvantages of out-sourcing manufacturing outweigh the advantages, we could suffer a substantial reduction in the size of one or more of our current target markets, which could have a materially adverse effect on our business, results of operations, and financial condition.

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

         Dependence on Major Customers

No assurances can be given that our customers will continue to do business with us or that the volume of their orders for our contract manufactured devices and proprietary products will increase or remain constant. The loss of several customers, or a significant reduction in the volume of their orders to us, could have a material adverse impact on our operations. In addition, if one or more of these customers were to seek and obtain price discounts from us for our contract manufactured devices or proprietary products, the resulting lower gross margins on those devices and products could have a materially adverse effect on our overall results of operations. If any customer with whom we do a substantial amount of business were to encounter financial distress, the customer's lateness, unwillingness, or inability to pay its obligations to us could result in a materially adverse effect on our results of operations and financial condition.

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

We are subject to substantial risks involved in developing and marketing medical products that are regulated by the FDA and comparable foreign agencies. There can be no assurance that we will obtain the necessary FDA or foreign clearances on a timely basis, if at all. As discussed above, commercialized medical products are subject to further regulatory restrictions, which may adversely affect us. Changes in existing laws and regulations or policies could adversely affect our ability to comply with regulatory requirements.

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

         Product Development

Our success will depend to a significant extent upon our ability to enhance and expand our current offering of proprietary products and to develop and introduce additional innovative products that gain market acceptance. While we maintain research and development programs and have established various Technical Advisory Boards to assist us, there is no assurance that we will be successful in selecting, developing, manufacturing, and marketing new products or enhancing our existing products on a timely or cost-effective basis. Moreover, we may encounter technical problems in connection with our efforts to develop or introduce new products or product enhancements. Some of the devices currently being developed by us (as well as devices of some of our customers) will require significant additional development, pre-clinical testing and clinical trials, and related investment prior to their commercialization. There can be no assurance that such devices will be successfully developed, prove to be safe or efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs, or be successfully marketed.

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

         Expansion of Marketing; Limited Distribution

We currently have a limited domestic direct sales force consisting of seventeen full-time employees, complemented by a network of clinical support personnel. We anticipate that we will need to increase our marketing and sales capability significantly to more fully penetrate our target markets, particularly as additional proprietary devices become commercially available. There can be no assurance that we will be able to compete effectively in attracting and retaining qualified sales personnel or independent manufacturer's representatives as needed or that such persons will be successful in marketing or selling our services and products.

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

         Dependence Upon Management

ZEVEX is substantially dependent upon our key managerial, technical and engineering personnel, particularly our two executive officers, David McNally, President and Chief Executive Officer, and Phillip McStotts, Chief Financial Officer and Secretary/Treasurer. ZEVEX must also attract and retain highly qualified engineering, technical, and managerial personnel. Competition for such personnel is intense, the available pool of qualified candidates is limited, and there can be no assurance that we will attract and retain such personnel. The loss of our key personnel could have a material adverse effect on our business, results of operations, and financial condition. None of our key personnel have employment agreements with ZEVEX.

We carry key-man life insurance on the lives of our Chief Executive Officer and Chief Financial Officer in the amount of $2,000,000 each. No assurances can be given that such insurance would provide adequate compensation to ZEVEX in the event of the death of either key employee.

         Patent Protection

As of December 31, 2003, we held eighteen U.S. patents and fourteen international patents on devices developed by us, with fourteen additional U.S. patents and twenty international patents pending. Such patents disclose certain aspects of our technologies and there can be no assurance that others will not design around the patent and develop similar technology. We believe that our devices and other proprietary rights do not infringe on any proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

         Control by Management and Certain Major Shareholders


As of March 15, 2004, the current executive officers and directors of ZEVEX, together with those persons who are the beneficial owners of more than 5% of ZEVEX' Common Stock, beneficially own or have voting control over approximately 20% of the outstanding Common Stock. Accordingly, these individuals have the ability to influence the election of ZEVEX' directors and most corporate actions. This concentration of ownership, together with other provisions in ZEVEX' charter and applicable corporate law, may also have the effect of delaying, deterring, or preventing a change in control of ZEVEX.


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

         Customer Conflicts

The medical technology industry reflects vigorous competition among its participants. As a result, our customers sometimes require us to enter into non-competition agreements that prevent us from manufacturing instruments or components for our customers' competitors in certain fields of use. Such restrictions generally apply during the term of the customer's manufacturing contract and, in some instances, for a period following termination of the contract. If we enter into a non-competition agreement, we may be adversely affected if our customer's product is not successful and we must forgo an opportunity to manufacture a successful product for such customer's competitor. Any conflicts among our customers could prevent or deter us from obtaining contracts to manufacture successful products.

        Future Capital Requirements

We believe that our existing capital resources and amounts available under our existing bank line of credit, will satisfy our anticipated capital needs for the next year (depending primarily on our growth rate and our results of operations). The commercialization of proprietary products, which is an element of our growth strategy, would require increased investment in working capital and could therefore shorten this period. Thereafter, we may be required to raise additional capital or increase our borrowing capacity, or both. There can be no assurance that alternative sources of equity or debt will be available in the future or, if available, will be on terms acceptable to us. Also, any additional equity financing would result in additional dilution to our shareholders.

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

         Volatility of Revenue and Product Mix

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

         Limited Market for Common Stock

Historically, the market for ZEVEX' Common Stock has been limited due to the relatively low trading volume and the small number of brokerage firms acting as market makers. ZEVEX' Common Stock is listed on the NASDAQ Stock Market. No assurance can be given, however, that the market for the Common Stock will continue or increase or that the prices in such market will be maintained at their present levels.

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

         Issuance of Additional Shares for Acquisition or Expansion

Any future major acquisition or expansion by us may include the issuance of additional common shares or other stocks or instruments that may be authorized without shareholder approval. The issuance of subsequent securities may also result in substantial dilution in the percentage of the Common Stock held by existing shareholders at the time of any such transaction. Moreover, the shares or warrants issued in connection with any such transaction may be valued by our management based on factors other than the trading price on the NASDAQ Stock Market.

         Impact of Anti-Takeover Measures; Possible Issuance of Preferred Stock; Classified Board

Certain Provisions of our Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may have the effect of preventing, discouraging, or delaying a change in the control of ZEVEX and may maintain the incumbency of our Board of Directors and management. Such provisions could also limit the price that certain investors might be willing to pay in the future for shares of ZEVEX Common Stock. Pursuant to our Certificate of Incorporation, the Board of Directors is authorized to fix the rights, preferences, privileges, and restrictions, including voting rights, of unissued shares of ZEVEX Preferred Stock and to issue such stock without any further vote or action by our stockholders. The rights of the holders of ZEVEX Common Stock will be subject to and may be adversely affected by the rights of the holders of any Preferred Stock that may be created and issued in the future.

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

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our line of credit, currently with a balance of $1,810,970 and our industrial development bond of $1,400,000. Principal payments of $100,000 are made annually on the industrial development bond, with the balance due October 1, 2016. The variable rate on the line of credit is the prime bank lending rate, and the variable rate on the industrial development bond is based on a weekly tax-exempt floater rate. The line of credit matures annually in May. At December 31, 2003, the above debt represented 91.7% of our total short-term funded debt and 61.3% of our total long-term funded debt compared with 2.9% short-term funded debt and 84.2% long-term funded debt at December 31, 2002. For illustrative purposes only, the impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for both our variable rate debt and cash. Based on hypothetical assumption, we would have incurred an additional $35,000 in interest expense and received $4,000 in additional interest income for the year ended December 31, 2003, and an additional $19,000 in interest expense and received $9,000 in additional interest income for the year ended December 31, 2002.


We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact on our fixed rate debt, which includes our term loan agreement, with a balance of $870,038 as of December 31, 2003, which is due on May 15, 2008 and is being amortized over a thirteen-year term at an interest rate of 5.4%.

Additionally, we held marketable equity securities with a fair value of $88,000 at December 31, 2003, consisting of stock of a public company in the small-cap market. We realized an "other-than-temporary" loss on available-for-sale marketable securities in the third quarter ending September 30, 2001 and the year ended December 31, 2001 of $917,628. Gross unrealized gains on marketable equity securities were $3,067 for the year ended December 31, 2003. We did not hold any marketable securities at December 31, 2002. Gross unrealized gains on marketable equity securities were $32,180 for the year ended December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ZEVEX' financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, are included beginning at page 53, immediately following Item 15.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no changes in or disagreements with our independent auditors with regard to accounting or financial disclosures.

ITEM 9A   CONTROLS AND PROCEDURES

As of December 31, 2003, our management, including our CEO and CFO, evaluated the effectiveness of our "disclosure controls and procedures" (the controls and other procedures for recording, processing, summarizing and reporting on a timely basis the information required to be disclosed in the periodic reports that we file with the U.S. Securities and Exchange Commission). Based on that evaluation, and subject to the limitations noted below, our management concluded that our disclosure controls and procedures are effective to ensure that material information about us and our subsidiaries is made known to management by others in our company on a timely basis for preparation of our periodic reports. While we believe our disclosure controls and procedures are effective, we note that controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls and procedures are met. There are inherent limitations, including the possibility that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake, or that a person may circumvent the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There have been no significant changes in our internal control over financial reporting during the fourth quarter of 2003 or in other factors that could significantly affect those controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age, and principal position of each director and executive officer, as well as the expiration of each director's term of office.

---------------------------- ------ --------------------------------------------------------- -------------
                                                                                               Expiration
Name                         Age    Position                                                    of Term
---------------------------- ------ --------------------------------------------------------- -------------
---------------------------- ------ --------------------------------------------------------- -------------

David J. McNally              42    Chief Executive Officer, President, and Chairman              2006

Phillip L. McStotts           46    Chief Financial Officer, Secretary/Treasurer, and             2005
                                    Director

Bradly A. Oldroyd             46    Director                                                      2006

David B. Kaysen               53    Director                                                      2005

Dan Robertson                 56    Director                                                      2005

John T. Lemley                60    Director                                                      2004

Richard L. Shanaman           68    Director                                                      2004

---------------------------- ------ --------------------------------------------------------- -------------

Our executive officers serve at the discretion of the Board of Directors. None of the executive officers has an employment agreement with us. Certain biographical information with respect to each of the officers and directors is set forth below. David J. McNally is one of our founders and has served as our Chief Executive Officer and Chairman since September 2000. Prior to September 2000, Mr. McNally served as our Executive Vice President and as a director since our inception in 1986. He also serves as CEO and director of our wholly-owned subsidiary, ZEVEX Inc. Mr. McNally was an Ernst & Young Entrepreneur of the Year Finalist in 1998, and again in 1999. Prior to joining us, he was employed by EDO Corporation in Salt Lake City, Utah as a marketing manager from 1985 to 1987. From 1984 to 1985, Mr. McNally was employed by Physical Acoustics Corporation, a Princeton, New Jersey based manufacturer of acoustic testing systems, as its regional sales manager for the Southeastern United States. From 1983 to 1984, he was employed by Hercules, Inc., in Magna, Utah, as an advanced methods development engineer. Mr. McNally received a Bachelor of Science Degree in Mechanical Engineering from Lafayette College in May 1983 and an Executive Master of Business Administration Degree from the University of Utah in June 1992.

Phillip L. McStotts is one of our founders and has served as our CFO, Secretary, and Treasurer, and as a director since our inception. He also serves as a director of our wholly-owned subsidiary, as CFO, Secretary and Treasurer of ZEVEX Inc. Mr. McStotts was an Ernst & Young Entrepreneur of the Year Finalist in 1998, and again in 1999. Mr. McStotts was a practicing CPA running his own professional corporation, Phillip L. McStotts, CPA P.C., from 1986 to 1992. Prior to starting his own firm, Mr. McStotts was employed from 1985 to 1986 as an accountant with the Salt Lake City firm of Chachas & Associates, where he was a tax manager. He has also worked in the tax departments of the regional accounting firms of Pearson, Del Prete & Company, and Petersen, Sorensen & Brough. Mr. McStotts received a Bachelor of Science Degree in Accounting from Westminster College in May 1980, and received a Master of Business Administration Degree in Taxation from Golden Gate University in May 1982.

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

David B. Kaysen has been a director since November 2000. Mr. Kaysen has served since December 2002 as President, Chief Executive Officer, and Director of Diametrics Medical, Inc. a publicly traded (OTCBB: DMED.OB) manufacturer and marketer of critical care blood analysis systems that provide continuous diagnostic results at the point-of-care. From 1992 to 2002, Mr. Kaysen served as Chief Executive Officer, President, and director of Rehabilicare Inc., since renamed Compex Technologies, Inc. a publicly traded (NASDAQ: CMPX) manufacturer and marketer of electromedical rehabilitation and pain management products for clinician, home and industrial use. From 1989 to 1992, Mr. Kaysen served as Executive Vice President for Emeritus, a company that developed and marketed clinical assessment software for the nursing home industry. Mr. Kaysen also served as President and CEO of Surgidyne, Inc., which markets specialty medical and surgical products, from 1988 to 1989. From 1986 to 1988, Mr. Kaysen was Vice President of Marketing for Red Line/XVIIIB Medimart, a medical product distributor. Mr. Kaysen also served in various general management positions with American Hospital Supply Corporation from 1974 to 1986. Mr. Kaysen currently serves as a director on the Board of American Telecare, Inc., a privately held company that markets home telemedicine products and Medical CV, Inc. a publicly traded (OTCBB: MDCVU) manufacturer and marketer of mechanical heart valves. Mr. Kaysen graduated with a Bachelor of Science Degree in Business Administration from the University of Minnesota in 1972.

Dan Robertson, has been a director since April 2002. Mr. Robertson is a Managing Director of Insurance Offices of America, where he has been responsible for managing reinsurance relationships and risk sharing programs since 2001. From 1997 to 2001, Mr. Robertson was Senior Vice President of Protegrity Services Inc., where he developed comprehensive insurance products and underwriting programs with national carriers and reinsurers. From 1992 to 1997, Mr. Robertson was President of Berkley Risk Managers, a full service risk management company within the W.R. Berkley Group. Prior to 1992, Mr. Robertson was Field Operations Vice-President in charge of CIGNA Corporation's network of workers compensation claim-management centers. Mr. Robertson graduated with a Bachelor of Science Degree in Psychology from Arizona State University in 1970.

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

Richard L. Shanaman, has been a director since February 2003. Mr. Shanaman is retired. From 1987 to 2003, Mr. Shanaman served as a Director of Lombard Investments, a San Francisco, California-based Private Equity fund with $1.2 billion under management. Mr. Shanaman is highly regarded in business circles throughout the Western United States as the founder of the first venture capital fund in Utah, Utah Ventures, where he served as both General and Limited Partner. From 1978 to 1983 Mr. Shanaman served as Vice-Chair, Chief Financial Officer and Treasurer of American Stores, a NYSE company, prior to its merger with Albertsons. Mr. Shanaman also currently serves as a director of TruVision, a privately held company that markets vision care services through health plans nationwide and Western Electronics, a tier II contract manufacturer. Mr. Shanaman graduated with a Bachelor of Science Degree in Economics from Dartmouth College in 1958, and a Degree in Credit and Finance Management from Stanford University in 1969.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and 10% shareholders to file with the Securities and Exchange Commission and with Nasdaq initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during 2003 all directors, executive officers, and 10% shareholders complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

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

AUDIT COMMITTEE FINANCIAL EXPERT


The Board of Directors has determined that both John T. Lemley and Richard L. Shanaman qualify as an "Audit Committee Financial Expert" as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended and that each member of the Audit Committee is independent within the meaning under Nasdaq Stock Market rules.


CODE OF ETHICS


On March 6, 2003, the board of directors adopted a Code of Ethics for its officers and directors ("Code of Ethics for Officers and Directors"). On March 6, 2003, we also adopted a Code of Ethics for our non-officer employees ("Code of Ethics for Non-officer Employees"). The Code of Ethics for Officers and Directors Code of Ethics for Non-officer Employees meets the requirements of the SEC. A copy of this Code of Ethics can be found on our web site at www.zevex.com. We will also post any amendment to or waiver from the Code of Ethics for Officers and Directors on that site.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation we paid to each of our executive officers during the three-year period ended December 31, 2003.

SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                       Annual Compensation                                 Awards          Payouts
              ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
           (a)               (b)      (c)       (d)        (e)        (f)        (g)         (h)       (i)
                                                                     Other    Restricted Securities    All
Name and                                                 Annual      Stock    Underlying    LTIP      Other
Principal Position          Year    Salary     Bonus      Comp.     Awards     Options     Payouts    Comp.
------------------          ----    ------     -----      -----     ------     -------     -------    -----
David J. McNally            2003   $203,639   $0        0          0          20,000      0          $6,000(*)
Chief Executive Officer     2002   $194,543   $0        0          0          40,000      0          $4,161(*)
President, Chairman         2001   $185,500   $7,500    0          0          0           0          $5,250(*)



Leonard C. Smith            2003   $186,553   $0        0          0          20,000      0          $6,000(*)
Sr. Vice President          2002   $181,931   $20,000   0          0          40,000      0          $6,000(*)
                            2001   $175,000   $0        0          0          0           0          $5,250(*)

Phillip L. McStotts         2003   $177,184   $0        0          0          20,000      0          $6,000(*)
Chief Financial Officer     2002   $172,030   $15,000   0          0          40,000      0          $4,161(*)
Secretary/Treasurer         2001   $165,000   $0        0          0          0           0          $5,250(*)


(*) Represents the amount we paid as a contribution to the ZEVEX 401(k) Pension and Profit Sharing Plan on the officer's behalf.

Mr. Smith resigned as an officer of the Company Rate effective December 31, 2003 (See Item 13. Certain Relationships and Related Price Transactions)

The following table sets forth certain information relating to options granted in 2003 to named executive officers to purchase shares of our common stock under the ZEVEX Stock Option Plan.

OPTIONS GRANTS IN LAST FISCAL YEAR

                                Individual Grants
                                       Percent Of
                         Number Of       Total
                         Securities     Options/
                         Underlying       SARs
                          Options/     Granted To
                            SARs       Employees     Exercise Or
                          Granted      In Fiscal     Base Price    Expiration
         Name               (#)           Year         ($/Sh)         Date         5% ($)        10% ($)
         (a)                (b)           (c)            (d)           (e)          (f)            (g)
----------------------- ------------- ------------- -------------- ------------ ------------- ---------------
----------------------- ------------- ------------- -------------- ------------ ------------- ---------------
David J. McNally           20,000        19.51%         $1.90       1/3/2010      $15,470        $36,051
Phillip L. McStotts        20,000        19.51%         $1.90       1/3/2010      $15,470        $36,051
Leonard C. Smith           20,000        19.51%         $1.90       1/3/2010      $15,470        $36,051


Effective January 3, 2003, the Compensation Committee approved the grant of Common Stock purchase options for 20,000 shares each to Messrs. McNally, McStotts, and Smith. The options vest over a period of four years. The options are exercisable at $1.90 per share.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

The following table sets forth the options exercised during the year ended December 31, 2003, by each executive officer of ZEVEX and the value of options held by such persons at such year-end.

                                                                                 Value of
                                                        Number of                Unexercised
                                                        Unexercised              In-the-Money
                                                        Options at               Options at
                                                        FY-End                   FY-End
                           Shares
Name and                   Acquired        Value        Exercisable/             Exercisable/
Principal Position         or Exercised    Realized     Unexercisable            Unexercisable
David J. McNally
Chief Executive Officer          0           0          46,250/83,750            $8,300/$66,500

Leonard C. Smith
Sr. Vice President               0           0          80,000/60,000            $8,300/$66,500

Phillip L. McStotts
Secretary/Treasurer              0           0          46,250/83,750            $8,300/$66,500

Of the unexercised options listed above for each of Messrs. McNally and McStotts, 30,000 were granted effective on January 1, 1999 and expire on January 7, 2005. The exercise price on such options is $5.00. Of the unexercised options listed above for Mr. Smith, 40,000 were granted, effective on January 5, 1999 and expired on January 4, 2004. The exercise price on such options is $4.875. Of the unexercised options listed above for each of Messrs. McNally, Smith and McStotts, 40,000 were granted effective on November 27, 2000 and expire on November 27, 2007. The exercise price on such options is $4.75. Of the unexercised options listed above for each of Messrs. McNally, Smith and McStotts, 40,000 were granted effective on January 17, 2002 and expire on January 17, 2009. The exercise price on such options is $3.15. Of the unexercised options listed above for each of Messrs. McNally, Smith and McStotts, 20,000 were granted effective on January 3, 2003 and expire on January 3, 2010. The exercise price on such options is $1.90. The value of the unexercised options was determined by reference to the closing sales price for ZEVEX' Common Stock on the NASDAQ Stock Market as of December 31, 2003, which was $3.98.

Mr. Smith resigned as an officer of the Company effective December 31, 2003 (See
Item 13. Certain Relationships and Related Transactions). Mr. Smith has 90 days from that date to exercise his vested , unexpired options.


COMPENSATION OF DIRECTORS

We pay each director who is not an employee of ZEVEX or its subsidiaries a director's fee of $2,000 per quarter and a committee member fee of $1,000 per year for each committee on which the director serves. Each director is also granted 10,000 stock options upon first being elected to the board, with 25% vesting on an annual basis over four years, in addition to being granted 2,500 stock options annually, which vest one year after issue, while a member of the Board of Directors. Although we may also issue stock options to directors who are employees for their service as directors, these employee directors currently receive no additional compensation for serving as directors or for attending meetings of directors or shareholders.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee of our Board are David B. Kaysen, Bradly A. Oldroyd, and Dan Robertson. No member of our Board's Compensation Committee is or was formerly an officer or an employee of ZEVEX. No interlocking relationship exists between our Board and its Compensation Committee and the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.


TERMINATION OF EMPLOYMENT AND CHANGE-OF- CONTROL ARRANGEMENTS

Messrs. McNally and McStotts, have entered into Executive Severance Package Agreements with ZEVEX that provide for certain benefits to be paid to the executive under circumstances following a change-in-control. In the event that ZEVEX experiences a "change-in-control" (as defined by the Executive Severance Package Agreement) and the executive is terminated without "cause", or if he is "constructively terminated" within eighteen months following a change-in-control, or a relocation of executive's principal office of more than 50 miles is required, the executive will receive the following benefits:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of ZEVEX' Common Stock (par value $0.001) as of March 15, 2004, by (i) each person (or group of affiliated persons) who is known by ZEVEX to beneficially own more than 5% of the outstanding shares of ZEVEX' Common Stock,
(ii) each director and executive officer of ZEVEX, and (iii) all executive officers and directors of ZEVEX as a group. As of such date, ZEVEX had a total of 3,400,964 shares of Common Stock outstanding. Unless indicated otherwise, the address for each officer, director and 5% shareholder is c/o ZEVEX International, Inc., 4314 ZEVEX Park Lane, Salt Lake City, Utah 84123.


                                             Number of               Percent
 Name                                       Shares Owned            Of Class(1)
 ----------------                           ------------            -----------

David J. McNally(2)                            303,448                 8.8%

E*Capital Corporation(3)                       275,530                 8.1%

Phillip L. McStotts. (4)                       210,650                 6.1%

Bradly A. Oldroyd(5)                            20,500                    *

David B. Kaysen(6)                              12,500                    *

John T. Lemley(7)                               12,500                    *

Dan M. Robertson(8)                              7,500                    *

Richard L. Shanaman(9)                           4,500                    *

All Officers and Directors
As a Group (2) (4) (5) (6) (7) (8) (9)         571,598                 16.0%

*Less than 1%

(1) For purposes of the table, "beneficial ownership" includes stock that a shareholder has the right to acquire pursuant to options or rights of conversion within 60 days of March 15, 2004. The percentage ownership for each shareholder is calculated assuming that all the stock that could be so acquired by that shareholder within 60 days, by option exercise or otherwise, has in fact been acquired and that no other shareholder has exercised a similar right to acquire additional shares. Except as indicated otherwise below, the shareholder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Chief Executive Officer, President and Chairman. Includes 240,198 shares of Common Stock held directly, 61,250 shares of Common Stock issuable upon exercise of options held by Mr. McNally that are currently exercisable or will become exercisable within 60 days, and 2,000 shares held by Mr. McNally as custodian for his child. Excludes 68,750 shares of Common Stock issuable upon exercise of options held by Mr. McNally that are not currently exercisable and will not become exercisable within 60 days.

(3) This information is based on Schedule 13G filed February 10, 2003, with the SEC by E*Capital Corporation, a California Corporation, and certain of its affiliates. Includes 133,500 of such shares of Common Stock held by E*Capital Corporation, 62,300 shares of Common Stock held by Edward W. Wedbush, and 19,700 shares of Common Stock held by Wedbush Morgan Securities, Inc. Edward W. Wedbush is the Chairman of E*Capital Corporation and owns a majority of the outstanding shares of E*Capital Corporation. Edward W. Wedbush is the President and Chief Executive Officer of Wedbush Morgan Securities, Inc. E*Capital Corporation owns a majority of the outstanding shares of Wedbush Morgan Securities, Inc. Accordingly, Edward W. Wedbush may be deemed the beneficial owner of the ZEVEX Common Stock owned by E*Capital Corporation. However, beneficial ownership of the ZEVEX Common Stock is disclaimed by Edward W. Wedbush.

(4) Chief Financial Officer, Secretary, Treasurer, and director. Includes 149,400 shares of Common Stock held directly and 61,250 shares of Common Stock issuable upon exercise of options held by Mr. McStotts that are currently exercisable or will become exercisable within 60 days. Excludes 68,750 shares of Common Stock issuable upon exercise of options held by Mr. McStotts that are not currently exercisable and will not become exercisable within 60 days.

(5) Director. Includes 20,500 shares of Common Stock issuable upon exercise of options held by Mr. Oldroyd that are currently exercisable or will become exercisable within 60 days.

(6) Director. Includes 12,500 shares of Common Stock issuable upon exercise of options held by Mr. Kaysen that are currently exercisable or will become exercisable within 60 days. Excludes 2,500 shares of Common Stock issuable upon exercise of options held by Mr. Kaysen that are not currently exercisable and will not become exercisable within 60 days.

(7) Director. Includes 10,000 shares of Common Stock held directly and 2,500 shares of Common Stock issuable upon exercise of options held by Mr. Lemley that are currently exercisable or will become exercisable within 60 days. Excludes 7,500 shares of Common Stock issuable upon exercise of options held by Mr. Lemley that are not currently exercisable and will not become exercisable within 60 days.


(8) Director. Includes 7,500 shares of Common Stock issuable upon exercise of options held by Mr. Robertson that are currently exercisable or will become exercisable within 60 days. Excludes 5,000 shares of Common Stock issuable upon exercise of options held by Mr. Robertson that are not currently exercisable and will not become exercisable within 60 days.


(9) Director. Includes 2,000 shares of Common Stock held directly and 2,500 shares of Common Stock issuable upon exercise of options held by Mr. Shanaman that are currently exercisable or will become exercisable within 60 days. Excludes 7,500 shares of Common Stock issuable upon exercise of options held by Mr. Shanaman that are not currently exercisable and will not become exercisable within 60 days.

Equity Compensation Plan Information

The following table lists information as of December 31, 2003 for equity compensation plans approved and not approved by security holders.

                                    Equity Compensation Plan Information
                                                                                     Number of securities
                                                                                    remaining available for
                              Number of securities to       Weighted-average         future issuance under
                              be issued upon exercise       exercise price of         equity compensation
                              of outstanding options,     outstanding options,         plans (excluding
       Plan category            warrants and rights        warrants and rights      securities reflected in
                                                                                          column (a))
                                        (a)                        (b)                        (c)
----------------------------- ------------------------- -------------------------- --------------------------
 Equity compensation plans
approved by security holders          692,950                     $3.86                     431,569

 Equity compensation plans
  not approved by security
          holders                           0                        0                            0
                                    -----------                  -------                 -----------
             Total                    692,950                     $3.86                     431,569
                                      =======                     =====                     =======


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On December 31, 2003, we completed the sale of our Physical Evaluation business. The transaction was accomplished by the sale of all the issued and outstanding capital stock of JTech Medical Industries, Inc., ("JTech"), a wholly owned subsidiary of ZEVEX. The transaction was effected by a Stock Purchase Agreement (the "Stock Purchase Agreement") dated December 31, 2003 by and between the Company and Mr. Leonard C. Smith, a former employee, officer and director of ZEVEX. (See Item 7. Management Discussion and Analysis)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


During 2003 and 2002, Ernst & Young LLP examined the accounts of ZEVEX and its subsidiaries and also provided other audit services to us in connection with Securities and Exchange Commission filings. A summary of these fees is set forth in the following table.

Fees Paid to Independent Auditors

Service provided                                 2003                   2002
----------------                                 ----                   ----
Audit Fees                                     $111,000               $95,000
Audit-Related Fees                                    0                16,000(1)
Tax Fees                                              0                 2,335
All Other Fees                                        0                     0

(1) Fees are related to the audit of employee benefit plans.

In accordance with our Audit Committee Charter, the Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to us by our independent auditors (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent auditors and our management are required to periodically report to the Audit Committee the extent of services provided by the independent auditors and the fees associated with these services.

In the Charter of the Audit Committee, as amended March 6, 2003, the Audit Committee has the sole authority to approve the audit and non-audit services of the auditors. The non-audit services that were provided by the auditors in 2002 were not approved by the Audit Committee. For 2003 and future periods, however, the Audit Committee has and will approve all audit and non-audit services by the auditors.

                                     PART IV

ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of this Report.

         (1) - Financial Statements.

The following consolidated balance sheets of ZEVEX International, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003, are filed as part of this report:

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

 (b)     Reports on Form 8-K

         Item(s)  Reported                                      Date Filed
         -----------------                                      ----------
         Item 2. Acquisition and Disposition of Assets          January 15, 2004

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ZEVEX INTERNATIONAL, INC.


Dated:  March 29, 2004                                  By: /s/ DAVID J. MCNALLY
                                                          ----------------------
                                                        David J. McNally
                                                        Chief Executive Officer

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

  Signature                                 Title                                            Date


/s/ DAVID J. MCNALLY                Chairman of the Board of Directors,                 March 29, 2004
---------------------------
David J. McNally                    Chief Executive Officer,

                                    (Principal Executive Officer)



/s/ PHILLIP L. McSTOTTS             Director, Chief Financial Officer,                  March 29, 2004
-----------------------
Phillip L. McStotts                 Secretary, and Treasurer (Principal

                                    Financial and Accounting Officer)


/s/ BRADLY A. OLDROYD               Director                                            March 29, 2004
---------------------
Bradly A. Oldroyd


/s/ DAVID B. KAYSEN                 Director                                            March 29, 2004
-------------------
David B. Kaysen



/s/ DAN M. ROBERTSON                Director                                            March 29, 2004
--------------------
Dan M. Robertson


/s/ RICHARD L. SHANAMAN             Director                                            March 29, 2004
-----------------------
Richard L. Shanaman


/s/ JOHN T. LEMLEY                  Director                                            March 29, 2004
------------------
John T. Lemley


                                INDEX TO EXHIBITS
                                  (Item 15(c))

Number                              Exhibits
3.1               Articles of Incorporation of ZEVEX International, Inc., a Delaware corporation (1).
3.2               Bylaws of ZEVEX International, Inc., a Delaware corporation (1).
10.1              Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc., dated September 29, 1997 (1).
10.3              Stock  Purchase  Agreement  between  Blosch & Holmes,  LLC and ZEVEX  International,  Inc.,  dated  December 1,
                  1996, including one amendment dated September 30, 1997 (1).
10.5#             ZEVEX International, Inc., Amended 1993 Stock Option Plan (3).
10.6              Industrial Development Bond Offering Memorandum dated October 30, 1996 (4).
10.7              Industrial Development Bond Reimbursement Agreement, dated October 30, 1996 (4).
10.13             Stock Purchase Agreement, dated December 31, 1998, between ZEVEX International, Inc., and Vijay Lumba (5).
10.15             Convertible Debenture, dated January 6, 1999, issued to Vijay Lumba (6).
10.19#            ZEVEX International, Inc., 1999 Stock Option Plan and Form of Stock Option Grant (6).
10.20#            Form of Stock Option Grant to Messrs. McNally and McStotts (7)
10.22             Convertible Debenture, dated March 30, 2000, issued to Vijay Lumba. (8)
10.25             Amendment to Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc., dated June 29,
                  2001. (9)
10.26             Amendment to Convertible Debenture, dated December 20, 2001, issued to Vijay
                  Lumba. (9)
10.27#            Executive Severance Package Agreement for Mr. McNally (10)
10.28#            Executive Severance Package Agreement for Mr. McStotts (10)
10.30             Stock Purchase Agreement dated December 31, 1998, between ZEVEX International, Inc., and Leonard C. Smith (11).
21                List of Subsidiaries.
31.01             Certification of the Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of
                  2002.
31.02             Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of
                  2002.
32.01             Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of
                  2002.
32.02             Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of
                  2002.

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


(6)      Incorporated by reference to ZEVEX' Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-12965).

(7)      Incorporated by reference to ZEVEX' Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-12965).

(8)      Incorporated by reference to ZEVEX' Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-12965).

(9)      Incorporated by reference to ZEVEX' Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-12965).

(10)     Incorporated by reference to ZEVEX' Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-12965).

(11)     Incorporated by reference to ZEVEX' Current Report on Form 8-K filed  January 15, 2004 (File No. 001-12965).

# Identifies a "management contract or compensatory plan or arrangement".

                                                                   Exhibit 31.01
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER,
          AS REQUIRED BY SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.


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

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


Dated:  March 29, 2004
                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

                                                                   Exhibit 31.02
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER,
          AS REQUIRED BY SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.


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

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


Dated:  March 29, 2004
                                     By   /s/ Phillip L. McStotts
                                       -----------------------------
                                       Phillip L. McStotts, CFO
                                       (Chief Financial Officer)

                                                                   EXHIBIT 32.01

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER,
          AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, David J. McNally, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:


         (i) The accompanying annual report on Form 10-K for the fiscal year ended December 31, 2003, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         (ii) The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated:  March 29, 2004

                                     By   /s/ David J. McNally
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

                                                                   EXHIBIT 32.02

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER,
          AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Phillip L. McStotts, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:


         (i) The accompanying annual report on Form 10-K for the fiscal year ended December 31, 2003, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         (ii) The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated:  March 29, 2004

                                     By   /s/ Phillip L. McStotts
                                       Phillip L. McStotts, CFO
                                      (Chief Financial Officer)

CONSOLIDATED FINANCIAL STATEMENTS
ZEVEX International, Inc.
Years Ended December 31, 2003, 2002 and 2001 with Report of Independent Auditors

                            ZEVEX International, Inc.

                        Consolidated Financial Statements

              For the years ended December 31, 2003, 2002 and 2001




                                    Contents


Report of Independent Auditors................................................55


Audited Consolidated Financial Statements


Consolidated Balance Sheets ..................................................56
Consolidated Statements of Operations ........................................57
Consolidated Statements of Stockholders' Equity ..............................58
Consolidated Statements of Cash Flows ........................................59
Notes to Consolidated Financial Statements ...................................60

                         Report of Independent Auditors

Board of Directors and Stockholders
ZEVEX International, Inc.

We have audited the accompanying consolidated balance sheets of ZEVEX International, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZEVEX International, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



Salt Lake City, Utah                           /s/ Ernst & Young LLP
February 27, 2004, except for
the first paragraph of Note 8 as
to which the date is March 10, 2004

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year Ended December 31
                                                                 2003            2002           2001
                                                             --------------  -------------  --------------
                                                             --------------  -------------  --------------
Cash flows from operating activities
Net (loss) income                                             $ (8,277,542)     $ 214,303       $(487,703)
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities
     Depreciation and amortization                               1,582,120      1,618,682       2,086,379
     Asset and goodwill impairment                               1,566,967              -               -
     Loss on sale of business                                    4,692,445              -               -
     Provision for bad debts                                       (24,963)       (64,620)       (143,060)
     Deferred income taxes                                          90,313        213,343        (125,707)
     Realized gain on marketable securities                              -        (38,078)       (241,434)
     Other-than-temporary loss on available-for-sale
        marketable securities                                            -              -         917,628
     Changes in operating assets and liabilities, net of
        acquisitions:
        Designated cash for sinking fund payment
           on industrial development bond                           (1,492)          (709)         (3,006)
        Accounts receivable                                        461,668      1,290,413       1,895,571
        Inventories                                              2,234,289        923,986       1,380,855
        Prepaid expenses and other assets                          100,628       (143,969)        (46,939)
        Bank overdraft                                             (42,957)        42,957               -
        Accounts payable                                           (31,613)      (139,116)       (501,297)
        Accrued and other liabilities                              (95,694)        22,698          (6,197)
        Deferred revenue                                           214,770              -               -
        Income taxes receivable/payable                           (159,026)      134,984          (98,516)

Net cash provided by operating activities                        2,309,913      4,074,874       4,626,574

Cash flows from investing activities
Purchase of property and equipment                                (610,685)      (399,565)       (200,094)
Additions of patents and trademarks                                (94,150)       (51,880)        (27,110)
Redemption of available-for-sale marketable securities                  -         225,797       1,003,135

Net cash (used in) provided by investing activities               (704,835)      (225,648)        775,931

Cash flows from financing activities
Proceeds from capital lease and long-term debt                           -              -       2,500,000
Principal payments on capital lease and long-term debt            (908,989)      (694,568)       (516,072)
Payments on business and product line acquisition debt          (1,738,970)    (2,340,668)     (2,301,828)
Payment on industrial development bond                            (100,000)      (100,000)       (100,000)
Net (payments on) proceeds from bank line of credit              1,810,970     (1,713,610)     (4,223,385)
Purchase of treasury stock                                               -        (28,466)        (60,956)
Proceeds from exercise of stock options                                 -              -             665

Net cash used in financing activities                             (936,989)    (4,877,312)     (4,701,576)

Net increase (decrease) in cash and cash equivalents               668,089     (1,028,086)        700,929

Cash and cash equivalents at beginning of period                        -       1,028,086         327,157

Cash and cash equivalents at end of period                       $ 668,089            $ -     $ 1,028,086

                            ZEVEX INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          Unrealized
                                                                                                            (Loss)
                                                                                            Retained       Gain on
                                                              Additional                    Earnings/     Available-
                                      Common Stock            Paid-in         Treasury    (Accumulated      for-sale
                                     Shares     Amount        Capital          Stock        Deficit)      Securities        Total
                                     ---------------------   ------------    ---------   -------------  -------------  -------------
                                     ---------------------   ------------    ---------   -------------  -------------  -------------
Balances at January 1, 2001          3,440,064  $ 3,440      $ 16,289,787    $       -    $ 5,266,991    $ (502,713)   $ 21,057,505
Comprehensive income:
Net loss                                    --       --               --            --       (487,703)           --        (487,703)
Other comprehensive income,
net of tax:
    Unrealized gain on
    available-for-sale
    securities, net of
    reclassification adjustments            --       --               --            --             --       522,890         522,890
                                                                                                                        ------------

Total comprehensive income                                                                                                   35,187

Exercise of stock options for cash         133       --              665            --             --            --             665
Purchase of 25,000 shares of
treasury stock, at cost                     --       --               --       (60,956)            --            --         (60,956)
                                     ---------------------   ------------    ---------- -------------    ------------  -------------
                                     ---------------------  -------------    ---------- ---------------  ------------  -------------
Balances at December 31, 2001         3,440,197    3,440       16,290,452      (60,956)     4,779,288        20,177      21,032,401
Comprehensive income:
Net income                                   --       --               --           --        214,303            --         214,303
Other comprehensive loss, net of tax:
Change in unrealized gain on
   available-for-sale securities             --       --               --           --             --       (20,177)        (20,177)
                                                                                                                       -------------

Total comprehensive income                                                                                                  194,126

Purchase of 14,233 shares of
treasury stock, at cost                      --       --               --      (28,466)            --            --         (28,466)
                                    ---------------------   ------------    ----------- ---------------   ------------ -------------
                                    ---------------------   ------------    ----------- ---------------   ------------ -------------
Balances at December 31, 2002          3,440,197    3,440     16,290,452       (89,422)     4,993,591            --      21,198,061
Comprehensive loss:
Net loss                                      --       --             --            --     (8,277,542)           --      (8,277,542)
Other comprehensive income,
net of tax:
  Change in unrealized gain on
  available-for-sale securities               --       --             --            --             --         3,067           3,067
                                                                                                                       -------------

Total comprehensive loss                                                                                                 (8,274,475)
                                    ---------------------   --------------    ----------- ---------------   ---------- -------------
                                    ---------------------   --------------    ----------- ---------------   ---------- -------------
Balances at December 31, 2003         3,440,197  $ 3,440     $16,290,452      $ (89,422)   $(3,283,951)     $ 3,067     $12,923,586
                                    =====================   ==============    =========== ===============   ========== =============

                                        ZEVEX INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Year Ended December 31
                                                            2003              2002              2001
                                                     -----------------------------------------------------
                                                     -----------------------------------------------------
Revenue:
     Product sales                                     $   24,015,057      $ 23,683,355     $ 28,678,3175
     Engineering services                                   1,854,819         1,812,378         1,203,758
     Total revenue                                         25,869,876        25,495,733        29,882,075

     Cost of sales                                         17,546,081        14,375,744        17,829,777
Gross profit                                                8,323,795        11,119,989        12,052,298

Operating expenses:
     General and administrative                             3,769,644         5,127,274         5,625,315
     Selling and marketing                                  4,547,178         3,996,923         3,941,906
     Research and development                               1,817,581         1,289,609           932,731
     Asset and goodwill impairment                          1,566,967                 -                 -
     Goodwill amortization                                         -                 -           533,514
Total operating expenses                                   11,701,370        10,413,806        11,033,466

Operating (loss) income                                    (3,377,575)          706,183         1,018,832

Other income (expense):
     Interest and other income                                  8,406            56,676           371,179
     Interest expense                                        (284,640)         (543,340)       (1,059,593)
     Loss on sale of business                              (4,692,445)                -                 -
     Other-than-temporary impairment loss
      on available for sale marketable securities                  -                 -           (917,628)
(Loss) income before income taxes                          (8,346,254)          219,519          (587,210)

Benefit (provision) for income taxes                          68,712             (5,216)          99,507

Net (loss) income                                        $ (8,277,542)       $ 214,303         $ (487,703)


Basis net (loss) income per share                             $ (2.43)          $ 0.06            $ (0.14)

Weighted average shares outstanding                         3,400,964        3,414,846          3,431,639

Diluted net (loss) income per share                           $ (2.43)          $ 0.06            $ (0.14)

Diluted weighted average shares outstanding                 3,400,964        3,418,278          3,431,639

                                                      ZEVEX INTERNATIONAL, INC.
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,            December 31,
                                     ASSETS                                                   2003                    2002
                                                                                     ---------------------------------------------

Current assets
     Cash and cash equivalents                                                              $ 668,089                  $ -
     Designated cash for sinking fund payment on industrial
        development bond                                                                       95,277               93,785
     Accounts receivable, net of allowance for doubtful
        accounts of $185,000 in 2003 and $200,000 in 2002                                   3,830,341            4,522,785
     Other receivable                                                                       1,200,000                    -
     Inventories                                                                            4,114,567            6,348,856
     Marketable securities                                                                     88,000                    -
     Deferred income taxes                                                                          -              348,506
     Income taxes receivable                                                                  442,548              283,522
     Prepaid expenses and other current assets                                                115,457              184,492
     Total current assets                                                                  10,554,279           11,781,946

     Property and equipment, net                                                            4,799,120            6,498,957
     Patents, trademarks and other intangibles, net                                           330,277              364,640
     Goodwill, net                                                                          4,048,264           10,089,035
     Other assets                                                                                 145               63,658
     Total assets                                                                        $ 19,732,085         $ 28,798,236

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                     $ 1,540,700          $ 1,572,313
     Bank overdraft                                                                                 -               42,957
     Other accrued liabilities                                                                525,071              560,765
     Deferred revenue                                                                         538,770               25,000
     Bank line of credit                                                                    1,810,970                    -
     Current portion of industrial development bond                                           100,000              100,000
     Payable related to product line acquisition and
        convertible debt                                                                            -            1,738,970
     Current portion of other long-term debt                                                   50,430            1,461,640
     Current portion of capital leases                                                        122,950              177,801
     Total current liabilities                                                              4,688,891            5,679,446

     Deferred income taxes                                                                          -              258,193
     Industrial development bond                                                            1,300,000            1,400,000
     Other long-term debt                                                                     819,608              139,586
     Capital lease obligations                                                                      -              122,950

Stockholders' equity
     Common stock; $.001 par value, 10,000,000
        authorized shares, 3,440,197 issued and 3,400,964
        outstanding at December 31, 2003 and 2002                                               3,440                3,440
     Additional paid in capital                                                            16,290,452           16,290,452
     Unrealized gain on marketable securities                                                   3,067                    -
     Treasury stock, 39,233 shares (at cost) at
        December 31, 2003 and 2002                                                            (89,422)             (89,422)
     Accumulated (deficit) retained earnings                                               (3,283,951)           4,993,591
     Total stockholders' equity                                                            12,923,586           21,198,061
     Total liabilities and stockholders' equity                                          $ 19,732,085         $ 28,798,236

                            ZEVEX INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company, through its divisions and subsidiaries, engages in the business of designing, manufacturing and distributing medical devices. Our Therapeutics division markets enteral nutrition delivery devices. Until December 31, 2003 when it was sold, our Physical Evaluation division marketed industry-leading physical evaluation testing systems. Our Applied Technology division designs and manufactures advanced medical components and systems for medical technology companies.

On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished by sale of all the issued and outstanding capital stock of JTech Medical Industries, Inc., ("JTech"), a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement (the "Stock Purchase Agreement") dated December 31, 2003 by and between the Company and Mr. Leonard Smith, a former employee, officer and director of the Company (see Note 2).

Principles of Consolidation

The consolidated financial statements for 2003 and 2002 include the accounts of ZEVEX International, Inc. (the Company) and its wholly owned operating subsidiaries: ZEVEX, Inc. and JTech. As discussed above and in Note 2, JTech was sold effective December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

In 2001, the consolidated statements of operations included the accounts of the Company's wholly owned operating subsidiary, Aborn Electronics. Inc. ("Aborn"). During December 2001, the corporate shell of Aborn was sold to a related party for $100,000. A gain was recorded for this amount and is included in interest/other income on the consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting policies generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made and title has passed, and collectibility is reasonably assured. If such criteria are not met, revenue is deferred. Shipping and handling costs are expensed as incurred and are included in selling and marketing.

Contracts to perform engineering design and product development services are generally performed on a time and materials basis. Revenue generally is recognized as milestones are achieved; costs are expensed as incurred.

The Company accounts for revenue from software transactions pursuant to SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9. SOP No. 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. Under SOP No. 97-2, the determination of fair value is based on objective evidence, which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. As of December 31, 2003 the Company sold its Physical Evaluation business and no longer sell software and related services.

Cash and Cash Equivalents

The Company considers all certificates of deposit and highly liquid debt instruments with an insignificant interest rate risk and an original maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, trade accounts receivable and certain debt issuances (see Note 8). Cash and cash equivalents are held in federally insured financial institutions or invested in high-grade, short-term commercial paper issued by major United States corporations. Marketable securities consist principally of corporate stocks. The Company sells its products primarily to, and has trade receivables with, independent durable medical equipment manufacturers and dealers in the United States and abroad. During 2003, 2002, and 2001, no single customer accounted for over 10% of revenue. Approximately 17% of product sales are to foreign customers in 2003, 14% in 2002, and 7% in 2001.

As a general policy, collateral is not required for accounts receivable; however, the Company periodically monitors the need for and records an allowance for doubtful accounts based upon expected collections of accounts receivable, historical bad debt rates, and specific identification of uncollectible accounts. Additionally, customers' financial condition and creditworthiness are regularly evaluated. Historically losses on collection have not been material.

Inventories

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. The Company reviews inventory for indicators that its inventory exceeds the market value of its inventory and writes down inventory as deemed necessary. As of December 31, 2003 and 2002, the Company had recorded a reduction to inventory of approximately $254,000.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Sales Returns and Warranty

The Company records a provision for estimated sales returns and allowances and warranty reserve on products it has sold. These estimates are based on historical sales returns and warranty expenses and other known factors. The Company has recorded a sales return and warranty expense allowance in the amount of $85,000 as of December 31, 2003.

Marketable Securities

As of December 31, 2003, the Company's marketable securities consisted of equity securities classified as available-for-sale. Such securities are carried at their fair value based upon their quoted market prices at December 31, 2003. The Company did not have any marketable securities classified as available-for-sale at December 31, 2002.

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

In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, in 2001, the Company recorded an other-than-temporary impairment loss on its available-for-sale securities of $917,628 ($575,353 net of taxes), which is reflected as a component of net loss for the year ended December 31, 2001. This write-down represented the amount of the unrealized loss as of the date of the write-down on the Company's available-for-sale marketable securities that had previously been recorded in equity as part of other comprehensive income.

As of December 31, 2003, the Company had unrealized holding gains of $3,067 (see
Note 4). As of December 31, 2002, the Company did not have any unrealized holding gains or losses.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. If the Company determines that an impairment of its property and equipment exists, such property and equipment is written down to its fair value. Depreciation is provided over expected useful lives of three to twenty-five years using the straight-line method.

Major replacements and refurbishment costs, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repairs are expensed as incurred.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Patents, Trademarks, and Other Intangibles

The costs of acquired and internally developed patents, trademarks, and other intangibles are amortized over the lesser of fifteen years or the estimated useful life of the intangible asset on a straight-line basis. At December 31, 2003 and 2002, accumulated amortization related to patents, trademarks, and other intangibles was $118,392 and $128,627, respectively. The Company periodically reviews the recoverability of its intangible assets and where impairment in value has occurred, such intangibles are written down to net realizable value. During December 2003, the Company completed the sale of its Physical Evaluation business. Upon completion of the sale, certain remaining JTech intangible assets and the related accumulated amortization were written-off. The resulting loss of approximately $92,500 is included in the consolidated statement of operations within the loss on sale of business.

Goodwill

Goodwill is recorded at the lower of cost or its net realizable value and was, prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, being amortized on a straight-line basis over 15 to 23 years. The adoption of SFAS No. 142 reduced the Company's amortization expense by approximately $533,000 annually for the years ended December 31, 2003 and 2002, due to the elimination of the amortization of goodwill. Amortization expense for goodwill for the year ended December 31, 2001 was $533,514. Adjusted net income and net income per common share for the year ended December 31, 2001 compared to the actual results for the year ended December 31, 2003 and 2002 are as follows:

                                                                           For Year Ended
                                                                             December 31
                                                              2003              2002              2001
                                                         ---------------- ----------------- -----------------
                                                         ---------------- ----------------- -----------------
Reported net (loss) income                                 $ (8,277,542)         $ 214,303       $ (487,703)
Goodwill amortization                                                --                 --           533,514
                                                           -------------         ---------         ---------
Adjusted net (loss) income                                 $ (8,277,542)         $ 214,303         $  45,811
                                                           =============         =========         =========

Basic net (loss) income per share reported                 $      (2.43)         $     .06         $   (.14)
Goodwill amortization                                                --                --                .16
Adjusted                                                   $      (2.43)         $     .06         $     .02
                                                              ==========           =======          ========

Diluted net (loss) income per share reported               $      (2.43)         $     .06         $   (.14)
Goodwill amortization                                                --                 --               .16
Adjusted                                                   $      (2.43)         $     .06         $     .02
                                                              ==========           =======          ========

As of December 31, 2003, the Company's gross goodwill balance was $4,568,577 with accumulated amortization of $520,313. As of December 31, 2002, the Company's gross goodwill balance was $11,537,878 with accumulated amortization of $1,448,843.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Goodwill (continued)

In accordance with SFAS No. 142 goodwill and indefinite-lived intangible assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach, rather than the undiscounted cash flows approach previously required. The Company is annually required to complete Step 1 (determining and comparing the fair value of the Company's reporting units to their carrying values) of the impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value, involves the calculation of the implied fair value of goodwill. The Company completed Step 1 of the impairment assessment for each reporting unit at its annual impairment testing date. At that time, based upon the Company's valuation procedures, the Company determined that the fair value of the reporting units exceeded their carrying values. As such, the Company was not required to complete Step 2 of the impairment test and no impairment loss was recognized at that time.

During the fourth quarter of 2003, the Company evaluated its business opportunities and modified its strategies to focus on its core market offerings of ambulatory enteral feeding and contract manufacturing services. In conjunction with this refocus of the Company's business, on December 31, 2003, the Company completed the sale of JTech, its Physical Evaluation business (see
Note 2). At the time of the sale, goodwill associated with JTech was stated at a net book value of $5,199,419 on the Company's balance sheet. Upon completion of the sale, the goodwill and the related accumulated amortization were removed from the balance sheet and the resulting loss is included in the 2003 consolidated statement of operations within the "Loss on sale of business".

The Company also re-evaluated its reporting units and determined that the Therapeutics reporting unit, which had consisted of both the Company's stationary and ambulatory enteral product lines, should be disaggregated such that the two product lines became separate reporting units for purposes of SFAS No. 142. The Company made this determination because of the different market and sales practices of the stationary enteral product line as well as the change in the Company's focus as described above. Therefore, in the fourth quarter of 2003, due to declining sales and cash flows relating to this stationary enteral product line, the Company determined that indicators of impairment existed related to this reporting unit and again completed Step 1 of the impairment test. Upon completion of Step 1, the Company determined that the fair value of the stationary enteral reporting unit was less than the carrying value including goodwill. As such the Company completed Step 2 of the impairment assessment and a goodwill impairment loss of $841,352 was recorded in 2003 for this reporting unit. This loss is included in "Asset and goodwill impairment" in the 2003 consolidated statement of operations.

Due to the significant changes to the Company's overall business strategies, the Company performed an analysis in the fourth quarter of 2003 to determine if any indicators of impairment existed related to the Applied Technology reporting unit. As a result of the analysis no impairment was deemed to exist so no impairment loss was recorded.

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

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets (continued)

As noted above, the Company modified its future business strategies in the fourth quarter of 2003. In conjunction with its business refocus, the Company evaluated its long-lived assets to determine if indicators of impairment existed. Based upon an assessment of projected future cash flows related to its stationary enteral product line, the Company determined that impairment of the fixed asset value for its stationary enteral pumps existed. The Company recorded an impairment charge of $725,615, as reflected in the 2003 consolidated statement of operations within "Asset and goodwill impairment".

Income Taxes

The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance has been established to reduce deferred tax assets to the amount that the Company believes will be more likely than not to be realized. (see Note 7)

Stock Options

The Company has elected to follow the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations (FIN No. 44) in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation. During 2003, 2002, and 2001, no stock-based compensation expense was recognized by the Company.

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

Had compensation expense for options under the Company's two stock-based compensation plans been determined based on the fair value of the option at the grant dates for awards under those plans consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts for the years ended December 31, as indicated below:

                                                                   2003             2002            2001
                                                              ---------------- ---------------- --------------
Net (loss) income as reported                                  $   (8,277,542)  $      214,303    $ (487,703)
   Less: Stock  compensation  expense  determined under fair
     value method, net of related tax effects                         334,800          249,613       507,303
                                                              ---------------- ---------------- --------------
                                                              ---------------- ---------------- --------------
Pro forma net loss                                             $   (8,612,342)  $      (35,310)   $ (995,006)
                                                              ================ ================ ==============
                                                              ================ ================ ==============
 Earnings per share:
   Basic - as reported                                         $         (2.43) $         0.06    $    (0.14)
   Basic - pro forma                                           $         (2.53) $        (0.01)   $    (0.29)
   Diluted - as reported                                       $         (2.43) $         0.06    $    (0.14)
   Diluted - pro forma                                         $         (2.53) $        (0.01)   $    (0.29)


1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Stock Options (continued)

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001, respectively, for options where the stock price equals the exercise price: risk-free interest rate of 3.0%, 3.4%, and 3.8%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .77, .53, and .85; and a weighted-average expected life of the option of 3.5, 3.5, and 2.9 years. The estimated weighted-average fair values of options granted in the years ended December 31, 2003, 2002, and 2001 were $1.28, $1.28, and $1.84, respectively. The following are 2002 weighted-average assumptions for options where the stock price is less than the exercise price (no such options were granted in 2003 or 2001): risk-free interest rate of 2.3%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .53, and a weighted-average expected life of the option of 3.5 years. The estimated weighted-average fair values of options where the stock price is less than the exercise price was $0.70.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis over the options' vesting period. Because the effect of SFAS No. 123 is prospective, the initial impact on pro forma net income (loss) may not be representative of compensation expense in future years.

Capitalized Software Development Costs for Internal Use

In accordance with the provisions of Statement of Position (SOP) No. 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use, the Company capitalizes internal and external costs to develop or obtain internal use software during the application development stage. Costs incurred during the preliminary project stage are expensed as incurred, as are training and maintenance costs. Amortization is computed using the straight-line method over the estimated useful life of the assets, which has been determined to be three to five years.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $158,168, $128,616, and $233,418, respectively, for the years ended December 31, 2003, 2002, and 2001.

Research and Development Costs

Research and Development costs are expensed as incurred.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. The Company adopted SFAS No. 146 effective January 1, 2003. As expected, the adoption of SFAS No. 146 did not have a material impact on the consolidated financial position or consolidated results of operations of the Company.

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

Net income (loss), as presented on the consolidated statements of operations, represents the numerator used in calculating basic and diluted net income (loss) per common share. The following table sets forth the computation of the shares used in determining basic and diluted net income (loss) per common share for the years ended December 31:

(in thousands)                                                    2003            2002           2001
                                                             --------------- --------------- --------------
Denominator for basic net income (loss) per common
   share - weighted-average shares                                3,401           3,415           3,432
Dilutive securities: options, convertible debentures,
   and warrants                                                       -               3               -
                                                             --------------- --------------- --------------
Denominator for diluted net income (loss) per common
   share - adjusted weighted-average shares                       3,401           3,418           3,432
                                                             =============== =============== ==============

Options, convertible debentures, and warrants to purchase approximately 693,000, 776,000, and 1,197,000 shares of common stock were outstanding at December 31, 2003, 2002, and 2001, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

                                                                      Year Ended December 31
                                                               2003            2002           2001
                                                          -----------------------------------------------
 Cash paid during the year for:
    Interest                                               $     323,802  $     520,951   $   1,151,226
    Income taxes                                                       -              -         150,500

 Schedule of non-cash investing and financing activities:
    Equipment internally manufactured                                  -              -       1,033,749
    Unrealized gain (loss) on available-for-sale
      marketable securities                                        3,067        (32,180)         32,180
    Purchase price adjustments related to earn-out
      provisions for acquisitions                                      -        (65,722)              -
    Acquisition of available-for-sale marketable
      securities for accounts receivable                         (80,933)             -               -


2. Acquisitions and Dispositions

On April 6, 2000, the Company acquired the enteral nutrition delivery device business of Nestle USA, Inc. ("Nestle") in an asset purchase. The purchase price included an earn-out of $1,000,000 based upon achievement of certain operating goals. Such goals were met and, through December 31, 2001 approximately $778,000 had been paid. In 2002 after negotiation with Nestle, the Company paid approximately $156,000 in final settlement of the earn-out. The difference of $66,000 was recorded as an adjustment to goodwill in 2002.

On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished through the sale of all the issued and outstanding capital stock of JTech previously a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003 by and between the Company and Mr. Leonard C. Smith, a former employee, officer and director of the Company, for a purchase price of $1.2 million which was recorded as an "other receivable" at December 31, 2003. Cash of $1,129,500 was received on January 15, 2003, with the remainder to be paid when the Company satisfies certain obligations to JTech as set forth in the Stock Purchase Agreement. Such obligations include the requirement to deliver inventory, upon completion of production, and certain other equipment. Deferred revenue of $324,000 was recorded related to these obligations. Additionally, pursuant to the Stock Purchase Agreement, the Company may receive additional payments from the purchaser based upon specifically identified JTech product sales in 2004 and 2005. A loss on the sale of this business in the amount of $4,692,445 was recorded and is shown separately on the 2003 consolidated statement of operations. Such loss consists of the write-off of goodwill and other intangibles as discussed in Note 1 as well as the write-off of certain other JTech related assets totaling approximately $242,000 and the accrual of legal costs associated with this transaction.


3. Inventories

Inventories consist of the following at December 31:
                                                                      2003               2002
                                                               ---------------------------------------

Materials                                                            $2,144,926         $3,028,782
Work-in-progress                                                        504,921          1,087,474
Finished goods, including completed subassemblies                     1,464,720          2,232,600
                                                               ---------------------------------------
                                                                     $4,114,567         $6,348,856
                                                               =======================================

4. Marketable Securities

The following is a summary of marketable securities at December 31, 2003:

                                                                     Gross Unrealized
                                                                                        Estimated Fair
Available-for-Sale                                       Cost             Gains             Value
                                                    ---------------- ----------------- -----------------
Equity securities                                      $     84,933       $    3,067      $     88,000

The Company did not hold any marketable securities at December 31, 2002.

As discussed in Note 1 above, an other-than-temporary impairment loss of $917,628 on available-for-sale marketable securities was recognized during 2001.

5. Property and Equipment

Property and equipment consist of the following at December 31:
                                                                     2003                2002
                                                               ------------------ -------------------

Machinery and equipment                                         $    1,062,515     $    1,238,357
Stationary enteral feeding pumps                                     4,233,699          4,233,699
Furniture and fixtures                                               1,766,903          1,668,961
Software                                                               627,661            627,661
Tooling costs                                                        1,646,269          1,257,967
Building                                                             2,893,934          2,872,373
Land                                                                 1,084,415          1,084,415
                                                               ------------------ -------------------
                                                                    13,315,396         12,983,433
Less accumulated depreciation and amortization                      (8,516,276)        (6,484,476)
                                                               ------------------ -------------------
                                                                $    4,799,120     $    6,498,957
                                                               ================== ===================

Stationary enteral feeding pumps represent acquired and self-constructed pumps that are placed with businesses and other users (at little or no cost to the users) under arrangements in which the pump users have an obligation to buy disposable products from the Company while they are using the pumps. To the extent that the users discontinue purchase of the disposables, the pumps are generally returned to the Company. As discussed in Note 1 an impairment charge of $725,615 was recorded in 2003 related to stationary enteral feeding pumps. This is included in the Therapeutics segment in Note 13.

Depreciation and amortization expense (including software amortization expense) for property and equipment for the years ended December 31, 2003, 2002, and 2001 amounted to $1,546,110, $1,588,696, and $1,524,816, respectively.


6. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

                                                                   2003               2002
                                                            ------------------- ------------------

Accrued payroll and related taxes and benefits                     $244,441            $247,607
Accrued vacation                                                    143,955             187,321
Warranty reserve                                                     85,000              85,000
Other accrued expense                                                50,000                   -
Accrued interest                                                      1,675              40,837
                                                            ------------------- ------------------
                                                                   $525,071            $560,765
                                                            =================== ==================

7. Income Taxes

Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current, depending on the periods in which the temporary differences are expected to reverse.

Significant components of the Company's net deferred income taxes as of December
31 are as follows:

                                                                          2003                2002
                                                                     ------------------- -------------------
Deferred tax assets:
    Accruals and expenses not currently deductible                     $       303,978     $       345,145
    Fixed asset and other basis differences                                    289,329                   -
    Net operating loss carryforward                                            881,804                   -
    Federal and state tax credits                                              169,169                   -
    Charitable contribution carryforward                                     1,869,742           1,869,742
    Capital loss carryforward                                                3,375,029           1,771,200
                                                                     ------------------- -------------------
Total deferred tax assets                                                    6,889,051           3,986,087
Deferred tax liabilities:
    Fixed asset and other basis differences                                          -            (254,832)
                                                                     ------------------- -------------------
Total deferred tax liabilities                                                       -            (254,832)
Valuation allowance                                                         (6,889,051)         (3,640,942)
                                                                     ------------------- -------------------
Net deferred taxes                                                     $             -     $        90,313
                                                                     =================== ===================

The benefit (provision) for income taxes consists of the following:

                                                              2003               2002              2001
                                                        ------------------ ----------------- ------------------
Current taxes:
    Federal                                               $     133,710      $     144,194     $     (84,497)
    State                                                        25,315             49,700            14,325
    R&D credit                                                        -             14,233            43,972
Deferred taxes:
    Federal                                                     (82,323)          (194,468)          114,586
    State                                                        (7,990)           (18,875)           11,121
                                                        ------------------ ----------------- ------------------
Benefit (provision) for income taxes                      $      68,712      $      (5,216)    $      99,507
                                                        ================== ================= ==================

The actual tax benefit (expense) differs from the 34% federal statutory rate as follows:

                                                               2003              2002              2001
                                                         ----------------- ------------------ ----------------

Federal tax benefit (expense) at statutory rate            $   2,837,726     $     (74,636)     $     199,652
State income tax, net                                            261,631           (12,655)            16,795
Non-taxable items                                                      -                 -             37,300
Research and development credit                                  103,108            14,233             43,972
Permanent basis differences                                      155,703                 -           (172,464)
Benefit from charitable contribution                                   -            11,944                  -
Change in valuation allowance                                 (3,248,109)           83,692                  -
Other non-deductible expenses                                    (41,348)          (27,794)           (25,748)
                                                         ----------------- ------------------ ----------------
Total (provision) benefit for income taxes                 $      68,712     $      (5,216)     $      99,507
                                                         ================= ================== ================

The valuation allowance recorded against the Company's deferred tax assets relates to the following items:

o During 2002, the Company made a charitable contribution of certain patent rights to an institution of higher education with a fair market value of $5,048,000. During 2002 a tax benefit of $11,944, as determined based upon applicable federal rates, was recognized for the charitable contribution. For income tax purposes, charitable contributions are only recognizable if a company has taxable income. A valuation allowance of approximately $1,870,000 has been provided for the contribution carryforward of $5,013,000 generated from the patent donation because the Company does not consider it to be more likely than not that this carryforward will be utilized. The contribution carryforward expires in 2007.

o During 2001, the Company generated a capital loss carryforward of approximately $5,450,000 as a result of the sale of marketable securities and the sale of the Aborn corporate shell. This carryforward expires December 31, 2006. A full valuation allowance was provided in 2001 for the capital loss of $5,000,000 generated from the sale of the Aborn corporate shell because the Company did not consider it to be more likely than not that this carryforward will be utilized. The Company was able to utilize portions of this capital loss in 2002 and 2003, resulting in a decrease in the deferred tax asset and the related valuation allowance related to this carryforward. During 2003, the Company generated a capital loss of approximately $5,090,000, which expires December 31, 2008, as a result of its sale of JTech. The total remaining capital loss carryforward for Federal purposes as of December 31, 2003 was approximately $9,927,000 (See discussion below regarding capital loss carryforward for state purpose. A full valuation allowance has been provided because the Company did not consider it to be more likely than not that this carryforward will be realized.

o During 2003, the Company generated substantial net operating loss carryforwards. Under the guidance of SFAS No. 109, Accounting for Income Taxes, due to cumulative net losses in recent years, the Company did not consider it to be more likely than not (as defined by SFAS No. 109) that the deferred tax assets related to these net operating losses and its other deferred tax assets would be realized. As such, the Company provided a valuation allowance against all of its remaining deferred tax assets in 2003. In 2003, the Company generated a net operating loss carryforward for Federal purposes of $1,609,000 which expires December 31, 2023. For State of Utah purposes capital losses are deductible currently and, if not used, become part of net operating loss carryforward. For 2003 the Company had a net operating loss carryforward for State purposes of $10,143,000 of which $3,840,000 expires December 31, 2016, and
         $6,303,000 expires December 31, 2018. A valuation allowance was established for these amounts.

8. Debt

Bank Line of Credit

The Company maintains a line of credit arrangement with a financial institution with availability of $6 million. The line was subsequently reduced to $3 million on March 10, 2004. The line matures on May 29, 2004. The Company expects that it will be able to renew its line of credit in May 2004. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 4.00% at December 31, 2003 and 4.25% at December 31, 2002. The Company's balance on this line of credit was $1,810,970 at December 31, 2003 and $0 at December 31, 2002. Under the line of credit agreement, the Company is restricted from declaring cash dividends and must maintain certain levels of working capital and meet certain other financial covenants. In the fourth quarter of 2003, we failed to meet certain financial covenants of our line of credit. We received a waiver for such covenants, and these covenants were modified for the first three quarters of 2004, beginning with the quarter ending March 31, 2004.

Industrial Development Bond

On October 30, 1996, the Company completed a transaction defined as "Murray City, Utah, Adjustable Rate Industrial Development Revenue Bonds, Series 1997 (ZEVEX, Inc. Project)" in the amount of $2,000,000. The bonds are secured by an irrevocable Letter of Credit issued by a bank, which is subject to expiration no later than May 30, 2008. The bonds bear interest at an adjustable rate based on the weekly tax-exempt floater rate, as determined by the remarketing agent. The average rate for 2003 was 1.3%. The bonds mature on October 1, 2016. Principal reductions occur in the amount of $100,000 per year. The outstanding balance was $1,400,000 at December 31, 2003, of which $100,000 is classified as current.

Convertible Debentures

In connection with the acquisitions of Aborn and JTech on December 31, 1998, the Company issued $1,350,000 of 7% interest-bearing convertible debentures and $3,000,000 of 8% interest-bearing convertible debentures, respectively. The convertible debentures increased from their original amounts at the acquisition date to $5,447,188 at the end of 2000 due to certain earn-out provisions. Accrued interest was due and payable quarterly beginning on April 1, 1999. During December 2001, some of the convertible debentures were amended and the maturity dates were extended one year, resulting in accrued interest and principal maturity dates between March 30, 2002 and March 30, 2003. The debentures were convertible to common stock through March 30, 2003 at $11 per share. The Company made principal payments during 2002 of $2,184,188, which reduced the outstanding balance to $1,738,970 at December 31, 2002. An additional principal payment of $788,970 was made on January 6, 2003, with the remaining balance of $950,000 paid on March 30, 2003.

Other Long-term Debt

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by the Company's manufacturing facility. The proceeds from the Promissory Note were used to reduce the balance on the Company's line of credit. The note was due on May 15, 2003. The Term Loan Agreement was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The outstanding balance at December 31, 2003 was $870,038, of which $50,430 is classified as current.


The following is a summary of the Company's debt and other long-term obligations:

                                                      Payment due by period
                                                   More        More         More       More          More
    Contractual                     Less than      than        than         than       than          than
    Obligation          Total        1 -year      1- year     2- year     3- year     4- year      5- year
-------------------- ------------- ------------- ----------- ----------- ----------- ----------- -------------
-------------------- ------------- ------------- ----------- ----------- ----------- ----------- -------------
Line of Credit       $ 1,810,970    $ 1,810,970  $     -     $       -    $       -   $        - $          -
Industrial
 Development
  Bond                 1,400,000        100,000     100,000     100,000     100,000     100,000       900,000
Other
  Long-term debt         870,038         50,430      53,243      56,219      59,358     650,788             -
Capital Leases           122,950        122,950           -           -           -           -             -
                     ------------- ------------- ----------- ----------- ----------- ----------- -------------
                     ------------- ------------- ----------- ----------- ----------- ----------- -------------
Total                 $4,203,958    $ 2,084,350    $153,243    $156,219    $159,358    $750,788      $900,000
                     ============= ============= =========== =========== =========== =========== =============


9. Lease Commitments

During the year ended December 31, 2000, the Company acquired certain equipment with a cost of $662,720 under capital leases with terms of four years or less. Accumulated depreciation related to such equipment is $575,357 and $453,632 at December 31, 2003 and 2002, respectively. Such depreciation is included in depreciation and amortization expense for 2003, 2002, and 2001.

Future minimum lease payments under capital leases consisted of the following at December 31, 2003:

          Fiscal Year
          2004                                                        $  127,519
                                                                 ---------------
          Total minimum lease payments                                   127,519
          Amount representing interest                                     4,569
                                                                 ---------------
          Present value of minimum lease payments                     $  122,950
                                                                 ===============

The Company has entered into certain cancelable operating leases. Rental expense for the years ended December 31, 2003, 2002, and 2001 was $0, $14,283, and $82,503, respectively.

10. Employee Benefit Plans

401(k) Profit Sharing Plan

The Company maintains a qualified 401(k) profit sharing plan covering substantially all employees. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make a contribution of up to four percent (4%) of the eligible employees' salaries and an additional discretionary amount to be determined each year by the Board of Directors. Employees are fully vested in the employer contributions after six years. Contributions to the plan for the years ended December 31, 2003, 2002, and 2001 were $146,590, $130,823, and $138,716, respectively.

Employee Stock Ownership Plan

Effective October 14, 1993, the Company adopted an Employee Stock Ownership Plan that covered all employees over the age of 21, that were employed for at least 90 days, and who provided at least 1,000 hours of service per year.

Full vesting occurred after six years of service or upon normal retirement at 65 years of age. Contributions to the plan were at the discretion of the Board of Directors, with no minimum annual funding requirements. Contributions to the plan were made primarily with common stock of the Company.

The Employee Stock Ownership Plan was terminated effective December 31, 2001. As part of the termination, all assets were transferred into the Company's 401(k) profit sharing plan.

No contributions were made for the year ended December 31, 2001.

11. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of $.001 par value preferred stock. None of the preferred stock was issued or outstanding at December 31, 2003 or 2002.

Common Stock Reserved for Future Issuance

At December 31, 2003, the Company had reserved 1,124,519 shares of common stock for future issuance under the Company's stock option plans.

Stock Option Plans

In September 1997, the Board of Directors consolidated its previous three stock option plans into one plan and established the Amended 1993 Stock Option Plan (the "1993 Plan"), which was ratified by shareholders in October 1993. Under the 1993 Plan, 600,000 shares of common stock were authorized for issuance, subject to adjustment for such matters as stock splits and stock dividends.

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

A summary of stock option activity for both plans, and related information for the years ended December 31, 2001, 2002, and 2003 follows:

                                          Shares          Outstanding Stock Options          Weighted-
                                                     ------------------------------------
                                        Available       Number of           Price             Average
                                        for Grant        Shares           Per Share        Exercise Price
                                     -------------------------------- --------------------------------------
Balance at January 1, 2001                 213,967        910,685             2.50-7.00            4.84
   Options granted                         (17,500)        17,500             2.47-4.00            3.34
   Options exercised                             -           (133)                 5.00            5.00
   Options canceled                        187,835       (187,835)            2.50-5.00            4.78
                                     -------------------------------- --------------------------------------
Balance at December 31, 2001               384,302        740,217             2.47-7.00            4.82
   Options granted                        (229,500)       229,500              1.90-3.40           3.09
   Options exercised                             -              -
                                                                              -                    -
   Options canceled                        336,867       (336,867)             2.47-7.00           4.71
                                     -------------------------------- --------------------------------------
                                     -------------------------------- --------------------------------------
Balance at December 31, 2002               491,669        632,850            $1.90-5.00           $4.25
   Options granted                        (102,500)       102,500              1.90-2.86           1.99
   Options exercised                             -              -
                                                                              -                    -
   Options canceled                         42,400        (42,400)             4.00-5.00           4.85
                                     -------------------------------- --------------------------------------
Balance at December 31, 2003               431,569        692,950            $1.90-5.00           $3.86
                                     ================================ ======================================


Additionally, SFAS No. 123 requires that companies with wide ranges between the high and low exercise prices of its stock options segregate the exercise prices into ranges that are meaningful for assessing the timing and number of additional shares that may be issued and the cash that may be received as a result of the option exercises.

Below are the segregated ranges of exercise prices as of December 31, 2003:

                         Options Outstanding                                  Options Exercisable
----------------------------------------------------------------------  ---------------------------------
                                       Weighted-
                                        Average         Weighted-                           Weighted-
    Range of                           Remaining         Average                             Average
    Exercise           Number         Contractual        Exercise            Number          Exercise
     Prices          Outstanding         Life             Price           Exercisable         Price
----------------- ---------------------------------- -----------------  ----------------- ---------------
   $1.90-3.40         322,000           5.4 years        $2.75                67,125          $2.92
    4.00-5.00         370,950           3.1 years         4.83               263,175           4.81
----------------- ---------------------------------- -----------------  ----------------- ---------------
   $1.90-5.00         692,950           4.1 years        $3.86               330,300          $4.43
================= ================================== =================  ================= ===============

12. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

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

The carrying amounts and fair values of the Company's financial instruments are as follows at December 31:

                                                    2003                               2002
                                     ----------------------------------- ----------------------------------
                                          Carrying            Fair            Carrying          Fair
                                           Amount            Value             Amount           Value
                                     ----------------- ----------------- ---------------- -----------------
 Cash and cash equivalents            $     668,089     $     668,089     $           -    $           -
 Accounts receivable                      3,830,341         3,830,341         4,522,785        4,522,785
 Marketable securities                       88,000            88,000                 -                -
 Accounts payable                         1,540,700         1,540,700         1,572,313        1,572,313
 Bank line of credit                      1,810,970         1,810,970            42,957           42,957
 Convertible debt                                 -                 -         1,738,970        1,745,760
 Industrial development bond              1,400,000         1,400,000         1,500,000        1,500,000
 Other long-term debt                       870,038           901,745         1,601,226        1,631,632
 Capital leases                             122,950           134,570           300,751          328,254

13. Business Segments

Through December 31, 2003 the Company operated in three business segments:
Therapeutics, Physical Evaluation, and Applied Technology. The Therapeutics segment includes the manufacture and sale of feeding pumps, disposable sets and feeding tubes used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). The Physical Evaluation segment includes the manufacture and sale of stand-alone and computerized products that measure isolated muscle strength, joint range of motion and sensation. In the Applied Technology segment, the Company provides design and manufacturing services to medical device companies who, in turn, sell the Company's components and systems under private labels or incorporate them into their products. The Company evaluates the performance of the segments through gross profit, less selling and marketing expenses, and research and development expenses (or contribution margin). The Company does not allocate general and administrative expenses by segment. General and administrative expenses are included in Corporate and Unallocated amounts indicated below.

For the year ended December 31, 2003 (in thousands):

                                                                                  Corporate
                                                    Physical        Applied          and
                                  Therapeutics     Evaluation     Technology     Unallocated         Total
                                                                  --------------- --------------- --------------
Revenue                           $      12,406   $       3,016  $      10,448  $           --   $   25,870
Cost of sales                             9,124           1,369          7,053              --       17,546
                                 --------------- --------------- -------------- --------------- ------------
Gross profit                              3,282           1,647          3,395              --        8,324
Selling and marketing                     2,596           1,557            394              --        4,547
Research and development                    760             763            295              --        1,818
                                 --------------- --------------- -------------- --------------- ------------
Contribution margin                        (74)           (673)          2,706              --        1,959
General and administrative                   --              --             --           3,770        3,770
Asset and goodwill impairment             1,567              --             --              --        1,567
Loss on sale of business                     --           4,692             --              --        4,692
Other (income)/expense                       --              --             --             276          276
Benefit for income taxes                     --              --             --            (68)         (68)
                                 --------------- --------------- -------------- --------------- ------------
Net loss                                                                                          $ (8,278)
                                                                                                ============
                                 --------------- --------------- -------------- --------------- ------------
Total assets                     $         752    $         --   $       4,048  $       14,932   $   19,732
                                 =============== =============== ============== =============== ============

During 2003 the Company changed how certain expenses were classified. Certain prior year amounts have been reclassified to conform to the current year presentation including research and development, general and administrative, and selling and marketing costs.

The Company changed its methodology during the second quarter of 2003 to better reflect its manufacturing overhead costs by business segment. The impact of this methodology change on the gross profit of each segment for the year ended December 31, 2003 is as follows: an increase in Therapeutics by approximately $247,000, a decrease in Physical Evaluation by approximately $463,000, and an increase in Applied Technology by approximately $216,000. Gross profit by segment for previous years has not been adjusted for this change in methodology because sufficient information was not available for those periods.

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Prior to the second quarter 2003, the Company also included accounts receivable and inventory in segment assets. However, due to changes in the accumulation of the Company's financial information, accounts receivable and inventory are no longer tracked separately by segment. The Company has restated all periods to conform to this presentation. All assets other than those specifically identified fixed assets and goodwill are included in Corporate and Unallocated. The only specifically identified fixed assets include nutritional pumps and tooling, which are included in the Therapeutics segment. All other fixed assets are used jointly by the segments. Goodwill represents approximately $4,048,000 in Applied Technology.

On December 31, 2003, the Company completed the sale of its Physical Evaluation business (See Note 2).

For the year ended December 31, 2002 (in thousands):

                                                                                  Corporate
                                                  Physical        Applied            and
                                Therapeutics     Evaluation      Technology      Unallocated          Total
                                -------------- --------------- --------------- --------------- -------------
Revenue                             $  12,125       $   3,650        $  9,721         $    --      $ 25,496
Cost of sales                           7,682           1,363           5,331              --        14,376
                                -------------- --------------- --------------- --------------- -------------
Gross profit                            4,443           2,287           4,390              --        11,120
Selling and marketing                   2,552           1,134             253              58         3,997
Research and  development                 672             199             418              --         1,289
                                -------------- --------------- --------------- --------------- -------------
Contribution margin                     1,219             954           3,719            (58)         5,834
General and administrative                 --              --              --           5,127         5,127
Other (income)/expense                     --              --              --             488           488
Provision for income taxes                 --              --              --               5             5
                                -------------- --------------- --------------- --------------- -------------
Net income                                                                                          $   214
                                                                                               =============
                                -------------- --------------- --------------- --------------- -------------
Total assets                    $       3,183      $     5,199   $      4,075    $     16,341      $ 28,798
                                ============== =============== =============== =============== =============

All assets other than those specifically identified fixed assets and goodwill are included in Corporate and Unallocated. The only specifically identified fixed assets include nutritional pumps and tooling, which are included in the Therapeutics segment. Goodwill represents approximately $842,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $ 4,048,000 in Applied Technology.

For the year ended December 31, 2001 (in thousands):

                                                                                Corporate
                                                  Physical        Applied           and
                                Therapeutics     Evaluation      Technology     Unallocated          Total
                                -------------- --------------- --------------- --------------- -------------
Revenue                             $  13,009        $  3,754       $  13,119         $    --      $ 29,882
Cost of sales                           8,537           1,323           7,970              --        17,830
                                -------------- --------------- --------------- --------------- -------------
Gross profit                            4,472           2,431           5,149              --        12,052
Selling and marketing                   2,434             998             225             285         3,942
Research and development                  310             247             376              --           933
                                -------------- --------------- --------------- --------------- -------------
Contribution margin                     1,728           1,186           4,548           (285)         7,177
General and administrative                 --              --              --           6,158         6,158
Other (income)/expense                     --              --              --           1,606         1,606
Benefit for income taxes                   --              --              --            (99)          (99)
                                -------------- --------------- --------------- --------------- -------------
Net loss                                                                                           $  (488)
                                                                                               =============

14. Related-Party Transactions

During December 2001, the Company sold the corporate shell of Aborn for $100,000 to Vijay Lumba, a former Company employee. The Company maintained certain manufacturing rights, cash, accounts receivable, equipment, and inventory related to this transaction (see Note 1).

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

JTech also entered into an employment agreement with Mr. Smith, dated December 31, 1998, which provides that Mr. Smith serve as President of JTech for three years at a salary of $100,000 per year. Pursuant to the employment agreement, Mr. Smith also received an option to purchase 40,000 shares of the Company's common stock, vesting over four years, at $5.00 per share, the closing price of such stock on NASDAQ on the date of the JTech stock purchase. Mr. Smith was appointed to fill a vacancy on the Company's Board of Directors, effective April 26, 1999 and served until December 2002. Mr. Smith also served as Sr. Vice President of ZEVEX International, Inc. and of ZEVEX, Inc., until December 31, 2003. On December 31, 2003, the Company completed the sale of its Physical Evaluation business to Mr. Smith (see Note 2).