Form 10-Q
period 2004-03-31
ZEVEX INTERNATIONAL INC
filed 2004-05-06
CIK 827056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from .................to.................

                         Commission file number 001-1296

                            ZEVEX INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)

          DELAWARE                               87-0462807
     -----------------                          ------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 26, 2004, the Company had outstanding 3,400,964 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. ("ZEVEX" or the "Company") files herewith balance sheets of ZEVEX as of March 31, 2004, and December 31, 2003, and the related statements of operations and cash flows for the respective three month periods ended March 31, 2004 and 2003. In the opinion of ZEVEX' management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of ZEVEX for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of ZEVEX and the notes thereto included in the Annual Report of ZEVEX on Form 10-K for the year ended December 31, 2003.


                                               ZEVEX INTERNATIONAL, INC.
                                              CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,             December 31,
                                                                                      2004                   2003
                                     ASSETS                                       (unaudited)
                                                                            ------------------------- -------------------

Current assets
     Cash and cash equivalents                                                             $ 663,600           $ 668,089
     Designated cash for sinking fund payment on industrial
        development bond                                                                     120,549              95,277
     Accounts receivable, net of allowance for doubtful
        accounts of $185,000                                                               3,361,360           3,830,341
     Other receivable                                                                         70,500           1,200,000
     Inventories                                                                           3,464,921           4,114,567
     Marketable securities                                                                    95,200              88,000
     Income taxes receivable                                                                 438,933             442,548
     Prepaid expenses and other current assets                                                62,798             115,457
     Total current assets                                                                  8,277,861          10,554,279

     Property and equipment, net                                                           4,632,012           4,799,120
     Patents, trademarks and other intangibles, net                                          333,483             330,277
     Goodwill, net                                                                         4,048,264           4,048,264
     Other assets                                                                             12,156                 145
     Total assets                                                                       $ 17,303,776        $ 19,732,085

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                    $ 1,334,597         $ 1,540,700
     Other accrued liabilities                                                               476,827             525,071
     Deferred revenue                                                                         14,043             538,770
     Bank line of credit                                                                           -           1,810,970
     Current portion of industrial development bond                                          100,000             100,000
     Current portion of other long-term debt                                                  51,120              50,430
     Current portion of capital leases                                                        81,055             122,950
     Total current liabilities                                                             2,057,642           4,688,891

     Industrial development bond                                                           1,300,000           1,300,000
     Other long-term debt                                                                    806,567             819,608

Stockholders' equity
     Common stock; $.001 par value, 10,000,000
        authorized shares, 3,440,197 issued and 3,400,964
        outstanding at March 31, 2004 and December 31, 2003                                    3,440               3,440
     Additional paid in capital                                                           16,290,452          16,290,452
     Unrealized gain on marketable securities                                                 10,267               3,067
     Treasury stock, 39,233 shares (at cost) at
        March 31, 2004 and December 31, 2003                                                 (89,422)            (89,422)
     Accumulated deficit                                                                  (3,075,170)         (3,283,951)
     Total stockholders' equity                                                            13,139,567          12,923,586
     Total liabilities and stockholders' equity                                          $ 17,303,776        $ 19,732,085

                                  ZEVEX INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three months ended March 31
                                                             2004                2003
                                                          (unaudited)         (unaudited)
                                                       ------------------  -------------------
Revenue:
     Product sales                                          $ 6,114,532         $ 5,824,695
     Engineering services                                        94,172             823,489
     Total revenue                                            6,208,704           6,648,184

     Cost of sales                                            3,882,408           3,868,233
Gross profit                                                  2,326,296           2,779,951

Operating expenses:
     General and administrative                                  890,701           1,033,457
     Selling and marketing                                       797,446           1,033,663
     Research and development                                    386,528             373,631
Total operating expenses                                       2,074,675           2,440,751

Operating income                                                 251,621             339,200

Other income (expense):
     Interest and other income                                     1,786               5,228
     Interest expense                                            (41,011)            (85,071)
Income before income taxes                                       212,396             259,357

Provision for income taxes                                        (3,615)            (81,921)

Net income                                                     $ 208,781           $ 177,436


Basic net income per share                                       $ 0.06               $ 0.05

Weighted average shares outstanding                           3,400,964            3,400,964

Diluted net income per share                                     $ 0.06               $ 0.05

Diluted weighted average shares outstanding                    3,461,575           3,410,196

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three months ended March 31
                                                                                      2004                   2003
                                                                                   (unaudited)           (unaudited)
                                                                              ----------------------  -------------------
                                                                              ----------------------  -------------------
Cash flows from operating activities
Net income                                                                                $ 208,781            $ 177,436
Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                                          214,293              403,107
     Deferred income taxes                                                                        -              (45,076)
     Changes in operating assets and liabilities
        Designated cash for sinking fund payment
           on industrial development bond                                                   (25,272)             (25,991)
        Accounts receivable                                                                 468,981             (215,739)
        Inventories                                                                         649,646              129,976
        Prepaid expenses and other assets                                                    68,742               19,123
        Accounts payable                                                                   (206,103)            (336,427)
        Accrued and other liabilities                                                       (48,244)              33,019
        Deferred revenue                                                                   (412,024)                   -
        Income taxes receivable/payable                                                       3,615              126,996

Net cash provided by operating activities                                                   922,415              266,424

Cash flows from investing activities
Purchase of property and equipment                                                          (41,146)             (87,269)
Additions of patents and trademarks                                                          (9,245)             (19,031)
Proceeds from other receivable from sale of business                                        988,703                    -

Net cash provided by (used in) investing activities                                         938,312             (106,300)

Cash flows from financing activities
Principal payments on capital lease and long-term debt                                      (54,246)            (732,592)
Payments on business and product line acquisition debt                                            -           (1,738,970)
Net (payments on) proceeds from bank line of credit                                       (1,810,970)          2,311,438

Net cash used in financing activities                                                    (1,865,216)            (160,124)

Net decrease in cash and cash equivalents                                                    (4,489)                   -

Cash and cash equivalents at beginning of period                                            668,089                    -

Cash and cash equivalents at end of period                                                $ 663,600                  $ -


                            ZEVEX INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004

1. Description of Organization and Business and Summary of Significant Accounting Policies

Description of Organization and Business

The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to ZEVEX International, Inc. on August 15, 1988. In November 1997, the Company reincorporated in Delaware. The Company, through its divisions and subsidiaries, engages in the business of designing, manufacturing and distributing medical devices. The Therapeutics division markets enteral nutrition delivery devices. Until December 31, 2003 when it was sold, the Physical Evaluation division marketed industry-leading physical evaluation testing systems. The Applied Technology division designs and manufactures advanced medical components and systems for medical technology companies.

On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished by the sale of all the issued and outstanding capital stock of JTech Medical Industries, Inc., ("JTech"), a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement (the "Stock Purchase Agreement") dated December 31, 2003 by and between the Company and a former employee, officer and director of the Company (see Note 3).

For additional information regarding the Company, refer to its 2003 Annual Report on SEC Form 10-K.

Principles of Consolidation

The consolidated financial statements as of March 31, 2004 include the accounts of ZEVEX International, Inc. (the Company) and its wholly owned operating subsidiary ZEVEX, Inc. For the period ended March 31, 2003, the consolidated statement of operations included the accounts of the Company's wholly owned operating subsidiary, JTech. As discussed above and in Note 3, JTech was sold effective December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information along with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 2003 Annual Report on SEC Form 10-K.

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

Stock Based Compensation

The Company follows the intrinsic value method of accounting as prescribed by APB No. 25 to account for employee stock options. No stock-based employee compensation cost has been recorded in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.


Had compensation expense for options under the Company's two stock-based compensation plans been determined based on the fair value of the options at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts for the three months ended March 31 as indicated below:


                                                             March 31, 2004    March 31, 2003
                                                            ----------------- -----------------
Net income as reported                                       $      208,781    $      177,436
   Less: Stock compensation  expense determined under fair
     value method, net of related tax effects                       125,235            98,635
                                                            ----------------- -----------------
                                                            ----------------- -----------------
Pro forma net income                                         $       83,546    $       78,801
                                                            ================= =================
                                                            ================= =================
 Earnings per share:
   Basic - as reported                                       $         0.06    $         0.05

   Basic - pro forma                                         $         0.02    $         0.02

   Diluted - as reported                                     $         0.06    $         0.05

   Diluted - pro forma                                       $         0.02    $         0.02



2.  Debt

The Company maintains a line of credit arrangement with a financial institution. The line was reduced from $6 million to $3 million on March 10, 2004. The line of credit matures on May 29, 2004. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 4.00% at March 31, 2004 and December 31, 2003. The Company's balance on its line of credit was $0 at March 31, 2004 and $1,810,970 at December 31, 2003. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of March 31, 2004, the Company was in compliance with these financial covenants.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by the Company's manufacturing facility. The note was due on May 15, 2003. The Term Loan Agreement which was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The Company owed $857,687 on the Term Loan Agreement at March 31, 2004.

3.  Related Party Transactions

On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished through the sale of all the issued and outstanding capital stock of JTech, previously a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003 by and between the Company and Mr. Leonard C. Smith, a former employee, officer and director of the Company, for a purchase price of $1.2 million, which was recorded as an "other receivable" at December 31, 2003. Cash of $1,129,500 was received on January 15, 2003, with the remainder to be paid when the Company satisfies certain obligations to JTech as set forth in the Stock Purchase Agreement. Such obligations include the requirement to deliver inventory, upon completion of production, and certain other equipment. Deferred revenue of $324,000 was recorded related to these obligations, of which approximately $196,000 was recognized in the first quarter 2004 in product sales in the consolidated statement of operations and of which approximately $113,000 was recorded in other income offset by costs associated with the other income of $113,000. Additionally, pursuant to the Stock Purchase Agreement, the Company may receive additional payments from the purchaser based upon specifically identified JTech product sales in 2004 and 2005.

4.   Comprehensive Income

For the three months ended March 31, 2004, the Company had comprehensive income of $215,981. For the three months ended March 31, 2003, the Company did not have any additional elements of comprehensive income. Therefore, comprehensive income equaled net income.

5. Inventories



Inventories consist of the following:
                                                           March 31, 2004         December 31, 2003
                                                      -------------------------------------------------
Materials                                                $    1,828,032           $    2,144,926
Work in progress                                                562,144                  504,921
Finished goods, including completed subassemblies             1,074,745                1,464,720
                                                      -------------------------------------------------
                                                         $    3,464,921           $    4,114,567
                                                      =================================================

6. Net Income Per Common Share

Basic net income per common share is calculated by dividing net income for the period by the weighted-average number of the Company's common shares outstanding.

Diluted net income per common share includes the dilutive effect of options in the weighted-average number of the Company's common shares outstanding as calculated using the treasury stock method. For the three months ended March 31, 2004 and March 31, 2003, 563,500 option shares and 636,550 option shares were not included because they were antidilutive.

7. Business Segments

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

On December 31, 2003, the Company completed the sale of its Physical Evaluation business (See Note 3).

Segment information for the three months ended March 31, 2004 (in thousands) follows:


                                                                                       Corporate and
                                                          Physical        Applied       Unallocated
                                        Therapeutics     Evaluation      Technology                      Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   2,995       n/a             $   3,214       $     --      $  6,209
Cost of sales                                   1,517       n/a                 2,365             --         3,882
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    1,478       n/a                   849             --         2,327
Selling and marketing                             700       n/a                    97             --           797
Research and development                          227       n/a                   160             --           387
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               551       n/a                   592             --         1,143
General and administrative                         --       n/a                    --            891           891
Other (income)/expenses                            --       n/a                    --             39            39
Provision for income taxes                         --       n/a                    --              4             4
                                                                                                      -------------
                                                                                                      -------------
Net income                                                                                                 $   209
                                                                                                      =============
                                                                                                      =============

Total assets                                $     654       n/a             $   4,048      $  12,602      $ 17,304
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

Segment information for the three months ended March 31, 2003 (in thousands) follows:

                                                                                       Corporate and
                                                          Physical        Applied       Unallocated
                                        Therapeutics     Evaluation      Technology                      Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   3,349         $   761       $   2,538       $     --      $  6,648
Cost of sales                                   2,214             222           1,432             --         3,868
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    1,135             539           1,106             --         2,780
Selling and marketing                             551             380             103             --         1,034
Research and development                          123             177              74             --           374
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               461            (18)             929             --         1,372
General and administrative                         --              --              --          1,033         1,033
Other (income)/expenses                            --              --              --             80            80
Provision for income taxes                         --              --              --             82            82
                                                                                                      -------------
                                                                                                      -------------
Net income                                                                                                 $   177
                                                                                                      =============
                                                                                                      =============

Total assets                                $   3,042        $  5,199        $  4,048       $  5,194      $ 16,178
                                       =============== =============== =============== ============== =============


Prior to the second quarter 2003, the Company also included accounts receivable and inventory in segment assets. However, due to changes in the accumulation of the Company's financial information, accounts receivable and inventory are no longer tracked separately by segment. The Company has restated the information for the three months ended March 31, 2003 to conform to this presentation.

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

-------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Overview

Through our divisions and subsidiaries, we engage in the business of designing, manufacturing and distributing medical devices. Our Applied Technology division designs and manufactures advanced medical components and systems for original equipment manufacturers ("OEM's"). Our Therapeutics division markets enteral nutrition delivery devices. Until its sale on December 31, 2003 our Physical Evaluation division marketed industry-leading physical evaluation testing systems. Please refer to Note 7 to the Unaudited Consolidated Financial Statements for discussion of our business segments.

Since 1987, we have been a contract manufacturer providing design and manufacturing services to medical companies who sell our components and systems under private label, primarily incorporating our core technologies of ultrasound, fluid delivery and optoelectronics. This business is conducted through our Applied Technology division. Applied Technology division revenue increased 27% during the first quarter of 2004, compared to the first quarter of 2003.

The products of our Therapeutics division include ambulatory enteral feeding pumps and related disposable sets for mobile patients, as well as stationary enteral feeding pumps and disposable sets. We entered the home health care segment of the enteral nutrition delivery market in 1996 with the introduction of the EnteraLite(R) ambulatory enteral feeding pump, which continues to gain acceptance due to its superior mobility and state-of-the-art features. We believe that by improving the convenience of nutrition delivery, the EnteraLite(R) can contribute to better clinical outcomes and improved quality of life for enteral patients. Domestic sales of our EnteraLite(R) product line grew by approximately 7% in the first quarter of 2004, compared to the first quarter of 2003.

At the time of the 1998 acquisition of the Nutrition Medical line of stationary enteral feeding pumps and the 2000 acquisition of the Nestle USA, Inc. enteral nutrition delivery business, we intended to aggressively expand into the long-term care market for enteral feeding delivery products. After several years of downward competitive pricing pressure in this market segment, our revenue has decreased by over 50%, which includes a decrease in revenue of approximately $100,000 from the first quarter of 2004 compared to the first quarter 2003.

Last year, in response to the changing marketplaces of our business segments, we evaluated our business opportunities and refocused on our core market offerings of ambulatory enteral feeding and our specialized contract manufacturing services. We established a lean manufacturing philosophy, including the transition from batch processing to continuous flow production, developed a business model with market development strategies designed to capitalize on profitable business opportunities, and sold the Physical Evaluation business in December 2003.

The sale of our Physical Evaluation business was accomplished by the sale of all the issued and outstanding capital stock of JTech Medical Industries, Inc. our wholly-owned operating subsidiary. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003 by and between us and Mr. Leonard C. Smith, a former employee, officer and director of ZEVEX. Please refer to Note 3 to the Unaudited Consolidated Financial Statements for discussion of the sale.

Results of Operations

Revenue for the Applied Technology and Therapeutics divisions increased by 5% during the first quarter of 2004, compared to the first quarter of 2003. Revenue for these two divisions was $6,208,704 during the first quarter of 2004, compared to $5,887,496 for the first quarter of 2003. These comparisons do not include revenue from the Physical Evaluation division, which was sold on December 31, 2003. Revenue in the first quarter of 2003 from the Physical Evaluation division was $760,688.

The increase in revenue over last year's first quarter, excluding the Physical Evaluation business, is largely due to a 28% increase in Applied Technology division revenue. Specifically, surgical handpiece and sensor revenue increased 29%, and medical systems revenue increased by approximately $900,000 for the quarter. These increases more than offset lower engineering revenue, as certain programs have now moved from engineering to manufacturing. Approximately $255,000 of Applied Technology systems revenue growth was generated by the sale of products manufactured for JTech, the Physical Evaluation business that was sold at year-end under a Stock Purchase Agreement. Within the Therapeutics division, EnteraLite feeding pump and disposable set revenue increased 7%, but this growth only partially offset a 12% decrease in stationary disposable set revenue and a 48% decrease in international enteral pump revenue. Overall, sales for the Therapeutics division declined approximately 11% during the first quarter of 2004, compared the first quarter of 2003.

Applied Technology contract manufactured products generated 52% of total revenue during the first quarter of 2004, and our proprietary Therapeutics products generated 48% of revenue during the quarter. Excluding revenue from the Physical Evaluation business which has since been sold, Applied Technology revenue was 43% of total revenue for the first quarter of 2003 and our proprietary Therapeutics products generated 57% of revenue. If sales from the Physical Evaluation division were included in this comparison, proprietary product revenue would have represented 62% of total revenue and Applied Technology revenue would have been 38% of total revenue in the first quarter of 2003. During the first quarter of 2004 and 2003, no single customer accounted for over 10% of our revenue.

Our gross profit as a percentage of revenue was approximately 37% for the first quarter of 2004, compared to 42% for the first quarter of 2003. We attribute the decrease in gross profit percentage from 2004 to 2003 to the required deliveries under the Stock Purchase Agreement from the sale of JTech, which included the delivery of approximately $255,000 in product at little or no margin, pass through revenue on NRE tooling costs for a customer, and differences in the product mix delivered during the quarters.

Depreciation and amortization expenses decreased to $214,293 in the first quarter 2004 from $403,107 in the first quarter 2003. The decrease is primarily due the impairment loss recorded on assets in 2003, resulting in a subsequent decline in depreciation expense.

Selling, general and administrative expenses decreased during the first quarter of 2004 to $1,688,147, as compared to $2,067,120 for the first quarter of 2003. The decrease is primarily related to reduction in personnel from the sale of the Physical Evaluation business.

We invested $386,528 in the research and development of new products during the first quarter of 2004, compared to $373,631 in the first quarter of 2003. In the first quarter of 2004, research and development costs represented approximately 6% of our revenue, consistent with 6% in the first quarter of 2003. We are continuing our efforts to develop and introduce new proprietary products and are currently planning at least one new product introduction during the fiscal year. Additionally, we are investing in developing proprietary component technologies for our contract manufacturing business. We expect research and development costs to be approximately 6% of revenue during 2004.

Operating income decreased to $251,621, 4% of revenue in the first quarter of 2004, compared to $339,200, 5% of revenue in the first quarter of 2003 due to the factors described above. Net income increased 18% to $208,781, 3% of revenue in the first quarter of 2004, compared to net income of $177,436, 3% of revenue in the first quarter of 2003. The increase in net income during 2004, as compared to 2003, is due to a decrease of $44,060 in interest expense, as the company has reduced its debt during the past year, and the realization of a deferred tax asset valuation allowance (see below).

We had income tax expense of $3,615 in the first quarter of 2004, compared to income tax expense of $81,921 for the first quarter of 2003. The decrease in tax expense in 2004 from 2003 is due to the reversal of part of our deferred tax asset valuation allowance in the first quarter of 2004. We expect that we will be able to realize a portion of the deferred tax valuation allowance related to net operating loss carry forwards in 2004, thereby resulting in a partial reversal of the related valuation allowance.

At March 31, 2004 and December 31, 2003, we had net current deferred tax assets of $0. Realization of our gross deferred tax assets is dependent on our ability to generate taxable income in the year the assets are realized. Under FAS 109 Accounting for Income Taxes, guidance has been issued relating to cumulative losses in recent years. Under this guidance, when there is a cumulative pretax loss for financial reporting for the current and two preceding years and a company does not have objective planning strategies designed to realize its deferred tax assets, generally no deferred tax asset should be recognized. In following this guidance management has established a full valuation allowance for all deferred tax assets. We are allowed to realize a portion of the valuation allowance as we have taxable income. Due to the taxable income generated by us, approximately $83,000 of the valuation allowance was realized in the first quarter of 2004.

As of March 31, 2004, our backlog of customer orders was $5,255,000, as compared to $3,319,000 on March 31, 2003. We estimate that approximately 80% of the backlog will be shipped before December 31, 2004. Our backlog is for contract manufacturing only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by our customers.

Liquidity and Capital Resources

Our primary sources of liquidity have consisted of cash flow from operations, borrowings under our revolving line of credit and other financial arrangements described below. In prior years, we also have increased working capital through the issuance of stock and we may do so in the future.

Cash flows provided by operating activities for the first three months of 2004 were $922,415, compared to $266,424 for the first three months of 2003. In the first three months of 2004, cash provided by operating activities was primarily associated with receipt of the payment related to the JTech portion of the deferred revenue aspect of the Stock Purchase Agreement, our continued reduction in inventories and our improved collection procedures. In the first three months of 2003, cash provided by operating activities was primarily associated with net income and our continued reduction of inventories as we continued to stream-line our purchasing and manufacturing processes.

Our working capital at March 31, 2004 was $6,220,219, compared to $6,370,351 at March 31, 2003. The portion of working capital represented by cash at such dates was $663,600 and $0 respectively. The ratio of current assets to current liabilities increased to 4.02 at March 31, 2004, from 2.18 at March 31, 2003.

We have a $3,000,000 open line of credit arrangement with a financial institution. The line matures on May 29, 2004. The line of credit is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate, 4% at March 31, 2004. We owed $0 on the line of credit at March 31, 2004 and $1,810,970 at December 31, 2003. We expect to renew the line of credit before its expiration.

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

On April 18, 2001, we entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by our manufacturing facility. The proceeds from the Promissory Note were used to reduce the balance on our line of credit. The note was due on May 15, 2003. The Term Loan Agreement which was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term at an interest rate of 5.4%. We owed $857,687 on the Term Loan Agreement at March 31, 2004.

In 1997, we completed construction of our new 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was $2,591,177. In 1996, we negotiated a $2.0 million Industrial Development Bond ("IDB") to finance this construction. As of March 31, 2004, the remaining principal balance on the IBD was $1,400,000. During the first three months of 2004, the interest paid monthly ranged from 1.06% to 1.22% (APR).

In conjunction with certain 1998 business acquisitions, we issued convertible debentures in the aggregate amount of $5,447,188. The final payments on the debentures were made in January 2003 for $788,970 and in March 2003 for $950,000, primarily using proceeds from our line of credit.

Purchases of leasehold improvements to our facilities, tooling and new engineering, production and testing equipment totaled $41,146 for the first three months of 2004, compared to $87,269 for the first three months of 2003. We expect to spend approximately $300,000 during the remainder of 2004 for additional manufacturing equipment and software, for normal replacement of aging equipment, and manufacturing tooling related to our proprietary products.

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

Critical Accounting Policies and Estimates

In response to the SEC's Release numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Our significant accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Allowance for Doubtful Accounts

As a general policy, collateral is not required for accounts receivable; however, we periodically monitor the need for an allowance for doubtful accounts based upon expected collections of accounts receivable, historical bad debt rates, and specific identification of uncollectible accounts. Based on these factors, we record an allowance to provide for accounts that we believe may not be ultimately collectable. Additionally, customers' financial condition and credit worthiness are regularly evaluated. Historically losses on collections have not been material. As of March 31, 2004, we have recorded an allowance for bad debts of $185,000, approximately 5.2% of accounts receivable.

Product and Inventory Obsolescence

Rapid change and technological innovation characterize the marketplace for medical products. As a result, we and our customers are subject to the risk of product and inventory obsolescence, whether from prolonged development, government approval cycles, or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen. Accordingly, we write down inventory that we believe is in excess or obsolete. Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. As of March 31, 2004, we have reduced inventory by the amount of $254,000, which is approximately 6.8% of gross inventories.

Sales Returns and Warranty

We record a provision for estimated sales returns and allowances and warranty reserve on products we have sold. These estimates are based on historical sales returns and warranty expenses and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns and warranty expenses, revenue could be overstated or understated and expenses could be understated or overstated. We have recorded a sales return and warranty expense allowance in the amount of $85,000 as of March 31, 2004.

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

We accounted for revenue from software transactions pursuant to SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9. SOP No. 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. Under SOP No. 97-2, the determination of fair value is based on objective evidence, which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. As of December 31, 2003 we sold our Physical Evaluation business and no longer sell software or related services.

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

Net intangible assets and goodwill amounted to approximately $4.4 million as of March 31, 2004. Net fixed assets amounted to approximately $4.6 million as of March 31, 2004.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore our deferred tax asset may not be ultimately realized. As of March 31, 2004 a full valuation has been recorded for all deferred tax assets.

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

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

When used in this report, the words such as "estimate," "believe," "project," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements, which include our statements about the level of anticipated expenses during 2004 and our liquidity position are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and we disclaim any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause us not to achieve the benefits contemplated herein, or otherwise cause our results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to our growth and operating strategies; (iii) loss or retirement of key members of management; (iv) increase in interest rates of our cost of borrowing, or a default under any material debt agreement; (v) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (vi) loss of customers; (vii) inability to achieve future sales;
(viii) the unavailability of sufficient funds for operations or capital expenditures; and (ix) inability to introduce new products as planned. Many of such factors are beyond our control. Please refer to our SEC Form 10-K for the fiscal year ended December 31, 2003 for additional cautionary statements.

-------------------------------------------------------------------------------

                 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK
-------------------------------------------------------------------------------

No significant changes in market risk have occurred since December 31, 2003. Please refer to our SEC Form 10-K for the fiscal year ended December 31, 2003 for additional discussion on market risk.
-------------------------------------------------------------------------------

                         ITEM 4. CONTROLS AND PROCEDURES
-------------------------------------------------------------------------------

Our management, including our CEO and CFO, has evaluated the effectiveness of our "disclosure controls and procedures" (the controls and other procedures for recording, processing, summarizing, and reporting on a timely basis the information required to be disclosed in the periodic reports that we file with the U.S. Securities and Exchange Commission) as of the end of the first quarter. Based on that evaluation, and subject to the limitations noted below, our management concluded that our disclosure controls and procedures are effective to ensure that material information about us and our subsidiaries is made known to management by others in our company on a timely basis for preparation of our periodic reports. While we believe our disclosure controls and procedures are effective, we note that controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls and procedures are met. There are inherent limitations, including the possibility that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, or that a person may circumvent the controls. Also, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There has been no change in our internal control over financial reporting that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
-------------------------------------------------------------------------------

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

         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                                       Location if other
          No.     Title of Document                                    than attached hereto
         ------   -----------------                                    --------------------

         3.01*    Certificate of Incorporation                         Amendment No. 1 to Form S-1,
                                                                       filed October 24, 1997

         3.02*    Amended Bylaws                                       March 31, 2002 Form 10-Q
                                                                       filed May 10, 2002

         31.01     Rule 13a-14(a)/15d-14(a)
                  Certification of Chief Executive Officer

         31.02     Rule 13a-14(a)/15d-14(a)
                  Certification of Chief Financial Officer

         32.01     Section 1350 Certification of Chief Executive Officer

         32.02     Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

                  Item(s) Reported                                     Date Filed

                  Item 2 - Acquisition or Disposition of Assets
                           Pro Forma Financial Statements from
                           Sale of Business                            January 15, 2004



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

Dated:  May 6, 2004

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


Dated:  May 6, 2004
                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

                                                                   Exhibit 31.02
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER,
          AS REQUIRED BY SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.


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


Dated:  May 6, 2004
                                     By   /s/ Phillip L. McStotts
                                       -----------------------------
                                       Phillip L. McStotts, CFO
                                      (Chief Financial Officer)

                                                                   EXHIBIT 32.01

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER,
          AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, David J. McNally, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:


         (i) The accompanying annual report on Form 10-K for the quarter ended March 31, 2004, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         (ii) The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated:  May 6, 2004

                                     By   /s/ David J. McNally
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

                                                                   EXHIBIT 32.02

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER,
          AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Phillip L. McStotts, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:


         (i) The accompanying annual report on Form 10-K for the quarter ended March 31, 2004, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         (ii) The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated:  May 6, 2004

                                     By   /s/ Phillip L. McStotts
                                       Phillip L. McStotts, CFO
                                      (Chief Financial Officer)