Form 10-Q
period 2004-06-30
ZEVEX INTERNATIONAL INC
filed 2004-07-29
CIK 827056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from .................to.................

                         Commission file number 001-1296

                            ZEVEX INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)

          DELAWARE                                        87-0462807
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 22, 2004, the Company had outstanding 3,400,964 shares of common stock, par value $0.001 per share.

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. ("ZEVEX" or the "Company") files herewith balance sheets of ZEVEX as of June 30, 2004, and December 31, 2003, and the related statements of operations and cash flows for the respective three month and six month periods ended June 30, 2004 and 2003. In the opinion of ZEVEX' management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of ZEVEX for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of ZEVEX and the notes thereto included in the Annual Report of ZEVEX on Form 10-K for the year ended December 31, 2003.

                                  ZEVEX INTERNATIONAL, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                                     June 30,    December 31,
                                                                       2004          2003
                           ASSETS                                  (unaudited)
                                                                   ------------- -------------

Current assets
     Cash and cash equivalents                                        $ 635,862     $ 668,089
     Designated cash for sinking fund payment on industrial
        development bond                                                 45,667        95,277
     Accounts receivable, net of allowance for doubtful
        accounts of $155,000 and $185,000                             3,682,617     3,830,341
     Other receivable                                                    35,500     1,200,000
     Inventories                                                      3,576,744     4,114,567
     Marketable securities                                               96,000        88,000
     Income taxes receivable                                            442,209       442,548
     Prepaid expenses and other current assets                           62,774       115,457
     Total current assets                                             8,577,373    10,554,279

     Property and equipment, net                                      4,597,602     4,799,120
     Patents, trademarks and other intangibles, net                     335,805       330,277
     Goodwill, net                                                    4,048,264     4,048,264
     Other assets                                                        12,156           145
     Total assets                                                  $ 17,571,200   $19,732,085

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                               $ 1,255,435   $ 1,540,700
     Other accrued liabilities                                          782,464       525,071
     Deferred revenue                                                    14,043       538,770
     Bank line of credit                                                      -     1,810,970
     Current portion of industrial development bond                     100,000       100,000
     Current portion of other long-term debt                             51,819        50,430
     Current portion of capital leases                                   40,833       122,950
     Total current liabilities                                        2,244,594     4,688,891

     Industrial development bond                                      1,200,000     1,300,000
     Other long-term debt                                               793,347       819,608

Stockholders' equity
     Common stock; $.001 par value, 10,000,000
        authorized shares, 3,440,197 issued and 3,400,964
        outstanding at June 30, 2004 and December 31, 2003                3,440         3,440
     Additional paid in capital                                      16,290,452    16,290,452
     Unrealized gain on marketable securities                            11,067         3,067
     Treasury stock, 39,233 shares (at cost) at
        June 30, 2004 and December 31, 2003                             (89,422)      (89,422)
     Accumulated deficit                                             (2,882,278)   (3,283,951)
     Total stockholders' equity                                       13,333,259    12,923,586
     Total liabilities and stockholders' equity                     $ 17,571,200   $19,732,085


                                        ZEVEX INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three months ended             Six months ended
                                                   June 30,                       June 30,
                                              2004            2003           2004           2003
                                           (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                           ----------------------------  -------------  -------------
                                           ----------------------------  -------------  -------------
Revenue:
     Product sales                          $ 5,878,725    $ 6,215,092    $ 11,993,257   $ 12,039,787
     Engineering services                       345,272        614,701         439,444      1,438,190
     Total revenue                            6,223,997       6,829,793     12,432,701     13,477,977

     Cost of sales                            3,793,241       4,138,176      7,675,649      8,006,409
Gross profit                                  2,430,756       2,691,617      4,757,052      5,471,568

Operating expenses:
     General and administrative              1,268,273         935,412      2,158,974      1,968,869
     Selling and marketing                     745,004       1,167,120      1,542,450      2,200,783
     Research and development                  179,115         534,412        565,643        908,043
Total operating expenses                     2,192,392       2,636,944      4,267,067      5,077,695

Operating income                               238,364          54,673        489,985        393,873

Other income (expense):
     Interest and other income                   3,070           1,018          4,856          6,246
     Interest expense                          (48,542)        (98,699)       (89,553)      (183,770)
Income (loss) before income taxes              192,892         (43,008)       405,288        216,349

(Provision) benefit for income taxes                -           14,901         (3,615)       (67,020)

Net income (loss)                            $ 192,892       $ (28,107)     $ 401,673      $ 149,329


Basic net income (loss) per share              $ 0.06          $ (0.01)       $ 0.12         $ 0.04

Weighted average shares outstanding         3,400,964       3,400,964      3,400,964      3,400,964

Diluted net income (loss) per share            $ 0.06          $ (0.01)       $ 0.12         $ 0.04

Diluted weighted average shares outstanding 3,438,380       3,400,964      3,448,263      3,422,366

                                       ZEVEX INTERNATIONAL, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six months ended
                                                                       June 30,       June 30,
                                                                         2004           2003
                                                                     (unaudited)    (unaudited)
                                                                     -------------  -------------
                                                                     -------------  -------------
Cash flows from operating activities
Net income                                                              $ 401,673      $ 149,329
Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                        427,211        808,159
     Deferred income taxes                                                      -        (86,114)
     Changes in operating assets and liabilities
        Designated cash for sinking fund payment
           on industrial development bond                                  49,610         48,836
        Accounts receivable                                               147,724       (381,003)
        Inventories                                                       537,823        713,680
        Prepaid expenses and other assets                                 103,766        117,404
        Accounts payable                                                 (285,265)      (394,439)
        Accrued and other liabilities                                     257,393         63,561
        Deferred revenue                                                 (412,024)             -
        Income taxes receivable/payable                                      339        153,134

Net cash provided by operating activities                               1,228,250      1,192,547

Cash flows from investing activities
Purchase of property and equipment                                       (213,490)      (275,348)
Additions of patents and trademarks                                       (17,731)       (35,045)
Proceeds from other receivable from sale of business                     988,703              -

Net cash provided by (used in) investing activities                       757,482       (310,393)

Cash flows from financing activities
Principal payments on capital lease and long-term debt                   (106,989)      (793,730)
Payments on business and product line acquisition debt                          -     (1,738,970)
Payments on industrial development bond                                  (100,000)      (100,000)
Net (payments on) proceeds from bank line of credit                    (1,810,970)     2,331,298

Net cash used in financing activities                                  (2,017,959)      (301,402)

Net decrease in cash and cash equivalents                                 (32,227)       580,752

Cash and cash equivalents at beginning of period                          668,089              -

Cash and cash equivalents at end of period                              $ 635,862      $ 580,752


                            ZEVEX INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

1. Description of Organization and Business and Summary of Significant Accounting Policies

Description of Organization and Business

The Company was incorporated under the laws of the State of Nevada on December 30, 1987. The Company was originally incorporated as Downey Industries, Inc. and changed its name to ZEVEX International, Inc. on August 15, 1988. In November 1997, the Company reincorporated in Delaware. The Company, through its divisions and subsidiaries, engages in the business of designing, manufacturing and distributing medical devices. The Therapeutics division manufactures and markets enteral nutrition delivery devices. The Applied Technology division designs and manufactures advanced medical components and systems for medical technology companies. Until December 31, 2003 when it was sold, the Physical Evaluation division manufactured and marketed industry-leading physical evaluation testing systems.

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

Principles of Consolidation

The consolidated financial statements as of June 30, 2004 include the accounts of ZEVEX International, Inc. (the Company) and its wholly owned operating subsidiary ZEVEX, Inc. For the period ended June 30, 2003, the consolidated statement of operations also included the accounts of the Company's wholly owned operating subsidiary, JTech. As discussed above and in Note 3, JTech was sold effective December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

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


Had compensation expense for options under the Company's two stock-based compensation plans been determined based on the fair value of the options at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts for the three months and six months ended June 30 as indicated below:

                                                            Three months ended               Six months ended
                                                      ------------------------------- --------------------------------
                                                      June 30, 2004   June 30, 2003    June 30, 2004   June 30, 2003
                                                      --------------- --------------- ---------------- ---------------
Net (loss) income as reported                              $ 192,892     $  (28,107)       $  401,673      $  149,329
   Less:  Stock   compensation   expense  determined
     under the fair  value  method,  net of  related
     tax effects                                             159,133         83,844           284,368         182,479
                                                      --------------- --------------- ---------------- ---------------
                                                      --------------- --------------- ---------------- ---------------
Pro forma net (loss) income                                 $ 33,759     $ (111,951)       $  117,305      $  (33,150)
                                                      =============== =============== ================ ===============
                                                      =============== =============== ================ ===============
 (Loss) earnings per share:
   Basic - as reported                                     $     .06      $    (.01)         $    .12        $    .04
   Basic - pro forma                                       $     .01      $    (.03)         $    .03  $        (.01)
   Diluted - as reported                                   $     .06      $    (.01)         $    .12        $    .04
   Diluted - pro forma                                     $     .01      $    (.03)         $    .03      $    (.01)

2.  Debt

The Company maintains a line of credit arrangement with a financial institution. The line was reduced from $6 million to $3 million on March 10, 2004. The line of credit matures on May 29, 2005. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 4.25% at June 30, 2004 and 4% on December 31, 2003. The Company's balance on its line of credit was $0 at June 30, 2004 and $1,810,970 at December 31, 2003. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of June 30, 2004, the Company was in compliance with these financial covenants.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by the Company's manufacturing facility. The note was due on May 15, 2003. The Term Loan Agreement which was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The Company owed $845,166 on the Term Loan Agreement at June 30, 2004.

3.  Related Party Transactions

On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished through the sale of all the issued and outstanding capital stock of JTech, previously a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003 by and between the Company and Mr. Leonard C. Smith, a former employee, officer and director of the Company, for a purchase price of $1.2 million, which was recorded as an "other receivable" at December 31, 2003. Cash of $1,129,500 was received on January 15, 2004, $35,000 was received on June 11, 2004, with the remainder to be paid when the Company satisfies certain obligations to JTech as set forth in the Stock Purchase Agreement. Such obligations include the requirement to deliver inventory, upon completion of production, and certain other equipment. Deferred revenue of $324,000 was recorded related to these obligations, of which approximately $196,000 was recognized in the first quarter 2004 in product sales in the consolidated statement of operations and of which approximately $113,000 was recorded in other income offset by associated costs of $113,000. Additionally, pursuant to the Stock Purchase Agreement, the Company may receive additional payments from the purchaser based upon specifically identified JTech product sales in 2004 and 2005.

4.   Comprehensive Income

For the three months and six months ended June 30, 2004, the Company had comprehensive income of $193,692 and $409,673. For the three months and six months ended June 30, 2003, the Company did not have any additional elements of comprehensive income. Therefore, comprehensive income equaled net income.

5. Inventories

Inventories consist of the following:

                                                           June 30, 2004          December 31, 2003
                                                      -------------------------------------------------
Materials                                                $    1,945,288           $    2,144,926
Work in progress                                                338,510                  504,921
Finished goods, including completed subassemblies             1,292,946                1,464,720
                                                      -------------------------------------------------
                                                         $    3,576,744           $    4,114,567
                                                      =================================================

6. Net Income Per Common Share

Basic net income per common share is calculated by dividing net income for the period by the weighted-average number of the Company's common shares outstanding.

Diluted net income per common share includes the dilutive effect of options in the weighted-average number of the Company's common shares outstanding as calculated using the treasury stock method. For the three months ended June 30, 2004 and June 30, 2003, 599,500 option shares and 611,550 option shares were not included because they were antidilutive. For the six months ended June 30, 2004 and June 30, 2003, 554,500 option shares and 616,550 option shares were not included because they were antidilutive.

7. Business Segments

Through December 31, 2003 the Company operated in three business segments:
Therapeutics, Physical Evaluation, and Applied Technology. The Therapeutics segment includes the manufacture and sale of feeding pumps, and disposable sets tubes used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). The Physical Evaluation segment included the manufacture and sale of stand-alone and computerized products that measure isolated muscle strength, joint range of motion and sensation. In the Applied Technology segment, the Company provides design and manufacturing services to medical device companies who, in turn, sell the Company's components and systems under private labels or incorporate them into their products. The Company evaluates the performance of the segments through gross profit, less selling and marketing expenses, and research and development expenses (or contribution margin). The Company does not allocate general and administrative expenses by segment. General and administrative expenses are included in Corporate and Unallocated amounts indicated below.

On December 31, 2003, the Company completed the sale of its Physical Evaluation business (See Note 3).

Segment information for the three months ended June 30, 2004 (in thousands) follows:


                                                          Physical        Applied       Corporate and
                                        Therapeutics     Evaluation      Technology      Unallocated       Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   3,366       n/a             $   2,858       $     --      $  6,224
Cost of sales                                   2,109       n/a                 1,684             --         3,793
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    1,257       n/a                 1,174             --         2,431
Selling and marketing                             665       n/a                    80             --           745
Research and development                          108       n/a                    71             --           179
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               484       n/a                 1,023             --         1,507
General and administrative                         --       n/a                    --          1,268         1,268
Other (income)/expenses                            --       n/a                    --             46            46
Provision for income taxes                         --       n/a                    --             --            --
                                                                                                      -------------
                                                                                                      -------------
Net income                                                                                                 $   193
                                                                                                      =============
                                                                                                      =============

Total assets                                $     558       n/a             $   4,048      $  12,965      $ 17,571
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

Segment information for the three months ended June 30, 2003 (in thousands) follows:


                                                          Physical        Applied       Corporate and
                                        Therapeutics     Evaluation      Technology      Unallocated       Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   3,532         $   846       $   2,452       $     --      $  6,830
Cost of sales                                   2,200             413           1,525             --         4,138
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    1,332             433             927             --         2,692
Selling and marketing                             666             396             105             --         1,167
Research and development                          196             264              75             --           535
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               470           (227)             747             --           990
General and administrative                         --              --              --            935           935
Other (income)/expenses                            --              --              --             98            98
Provision for income taxes                         --              --              --           (15)          (15)
                                                                                                      -------------
                                                                                                      -------------
Net income                                                                                                $   (28)
                                                                                                      =============
                                                                                                      =============

Total assets                                $   2,830        $  5,199        $  4,048      $  16,152      $ 28,229
                                       =============== =============== =============== ============== =============

Prior to the second quarter of 2003, the Company also included accounts receivable and inventory in segment assets. However, due to changes in the accumulation of the Company's financial information, accounts receivable and inventory are no longer tracked separately by segment.

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $842,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $4,048,000 in Applied Technology.

Segment information for the six months ended June 30, 2004 (in thousands) follows:


                                                          Physical        Applied       Corporate and
                                        Therapeutics     Evaluation      Technology     Unallocated       Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   6,361       n/a             $   6,072       $     --      $ 12,433
Cost of sales                                   3,959       n/a                 3,717             --         7,676
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    2,402       n/a                 2,355             --         4,757
Selling and marketing                           1,370       n/a                   172             --         1,542
Research and development                          308       n/a                   258             --           566
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               724       n/a                 1,925             --         2,649
General and administrative                         --       n/a                    --          2,159         2,159
Other (income)/expenses                            --       n/a                    --             85            85
Provision for income taxes                         --       n/a                    --              4             4
                                                                                                      -------------
                                                                                                      -------------
Net income                                                                                                 $   401
                                                                                                      =============
                                                                                                      =============


Segment information for the six months ended June 30, 2003 (in thousands) follows:


                                                          Physical        Applied       Corporate and
                                        Therapeutics     Evaluation      Technology     Unallocated       Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   6,881       $   1,607       $   4,990       $     --      $ 13,478
Cost of sales                                   4,414             635           2,957             --         8,006
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    2,467             972           2,033             --         5,472
Selling and marketing                           1,217             776             208             --         2,201
Research and development                          319             440             149             --           908
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               931           (244)           1,676             --         2,363
General and administrative                         --              --              --          1,969         1,969
Other (income)/expenses                            --              --              --            178           178
Provision for income taxes                         --              --              --             67            67
                                                                                                      -------------
                                                                                                      -------------
Net income                                                                                                 $   149
                                                                                                      =============
                                                                                                      =============

-------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, such forward-looking statements may be identified by the use of words such as "estimate," "believe," "project," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements. Such statements, which include our statements about the level of anticipated expenses during 2004 and our liquidity position are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and we disclaim any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause us not to achieve the benefits contemplated herein, or otherwise cause our results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to our growth and operating strategies; (iii) loss or retirement of key members of management; (iv) increase in interest rates of our cost of borrowing, or a default under any material debt agreement; (v) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (vi) loss of customers; (vii) inability to achieve future sales;
(viii) the unavailability of sufficient funds for operations or capital expenditures; and (ix) inability to introduce new products as planned. Many of such factors are beyond our control. Please refer to our SEC Form 10-K for the fiscal year ended December 31, 2003 for additional cautionary statements.

Overview

Through our divisions and subsidiaries, we engage in the business of designing, manufacturing, and distributing medical devices. Our Therapeutics division manufactures and markets enteral nutrition delivery devices. Our Applied Technology division designs and manufactures advanced medical components and systems for original equipment manufacturers ("OEM's"). Until its sale on December 31, 2003, our Physical Evaluation division manufactured and marketed industry-leading physical evaluation testing systems. Please refer to Note 7 of the Unaudited Consolidated Financial Statements for discussion of our business segments.

We entered the enteral nutrition delivery segment of the home health care market in 1996 with the introduction of the EnteraLite(R) ambulatory enteral feeding pump, which continues to gain acceptance due to its superior mobility and state-of-the-art features. We believe that by improving the convenience of nutrition delivery, the EnteraLite(R) and future products we can contribute to better clinical outcomes and improved quality of life for enteral patients Domestic sales of our EnteraLite(R) product line grew by approximately 3% in the second quarter of 2004, and 5% during the first six months of 2004, compared to the second quarter and first six months of 2003.

The products of our Therapeutics division include ambulatory enteral feeding pumps and related disposable sets for mobile patients, as well as stationary enteral feeding pumps and disposable sets. We entered the home health care segment of the enteral nutrition delivery market in 1996 with the introduction of the EnteraLite(R) ambulatory enteral feeding pump, which continues to gain acceptance due to its superior mobility and state-of-the-art features. We believe that by improving the convenience of nutrition delivery, the EnteraLite(R) can contribute to better clinical outcomes and improved quality of life for enteral patients. Domestic sales of our EnteraLite(R) product line grew by approximately 3% in the second quarter of 2004, and 5% during the first six months of 2004, compared to the second quarter and first six months of 2003.

At the time of the 1998 acquisition of the Nutrition Medical line of stationary enteral feeding pumps and the 2000 acquisition of the Nestle USA, Inc. enteral nutrition delivery business, we intended to aggressively expand into the long-term care market for enteral feeding delivery products. After several years of downward competitive pricing pressure in this market segment, our revenue has decreased by over 50%, which includes a decrease in revenue of approximately $300,000 for the second quarter of 2004 and $400,000 for the first six months of 2004, compared to the second quarter and first six months of 2003.

Since 1987, we have been a contract manufacturer providing design and manufacturing services to medical companies who sell our components and systems under private label, primarily incorporating our core technologies of ultrasound, fluid delivery, and optoelectronics. This business is conducted through our Applied Technology division. Applied Technology division revenue increased 17% during the second quarter of 2004, and 22% during the first six months of 2004, compared to the second quarter and first six months of 2003.

Last year, in response to the changing marketplaces of our business segments, we evaluated our business opportunities and refocused on our core market offerings of ambulatory enteral feeding and our specialized contract manufacturing services. We established a lean manufacturing philosophy, including the transition from batch processing to continuous flow production, developed a business model with market development strategies designed to capitalize on profitable business opportunities, and we sold the Physical Evaluation business in December 2003.

The sale of our Physical Evaluation business was accomplished by the sale of all the issued and outstanding capital stock of JTech Medical Industries, Inc. our wholly-owned operating subsidiary. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003 by and between us and Mr. Leonard C. Smith, a former employee, officer and director of ZEVEX. Please refer to Note 3 in the Unaudited Consolidated Financial Statements for discussion of the sale.

On July 22, 2004, we executed several strategic agreements with Numico Trading B.V., a Netherlands corporation ("NTBV"), Nutricia International B.V., a Netherlands corporation ("Nutricia", and, together with "NTBV", "Numico"). Nutricia and NTBV are wholly-owned subsidiaries of Royal Numico N.V., a Netherlands corporation, which is a world leader in the manufacturing and marketing of clinical nutrition products and related equipment and accessories. Under the terms of these agreements, Numico will become the exclusive distributor of certain ZEVEX enteral feeding pumps in over thirty countries, including parts of Africa, Asia, Australia, Europe, The Pacific Rim, and South America (the "Territory"). Also, we will become the exclusive manufacturer and supplier to Numico of all clinical nutrition delivery pumps and accessories that are or will be commercialized and placed or sold by Numico within the Territory. We also entered into a maintenance and service agreement where we will become the exclusive authorized service provider for repair and maintenance services for certain enteral feeding pumps that are placed, sold, or distributed by Numico in parts of the Territory. The term of these agreements are perpetual but, may be terminated at any time on or after January 1, 2008, by either party by giving notice to the other party of its intention to do so. After such notice these agreements shall terminate two years from the date of such notice. We anticipate that the combined impact of the distribution, manufacturing and service components of these agreements will increase revenue by more than $7.0 million annually, beginning in 2005. This would represent growth of 27% over the Company's 2003 revenue (including revenue from the divested Physical Evaluation division), and 56% growth over the Company's 2003 Therapeutics division revenue.

Results of Operations

Revenue for the Applied Technology and Therapeutics divisions increased by 4% during the second quarter of 2004, compared to the second quarter of 2003. Revenue for these two divisions was $6,223,998 during the second quarter of 2004, compared to $5,984,313 for the second quarter of 2003. These comparisons do not include revenue from the Physical Evaluation division, which was sold on December 31, 2003. Revenue in the second quarter of 2003 from the Physical Evaluation division was $845,480.

The increase in revenue over last year's second quarter, excluding the Physical Evaluation business, is largely due to a 17% increase in Applied Technology division revenue. Specifically, surgical handpiece and sensor revenue increased 26%, and medical systems revenue increased by approximately $500,000 for the quarter. These increases more than offset lower engineering revenue, as certain programs have now moved from engineering to manufacturing. Within the Therapeutics division, EnteraLite feeding pump and disposable set revenue increased 3%, but this growth only partially offset a 33% decrease in stationary disposable set revenue, while our international revenue held steady. Overall, sales for the Therapeutics division declined approximately 5% during the second quarter of 2004, compared to the second quarter of 2003.

Revenue for the Applied Technology and Therapeutics divisions was $12,432,701 during the first six months of 2004, compared to $11,871,809 for the first six months of 2003, an increase of 5% for 2004 compared to 2003. This comparison does not include revenue from the Physical Evaluation division, which was sold on December 31, 2003. Revenue in the first six months of 2003 from the Physical Evaluation division was $1,606,168.

The increase in revenue over last year's first six months, excluding the Physical Evaluation business, is largely due to a 22% increase in Applied Technology division revenue. Specifically, surgical handpiece and sensor revenue increased 27%, and medical systems revenue increased by approximately $1,400,000 for the first six months of 2004. These increases more than offset lower engineering revenue, as certain programs have now moved from engineering to manufacturing. Approximately $255,000 of Applied Technology systems revenue growth was generated by the sale of products manufactured for JTech, the Physical Evaluation business that was sold at year-end under a Stock Purchase Agreement. Within the Therapeutics division, EnteraLite feeding pump and disposable set revenue increased 5%, but this growth only partially offset a 23% decrease in stationary disposable set revenue and a 20% decrease in international enteral products revenue. Overall, sales for the Therapeutics division declined approximately 8% during the first six months of 2004, compared the first six months of 2003.

Applied Technology contract manufactured products generated 46% of total revenue during the second quarter of 2004, and our proprietary Therapeutics products generated 54% of revenue during the second quarter. Excluding revenue from the Physical Evaluation business which has since been sold, Applied Technology revenue was 41% of total revenue for the second quarter of 2003 and our proprietary Therapeutics products generated 59% of revenue. If sales from the Physical Evaluation division were included in this comparison, proprietary product revenue would have represented 64% of total revenue and Applied Technology revenue would have been 36% of total revenue in the second quarter of 2003. During the second quarters of 2004 and 2003, no single customer accounted for over 10% of our revenue.

Applied Technology contract manufactured products generated 49% of total revenue during the first six months of 2004, and our proprietary Therapeutics products generated 51% of revenue during the first six months. Excluding revenue from the Physical Evaluation business which has since been sold, Applied Technology revenue was 42% of total revenue for the first six months of 2003 and our proprietary Therapeutics products generated 58% of revenue. If sales from the Physical Evaluation division were included in this comparison, proprietary product revenue would have represented 63% of total revenue and Applied Technology revenue would have been 37% of total revenue in the first six months of 2003. During the first six months of 2004 and 2003, no single customer accounted for over 10% of our revenue.

Our gross profit as a percentage of revenue was approximately 39% for the second quarter of 2004, compared to 39% for the second quarter of 2003. Gross profit as a percentage of revenue was approximately 38% for the first six months of 2004, compared to 41% for the first six months of 2003. We attribute the decrease in gross profit percentage in the first six months of 2004 compared to the second quarter of 2003 to the product mix delivered during the quarters, including sales from the Physical Evaluation division in 2003.

Depreciation and amortization expenses decreased to $212,918 in the second quarter 2004 from $405,052 in the second quarter of 2003, and $427,211 in the first six months 2004 from $808,159 in the first six months of 2003. The decrease is primarily due the impairment loss recorded on assets in 2003, resulting in a subsequent decline in depreciation expense.

Selling, general and administrative expenses decreased during the second quarter of 2004 to $2,013,277, as compared to $2,102,532 for the second quarter of 2003, and decreased during the first six months of 2004 to $3,701,424, as compared to $4,169,652 for the first six months of 2003. The decrease is primarily related to reduction in personnel from the sale of the Physical Evaluation business, although the decrease was offset in the second quarter of 2004 due to non-recurring legal expenses incurred in the amount of approximately $280,000 in the negotiations and drafting of the strategic distribution, manufacturing, and services agreements with Royal Numico N.V. as previously discussed.

We invested $179,115 in the research and development of new products during the second quarter of 2004, compared to $534,412 in the second quarter of 2003. For the six months ended June 30, 2004, we invested $565,643 in research and development, compared to $908,043 for the six months ended June 30, 2003. In the second quarter of 2004, research and development costs represented approximately 3% of our revenue, compared to 8% in the second quarter of 2003. The decrease in research and development cost is primarily due to decrease in developments costs related to the Physical Evaluation division in 2003. We are continuing our efforts to develop and introduce new proprietary products and are currently planning at least one new product introduction during the fiscal year. Additionally, we are investing in developing proprietary component technologies for our contract manufacturing business. We expect research and development costs to be approximately 6% of revenue during 2004.

Operating income increased to $238,364, 4% of revenue in the second quarter of 2004, compared to $54,673, 1% of revenue in the second quarter of 2003, and increased to $489,985, 4% of revenue in the first six months of 2004, compared to $393,873, 3% of revenue in the second quarter of 2003 due to the factors described above. Net income increased to $192,892, 3% of revenue in the second quarter of 2004, compared to a net loss of $28,107, in the second quarter of 2003. During the first six months of 2004 net income increased 169% to $401,673, 3% of revenue, compared to net income of $149,329, 1% of revenue in the first six months of 2003. The increase in net income during 2004, as compared to 2003, is due to the factors noted above, as well as a decrease in interest expense, as the Company has reduced its debt during the past year, the reduction in research and development costs, and the realization of a deferred tax asset valuation allowance (see below).

We had income tax expense of $0 in the second quarter of 2004, compared to an income tax benefit of $14,901 for the second quarter of 2003, and income tax expense of $3,615 for the first six months of 2004, compared to income tax expense of $67,020 for the first six months of 2003. The decrease in tax expense in 2004 from 2003 is due to the reversal of part of our deferred tax asset valuation allowance in the second quarter and the first six months of 2004. We expect that we will be able to realize a portion of the deferred tax valuation allowance related to net operating loss carry forwards in 2004, thereby resulting in a partial reversal of the related valuation allowance.

At June 30, 2004 and December 31, 2003, we had net current deferred tax assets of $0. Realization of our gross deferred tax assets is dependent on our ability to generate taxable income in the year the assets are realized. Under FAS 109 Accounting for Income Taxes, guidance has been issued relating to cumulative losses in recent years. Under this guidance, when there is a cumulative pretax loss for financial reporting for the current and two preceding years and a company does not have objective planning strategies designed to realize its deferred tax assets, generally no deferred tax asset should be recognized. In following this guidance management established a full valuation allowance for all deferred tax assets in 2003. We are allowed to realize a portion of the valuation allowance as we have taxable income. Due to the taxable income generated by us, approximately $60,000 of the valuation allowance was realized in the second quarter and $143,000 for the first six months of 2004.

As of June 30, 2004, our backlog of customer orders was $3,337,000, as compared to $5,046,000 on June 30, 2003. We estimate that approximately 95% of the backlog will be shipped before December 31, 2004. Our backlog is for contract manufacturing only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by our customers.

Liquidity and Capital Resources

Our primary sources of liquidity have consisted of cash flow from operations, borrowings under our revolving line of credit and other financial arrangements described below. In prior years, we also have increased working capital through the issuance of stock and we may do so in the future.

Cash flows provided by operating activities for the first six months of 2004 were $1,228,250, compared to $1,192,547 for the first six months of 2003. In the first six months of 2004, cash provided by operating activities was primarily associated with net income, our continued reduction in inventories and our improved collection procedures, offset by decreases in deferred revenue. In the first six months of 2003, cash provided by operating activities was primarily associated with net income and our continued reduction of inventories as we continued to stream-line our purchasing and manufacturing processes.

Our working capital at June 30, 2004 was $6,332,779, compared to $7,210,694 at June 30, 2003. The portion of working capital represented by cash at such dates was $635,862 and $580,752 respectively. The ratio of current assets to current liabilities increased to 3.82 at June 30, 2004, from 2.59 at June 30, 2003.

We have a $3,000,000 open line of credit arrangement with a financial institution. The line matures on May 29, 2005. The line of credit is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate, 4.25% at June 30, 2004. We owed $0 on the line of credit at June 30, 2004 and $1,810,970 at December 31, 2003. We expect to renew the line of credit before its expiration.

On March 15, 2001, we entered into a Secured Financing Agreement with a bank for the amount of $1,500,000. The agreement was secured by our existing base of enteral feeding pumps, which were purchased from Nestle and are now manufactured by us. The proceeds from the agreement were used to reduce our line of credit balance. The agreement had a 36-month term, was due on February 15, 2004, and bore interest at a rate of 8.24%. We paid off the financing agreement in March 2003, primarily using proceeds from our line of credit in the amount of $589,998.

On April 18, 2001, we entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by our manufacturing facility. The proceeds from the Promissory Note were used to reduce the balance on our line of credit. The note was due on May 15, 2003. The Term Loan Agreement which was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term at an interest rate of 5.4%. We owed $845,166 on the Term Loan Agreement at June 30, 2004.

In 1997, we completed construction of our new 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was $2,591,177. In 1996, we negotiated a $2.0 million Industrial Development Bond ("IDB") to finance this construction. As of June 30, 2004, the remaining principal balance on the IBD was $1,300,000. During the first six months of 2004, the interest paid monthly ranged from 1.06% to 1.33% (APR).

In conjunction with certain 1998 business acquisitions, we issued convertible debentures in the aggregate amount of $5,447,188. The final payments on the debentures were made in January 2003 for $788,970 and in March 2003 for $950,000, primarily using proceeds from our line of credit.

Purchases of leasehold improvements to our facilities, tooling and new engineering, production and testing equipment totaled $213,490 for the first six months of 2004, compared to $275,348 for the first six months of 2003. We expect to spend approximately $350,000 during the remainder of 2004 for additional manufacturing equipment and software, for normal replacement of aging equipment, and manufacturing tooling related to our proprietary products.

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

Allowance for Doubtful Accounts

As a general policy, collateral is not required for accounts receivable; however, we periodically monitor the need for an allowance for doubtful accounts based upon expected collections of accounts receivable, historical bad debt rates, and specific identification of uncollectible accounts. Based on these factors, we record an allowance to provide for accounts that we believe may not be ultimately collectable. Additionally, customers' financial condition and credit worthiness are regularly evaluated. Historically losses on collections have not been material. As of June 30, 2004, we have recorded an allowance for bad debts of $155,014, approximately 4% of accounts receivable.

Product and Inventory Obsolescence

Rapid change and technological innovation characterize the marketplace for medical products. As a result, we and our customers are subject to the risk of product and inventory obsolescence, whether from prolonged development, government approval cycles, or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen. Accordingly, we write down inventory that we believe is in excess or obsolete. Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. As of June 30, 2004, we have reduced inventory by the amount of $275,000, which is approximately 7% of gross inventories.

Sales Returns and Warranty

We record a provision for estimated sales returns and allowances and warranty reserve on products we have sold. These estimates are based on historical sales returns and warranty expenses and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns and warranty expenses, revenue could be overstated or understated and expenses could be understated or overstated. We have recorded a sales return and warranty expense allowance in the amount of $85,000 as of June 30, 2004.

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

Effective in 2002, goodwill is no longer amortized but is subject to an annual (or, under certain circumstances, more frequent) impairment test, based on a comparison of the carrying value of the goodwill and the fair value of the respective business unit. Other intangible assets continue to be amortized over their useful lives and also will be subject to an impairment test. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future. We completed our annual impairment test as required by FAS 142, no impairment was indicated.

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

Net intangible assets and goodwill amounted to approximately $4.4 million as of June 30, 2004. Net fixed assets amounted to approximately $4.6 million as of June 30, 2004.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore our deferred tax asset may not be ultimately realized. As of June 30, 2004 a full valuation has been recorded for all deferred tax assets.

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

-------------------------------------------------------------------------------

                 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK
-------------------------------------------------------------------------------

For quantitative and qualitative disclosures about market risk affecting ZEVEX, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2003.

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

                                     PART II

                                OTHER INFORMATION
-------------------------------------------------------------------------------

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

ZEVEX held its Annual Meeting of the Shareholders on May 24, 2004. At the Annual Meeting, John T. Lemley and Richard L. Shanaman were elected to serve for a three-year term expiring at the 2007 Annual Meeting. The following table summarizes the tabulation for each director nominee.


---------------------------- -------------------------- -------------------------- --------------------------
Director nominee             Votes cast For             Votes Against              Votes Abstained
---------------------------- -------------------------- -------------------------- --------------------------
---------------------------- -------------------------- -------------------------- --------------------------
John T. Lemley               3,077,984                  0                          69,520
---------------------------- -------------------------- -------------------------- --------------------------
---------------------------- -------------------------- -------------------------- --------------------------
Richard L. Shanaman          3,077,984                  0                          69,520
---------------------------- -------------------------- -------------------------- --------------------------


Directors whose three-year term of office continued after the meeting were:
David B. Kaysen, Phillip L. McStotts, and Dan M. Robertson, whose term expires at the 2005 Annual Meeting and David J. McNally and Bradly A. Oldroyd, whose term expires at the 2006 Annual Meeting, No other matters were voted upon at the meeting.

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

         31.01     Rule 13a-14(a)/15d-14(a)
                  Certification of Chief Executive Officer

         31.02     Rule 13a-14(a)/15d-14(a)
                  Certification of Chief Financial Officer

         32.01     Section 1350 Certification of Chief Executive Officer

         32.02     Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

                  Item(s) Reported                                  Date Filed

                  Item 9 - Regulation FD Disclosure              March 30, 2004

* Denotes exhibits specifically incorporated in this Form 10-Q by reference to other filings of the Company pursuant to the provisions of Securities and Exchange Commission Rule 12b-32 and Regulation S-K. These documents are located under File No.001-10287 at, among other locations, the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, D.C. 20549.

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

Dated:  July 29, 2004

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


Dated:  July 29, 2004
                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

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


Dated:  July 29, 2004
                                     By   /s/ Phillip L. McStotts
                                       -----------------------------
                                       Phillip L. McStotts, CFO
                                      (Chief Financial Officer)

                                                                  EXHIBIT 32.01

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER,
          AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, David J. McNally, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:


         (i) The accompanying quarterly report on Form 10-Q for the quarter ended June 30, 2004, fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         (ii) The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated:  July 29, 2004

                                     By   /s/ David J. McNally
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

This certification accompanies the above-described Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                  EXHIBIT 32.02

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER,
          AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Phillip L. McStotts, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:


         (i) The accompanying quarterly report on Form 10-Q for the quarter ended June 30, 2004, fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         (ii) The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated:  July 29, 2004

                                     By   /s/ Phillip L. McStotts
                                       Phillip L. McStotts, CFO
                                      (Chief Financial Officer)


This certification accompanies the above-described Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.