Form 10-Q
period 2004-09-30
ZEVEX INTERNATIONAL INC
filed 2004-11-15
CIK 827056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 20, 2004, the Company had outstanding 3,400,964 shares of common stock, par value $0.001 per share.

                            ZEVEX INTERNATIONAL, INC.

                                    FORM 10-Q
                  For the Three Months Ended September 30, 2004




                                TABLE OF CONTENTS




                          PART I. FINANCIAL INFORMATION


Item 1. Unaudited Financial Statements:

        Consolidated Condensed Balance Sheets as of September 30, 2004 and
        December 31, 2003                                                                              4

        Consolidated Condensed Statements of Operations for the three
        and nine months ended September 30, 2004 and 2003                                              5

        Consolidated Condensed Statements of Cash Flows for the nine
        months ended September 30, 2004 and 2003                                                       6

        Consolidated Notes to Financial Statements                                                     7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                         12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    19

Item 4. Controls and Procedures                                                                       19

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                              20

Signatures                                                                                            21




                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. ("ZEVEX" or the "Company") files herewith balance sheets of ZEVEX as of September 30, 2004, and December 31, 2003, and the related statements of operations and cash flows for the respective three month and nine month periods ended September 30, 2004 and 2003. In the opinion of ZEVEX' management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of ZEVEX for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of ZEVEX and the notes thereto included in the Annual Report of ZEVEX on Form 10-K for the year ended December 31, 2003.

                                     ZEVEX INTERNATIONAL, INC.
                                    CONSOLIDATED BALANCE SHEETS


                                                                        September 30,  December 31,
                                                                            2004           2003
                             ASSETS                                      (unaudited)
                                                                        -------------- ------------

Current assets
     Cash and cash equivalents                                              $ 853,960     $ 668,089
     Designated cash for sinking fund payment on industrial
        development bond                                                       70,804        95,277
     Accounts receivable, net of allowance for doubtful
        accounts of $155,000 and $185,000                                   3,301,580     3,830,341
     Other receivable                                                          35,500     1,200,000
     Inventories                                                            3,896,336     4,114,567
     Marketable securities                                                     64,900        88,000
     Income taxes receivable                                                        -       442,548
     Prepaid expenses and other current assets                                24,965       115,457
     Total current assets                                                   8,248,045    10,554,279

     Property and equipment, net                                            4,461,970     4,799,120
     Patents, trademarks and other intangibles, net                           329,573       330,277
     Goodwill, net                                                          4,048,264     4,048,264
     Other assets                                                                  -            145
     Total assets                                                       $ 17,087,852    $19,732,085

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                     $ 1,346,656   $ 1,540,700
     Other accrued liabilities                                                557,076       525,071
     Deferred revenue                                                          14,043       538,770
     Income taxes payable                                                       3,615             -
     Bank line of credit                                                            -     1,810,970
     Current portion of industrial development bond                           100,000       100,000
     Current portion of other long-term debt                                   52,528        50,430
     Current portion of capital leases                                             -        122,950
     Total current liabilities                                              2,073,918     4,688,891

     Industrial development bond                                            1,200,000     1,300,000
     Other long-term debt                                                     779,946       819,608

Stockholders' equity
     Common stock; $.001 par value, 10,000,000
        authorized shares, 3,440,197 issued and 3,400,964
        outstanding at September 30, 2004 and December 31, 2003                 3,440         3,440
     Additional paid in capital                                            16,290,452    16,290,452
     Unrealized gain on marketable securities                                   6,517         3,067
     Treasury stock, 39,233 shares (at cost) at
        September 30, 2004 and December 31, 2003                              (89,422)     (89,422)
     Accumulated deficit                                                   (3,176,999)  (3,283,951)
     Total stockholders' equity                                           13,033,988     12,923,586
     Total liabilities and stockholders' equity                         $ 17,087,852    $19,732,085


                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three months ended                  Nine months ended
                                                    September 30,                     September 30,
                                              2004                 2003           2004           2003
                                           (unaudited)          (unaudited)    (unaudited)    (unaudited
                                           ---------------------------------- -------------- --------------
                                           --------------------------------- -------------- ---------------
Revenue:
     Product sales                          $ 5,187,253          $ 5,906,271   $ 17,180,510   $ 17,946,058
     Engineering services                       152,153              219,486        591,597      1,657,676
     Total revenue                            5,339,406            6,125,757     17,772,107     19,603,734

     Cost of sales                            3,517,818            4,185,993     11,193,467     12,192,402
Gross profit                                  1,821,588            1,939,764      6,578,640      7,411,332

Operating expenses:
     General and administrative                844,959              817,508       3,003,933      2,786,377
     Selling and marketing                     862,362            1,185,378       2,404,812      3,386,161
     Research and development                  427,711              474,430         993,354      1,382,473
Total operating expenses                     2,135,032            2,477,316       6,402,099      7,555,011

Operating (loss) income                       (313,444)            (537,552)        176,541       (143,679)

Other income (expense):
     Interest and other income                  10,120                  967          14,976           7,213
     Interest expense                          (25,254)             (54,519)       (114,807)      (238,289)
 (Loss) income before income taxes            (328,578)            (591,104)         76,710       (374,755)

Benefit for income taxes                        33,857              183,776          30,242        116,756

Net (loss) income                            $(294,721)           $(407,328)     $ 106,952      $ (257,999)


Basic net (loss) income per share              $ (0.09)             $ (0.12)         $ 0.03         $ (0.08)

Weighted average shares outstanding          3,400,964            3,400,964       3,400,964       3,400,964

Diluted net (loss) income per share            $ (0.09)             $ (0.12)         $ 0.03         $ (0.08)

Diluted weighted average shares outstanding  3,400,964            3,400,964       3,473,602       3,400,964


                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine months ended
                                                                      September 30,    September 30,
                                                                          2004              2003
                                                                       (unaudited)      (unaudited)
                                                                     ----------------  ---------------
                                                                     ----------------  ---------------
Cash flows from operating activities
Net (loss) income                                                          $ 106,952       $ (257,999)
Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                           641,713        1,200,182
     Deferred income taxes                                                         -         (120,565)
     Realized gain on marketable securities                                   (2,729)
     Changes in operating assets and liabilities
        Designated cash for sinking fund payment
           on industrial development bond                                     24,473           23,721
        Accounts receivable                                                  528,761          352,922
        Inventories                                                          218,231          819,874
        Prepaid expenses and other assets                                    153,731          147,570
        Accounts payable                                                    (194,044)        (370,317)
        Accrued and other liabilities                                         32,005          (24,030)
        Deferred revenue                                                    (412,024)               -
        Income taxes receivable/payable                                      446,163            3,808

Net cash provided by operating activities                                  1,543,232        1,775,166

Cash flows from investing activities
Purchase of property and equipment                                          (286,128)        (497,265)
Additions of patents and trademarks                                          (17,731)         (43,553)
Redemption of available-for-sale marketable securities                        29,279
Proceeds from other receivable from sale of business                         988,703               -

Net cash provided by (used in) investing activities                          714,123         (540,818)

Cash flows from financing activities
Principal payments on capital lease and long-term debt                      (160,514)        (850,770)
Payments on business and product line acquisition debt                             -       (1,738,970)
Payments on industrial development bond                                     (100,000)        (100,000)
Net (payments on) proceeds from bank line of credit                       (1,810,970)       1,687,965

Net cash used in financing activities                                     (2,071,484)      (1,001,775)

Net increase in cash and cash equivalents                                    185,871          232,573

Cash and cash equivalents at beginning of period                             668,089               -

Cash and cash equivalents at end of period                                 $ 853,960        $ 232,573


                            ZEVEX INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

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

Principles of Consolidation

The consolidated financial statements as of September 30, 2004 include the accounts of ZEVEX International, Inc. (the Company) and its wholly owned operating subsidiary ZEVEX, Inc. For the period ended September 30, 2003, the consolidated statement of operations also included the accounts of the Company's wholly owned operating subsidiary, JTech. As discussed above and in Note 3, JTech was sold effective December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Had compensation expense for options under the Company's two stock-based compensation plans been determined based on the fair value of the options at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts for the three months and nine months ended September 30 as indicated below:


                                                            Three months ended               Nine months ended
                                                      ------------------------------- --------------------------------
                                                      Sept. 30, 2004  Sept. 30, 2003  Sept. 30, 2004   Sept. 30, 2003
                                                      --------------- --------------- ---------------- ---------------
Net (loss) income as reported                            $ (294,721)     $ (407,328)       $  106,952     $ (257,999)
   Less:  Stock   compensation   expense  determined
     under the fair  value  method,  net of  related
     tax effects                                              155,336          82,873         439,704          265,352
                                                      --------------- --------------- ---------------- ---------------
                                                      --------------- --------------- ---------------- ---------------
Pro forma net loss                                    $    (450,057)     $ (490,201)      $ (332,752)     $ (523,351)
                                                      =============== =============== ================ ===============
                                                      =============== =============== ================ ===============
 (Loss) earnings per share:
   Basic - as reported                                    $    (.09)      $    (.12)        $     .03      $    (.08)
   Basic - pro forma                                      $    (.13)      $    (.14)       $    (.10)      $    (.15)
   Diluted - as reported                                  $    (.09)      $    (.12)        $     .03      $    (.08)
   Diluted - pro forma                                    $    (.13)      $    (.14)       $    (.10)      $    (.15)


2.  Debt

The Company maintains a line of credit arrangement with a financial institution. The line was reduced from $6 million to $3 million on March 10, 2004. The line of credit matures on May 29, 2005. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 4.750% at September 30, 2004 and 4% on December 31, 2003. The Company's balance on its line of credit was $0 at September 30, 2004 and $1,810,970 at December 31, 2003. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. As of September 30, 2004, the Company was in compliance with these financial covenants.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by the Company's manufacturing facility. The note was due on May 15, 2003. The Term Loan Agreement which was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The Company owed $832,474 on the Term Loan Agreement at September 30, 2004.

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

4.   Comprehensive Income

For the three months September 30, 2004, the Company had a comprehensive loss of $295,821 and had comprehensive income $111,352 for the nine months ended September 30, 2004. For the three months and nine months ended September 30, 2003, the Company did not have any additional elements of comprehensive income. Therefore, comprehensive loss equaled net loss.


5. Inventories

Inventories consist of the following:
                                                         September 30, 2004       December 31, 2003
                                                      -------------------------------------------------
Materials                                                $    2,223,657           $    2,144,926
Work in progress                                                307,389                  504,921
Finished goods, including completed subassemblies             1,365,290                1,464,720
                                                      -------------------------------------------------
                                                         $    3,896,336           $    4,114,567
                                                      =================================================


6. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income for the period by the weighted-average number of the Company's common shares outstanding.

Diluted net income (loss) per common share includes the dilutive effect of options in the weighted-average number of the Company's common shares outstanding as calculated using the treasury stock method. For the three months ended September 30, 2004 and September 30, 2003, 802,500 option shares and 710,450 option shares, respectively, were not included because they were antidilutive. For the nine months ended September 30, 2004 and September 30, 2003, 296,500 option shares and 710,450 option shares, respectively, were not included because they were antidilutive.

7. Business Segments

Through December 31, 2003 the Company operated in three business segments:
Therapeutics, Physical Evaluation, and Applied Technology. The Therapeutics segment includes the manufacture and sale of feeding pumps, and disposable sets used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). The Physical Evaluation segment included the manufacture and sale of stand-alone and computerized products that measure isolated muscle strength, joint range of motion and sensation. In the Applied Technology segment, the Company provides design and manufacturing services to medical device companies who, in turn, sell the Company's components and systems under private labels or incorporate them into their products. The Company evaluates the performance of the segments through gross profit, less selling and marketing expenses, and research and development expenses (or contribution margin). The Company does not allocate general and administrative expenses by segment. General and administrative expenses are included in Corporate and Unallocated amounts indicated below.

On December 31, 2003, the Company completed the sale of its Physical Evaluation business (See Note 3).

Segment information for the three months ended September 30, 2004 (in thousands) follows:

                                                                                         Corporate
                                                          Physical        Applied           and
                                        Therapeutics     Evaluation      Technology     Unallocated      Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   2,986       n/a             $   2,353       $     --      $  5,339
Cost of sales                                   1,948       n/a                 1,570             --         3,518
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    1,038       n/a                   783             --         1,821
Selling and marketing                             776       n/a                    86             --           862
Research and development                          389       n/a                    39             --           428
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin (loss)                      (127)       n/a                   658             --           531
General and administrative                         --       n/a                    --            845           845
Other (income)/expenses                            --       n/a                    --             15            15
Benefit for income taxes                           --       n/a                    --           (34)          (34)
                                                                                                      -------------
                                                                                                      -------------
Net loss                                                                                                  $  (295)
                                                                                                      =============
                                                                                                      =============

Total assets                                $     461       n/a             $   4,048      $  12,579      $ 17,088
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

Segment information for the three months ended September 30, 2003 (in thousands) follows:

                                                                                          Corporate
                                                          Physical        Applied           and
                                        Therapeutics     Evaluation      Technology      Unallocated      Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   2,686         $   834       $   2,606       $     --      $  6,126
Cost of sales                                   1,871             284           2,031             --         4,186
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                      815             550             575             --         1,940
Selling and marketing                             688             394             103             --         1,185
Research and development                          155             246              74             --           475
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin (loss)                       (28)            (90)             398             --           280
General and administrative                         --              --              --            817           817
Other (income)/expenses                            --              --              --             54            54
Benefit for income tax                             --              --              --          (184)         (184)
                                                                                                      -------------
                                                                                                      -------------
Net loss                                                                                                 $   (407)
                                                                                                      =============
                                                                                                      =============

Total assets                                $   2,811        $  5,199        $  4,048      $  14,965      $ 27,023
                                       =============== =============== =============== ============== =============


Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $842,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $4,048,000 in Applied Technology.

Segment information for the nine months ended September 30, 2004 (in thousands) follows:

                                                                                         Corporate
                                                          Physical        Applied            and
                                        Therapeutics     Evaluation      Technology     Unallocated       Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   9,347       n/a             $   8,425       $     --      $ 17,772
Cost of sales                                   5,833       n/a                 5,360             --        11,193
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    3,514       n/a                 3,065             --         6,579
Selling and marketing                           2,146       n/a                   259             --         2,405
Research and development                          628       n/a                   365             --           993
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               740       n/a                 2,441             --         3,181
General and administrative                         --       n/a                    --          3,004         3,004
Other (income)/expenses                            --       n/a                    --            100           100
Benefit for income taxes                           --       n/a                    --           (30)          (30)
                                                                                                      -------------
                                                                                                      -------------
Net income                                                                                             $       107
                                                                                                      =============
                                                                                                      =============


Segment information for the nine months ended September 30, 2003 (in thousands) follows:

                                                                                         Corporate
                                                          Physical        Applied           and
                                        Therapeutics     Evaluation      Technology     Unallocated        Total
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Revenue                                     $   9,567       $   2,440       $   7,597       $     --      $ 19,604
Cost of sales                                   6,284             919           4,989             --        12,192
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Gross profit                                    3,283           1,521           2,608             --         7,412
Selling and marketing                           1,904           1,170             311             --         3,386
Research and development                          475             686             222             --         1,383
                                       --------------- --------------- --------------- -------------- -------------
                                       --------------- --------------- --------------- -------------- -------------
Contribution margin                               904           (335)           2,075             --         2,643
General and administrative                         --              --              --          2,786         2,786
Other (income)/expenses                            --              --              --            231           231
Benefit for income tax                             --              --              --          (116)         (116)
                                                                                                      -------------
                                                                                                      -------------
Net loss                                                                                                  $  (258)
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

Our Therapeutics division products include ambulatory enteral feeding pumps and related disposable sets for mobile patients, as well as stationary enteral feeding pumps and disposable sets. We entered the home health care segment of the enteral nutrition delivery market in 1996 with the introduction of the EnteraLite(R) ambulatory enteral feeding pump, which continues to gain acceptance due to its superior mobility and state-of-the-art features. We believe that by improving the convenience of nutrition delivery, the EnteraLite(R) can contribute to better clinical outcomes and improved quality of life for enteral patients. Domestic sales of our EnteraLite(R) product line grew by approximately 16% in the third quarter of 2004, and 8% during the first nine months of 2004, compared to the third quarter and first nine months of 2003.

At the time of the 1998 acquisition of the Nutrition Medical line of stationary enteral feeding pumps and the 2000 acquisition of the Nestle USA, Inc. enteral nutrition delivery business, we intended to aggressively expand into the long-term care market for enteral feeding delivery products. As a result of continued downward competitive pricing pressure in this market segment, our revenue in the stationary enteral feeding pump business decreased by approximately $90,000, or 10% during the third quarter of 2004 and $500,000, or 19% during the first nine months of 2004, compared to the third quarter and first nine months of 2003.

Since 1987, we have been a contract manufacturer providing design and manufacturing services to medical companies who sell our components and systems under private label, primarily incorporating our core technologies of ultrasound, fluid delivery, and optoelectronics. This business is conducted through our Applied Technology division. Applied Technology division revenue decreased 10% during the third quarter of 2004, but has increased 11% during the first nine months of 2004, compared to the third quarter and first nine months of 2003.

Last year, in response to the changing marketplaces of our business segments, we evaluated our business opportunities and refocused on our core market offerings of ambulatory enteral feeding and our specialized contract manufacturing services. We adopted a lean manufacturing philosophy, including the transition from batch processing to continuous flow production, developed a business model with market development strategies designed to capitalize on profitable business opportunities, and we sold the Physical Evaluation business in December 2003.

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

On July 22, 2004, we executed several strategic agreements with Numico Trading B.V., a Netherlands corporation ("NTBV"), and Nutricia International B.V., a Netherlands corporation ("Nutricia", and, together with "NTBV", "Numico"). Nutricia and NTBV are wholly-owned subsidiaries of Royal Numico N.V., a Netherlands corporation, which is a world leader in the manufacturing and marketing of clinical nutrition products and related equipment and accessories. Under the terms of these agreements, Numico will become the exclusive distributor of certain ZEVEX enteral feeding pumps in over thirty countries, including parts of Africa, Asia, Australia, Europe, The Pacific Rim, and South America (the "Territory"). Also, we will become the exclusive manufacturer and supplier to Numico of all clinical nutrition delivery pumps and accessories that are or will be commercialized and placed or sold by Numico within the Territory. We also entered into a maintenance and service agreement where we will become the exclusive authorized service provider for repair and maintenance services for certain enteral feeding pumps that are placed, sold, or distributed by Numico in parts of the Territory. The term of these agreements are perpetual but, may be terminated at any time on or after January 1, 2008, by either party by giving notice to the other party of its intention to do so. After such notice these agreements shall terminate two years from the date of such notice. We anticipate that the combined impact of the distribution, manufacturing and service components of these agreements will increase revenue by more than $7.0 million annually, beginning in the second half of 2005. Accordingly, we expect to receive approximately $3.5 million in revenue from these agreements in 2005, and more than $7.0 million in revenue from these agreements in the following years.

Results of Operations

Revenue for the Applied Technology and Therapeutics divisions increased by 1% during the third quarter of 2004, compared to the third quarter of 2003. Revenue for these two divisions was $5,339,406 during the third quarter of 2004, compared to $5,292,093 for the third quarter of 2003. These comparisons do not include revenue from the Physical Evaluation division, which was sold on December 31, 2003. Revenue in the third quarter of 2003 from the Physical Evaluation division was $833,664.

The increase in revenue over last year's third quarter, excluding the Physical Evaluation business, is largely due to an 11% increase in the Therapeutic division revenue. Specifically, the EnteraLite(R) portable feeding pump and disposable set revenue in this division increased 16%. Also, our international Therapeutics revenue increased approximately $100,000 during the quarter. This growth more than offset an 11% decrease in stationary disposable set revenue for the quarter. Applied Technology division revenue decreased nearly 10% during the third quarter of 2004, compared to the third quarter of 2003. An increase of more than $240,000 in medical systems revenue was offset by a decline in revenue generated by surgical handpieces and sensors. The decrease in surgical handpiece and sensor revenue was due to a temporary delay in orders from three customers who order those products.

Revenue for the Applied Technology and Therapeutics divisions increased 4%, to $17,772,107 during the first nine months of 2004, compared to $17,163,902 for the first nine months of 2003. This comparison does not include revenue from the Physical Evaluation division, which was sold on December 31, 2003. Revenue in the first nine months of 2003 from the Physical Evaluation division was $2,439,832.

The increase in revenue over last year's first nine months, excluding the Physical Evaluation business, is largely due to an 11% increase in Applied Technology division revenue. Specifically, surgical handpiece and sensor revenue increased 9%, and medical systems revenue increased by approximately $1,700,000 for the first nine months of 2004. These increases more than offset lower engineering revenue, as certain programs have now moved from engineering to manufacturing. Approximately $255,000 of Applied Technology systems revenue growth during this period was generated by the sale of products manufactured for JTech, the Physical Evaluation business that was sold at year-end under a Stock Purchase Agreement. Within the Therapeutics division, EnteraLite feeding pump and disposable set revenue increased 8%, but this growth only partially offset a 19% decrease in stationary disposable set revenue and a 12% decrease in international Therapeutics products revenue. These decreases are primarily related to the continued downward competitive pricing and a slowdown in orders from our international distributors. Overall, sales for the Therapeutics division declined approximately 2% during the first nine months of 2004, compared the first nine months of 2003.

Applied Technology contract manufactured products generated 44% of total revenue during the third quarter of 2004, and sales of our proprietary Therapeutics products generated 56% of revenue during the third quarter. Excluding revenue from the Physical Evaluation business which has been sold, Applied Technology revenue was 49% of total revenue for the third quarter of 2003 and our proprietary Therapeutics products generated 51% of revenue. If sales from the Physical Evaluation division were included in this comparison, proprietary product revenue would have been 57% of total revenue and Applied Technology revenue would have been 43% of total revenue in the third quarter of 2003. During the third quarters of 2004 and 2003, no single customer accounted for over 10% of our revenue.

Applied Technology contract manufactured products generated 47% of total revenue during the first nine months of 2004, and sales of our proprietary Therapeutics products generated 53% of revenue during the first nine months. Excluding revenue from the Physical Evaluation business which has been sold, Applied Technology revenue was 44% of total revenue for the first nine months of 2003 and our proprietary Therapeutics products generated 56% of revenue. If sales from the Physical Evaluation division were included in this comparison, proprietary product revenue would have been 61% of total revenue and Applied Technology revenue would have been 39% of total revenue in the first nine months of 2003. During the first nine months of 2004 and 2003, no single customer accounted for over 10% of our revenue.

Our gross profit as a percentage of revenue was approximately 34% for the third quarter of 2004, compared to 32% for the third quarter of 2003. For the first nine months of 2004, gross profit as a percentage of revenue was approximately 37% compared to 38% for the first nine months of 2003. We attribute the changes in gross profit percentage from 2004 to 2003 to differences in the product mix delivered during the third quarter and first nine months of the year. Please refer to Note 7 of the Unaudited Consolidated Financial Statements for discussion of our business segments including gross profit and the Company's definition of contribution margin.

Depreciation and amortization expenses decreased to $214,502 in the third quarter 2004 from $392,023 in the third quarter of 2003, and $641,713 in the first nine months 2004 from $1,200,182 in the first nine months of 2003. The decrease is primarily due to the impairment loss recorded on assets in 2003, resulting in a subsequent decline in depreciation expense.

Selling, general and administrative expenses decreased during the third quarter of 2004 to $1,707,321, as compared to $2,002,886 for the third quarter of 2003, and decreased during the first nine months of 2004 to $5,408,745, as compared to $6,172,538 for the first nine months of 2003. The decrease is primarily related to the reduction in personnel from the sale of the Physical Evaluation business, although the decrease was partially offset in the second and third quarters of 2004 by non-recurring legal expenses incurred in the amount of approximately $90,000 during the third quarter and $340,000 for the first nine months of 2004, for the negotiations and drafting of the strategic distribution, manufacturing, and services agreements with Royal Numico N.V. We invested $427,711 in the research and development of new products during the third quarter of 2004, compared to $474,430, which included $187,388 from the Physical Evaluation division in the third quarter of 2003. For the nine months ended September 30, 2004, we invested $993,354 in research and development, compared to $1,382,473 which include $512,483 from the Physical Evaluation division for the nine months ended September 30, 2003. The decrease in research and development cost is primarily due to the elimination of product developments costs related to the Physical Evaluation division sold in 2003. We are continuing our efforts to develop and introduce new proprietary products and are currently planning at least one new product introduction in early 2005. Additionally, we are investing in proprietary component technologies for our contract manufacturing business. We expect research and development costs to be approximately 6% of revenue during 2004.

The Company had an operating loss of $313,578, 6% of revenue in the third quarter of 2004, compared to an operating loss of $537,552, 9% of revenue in the third quarter of 2003, and operating income of $176,541, 1% of revenue in the first nine months of 2004, compared to an operating loss of $143,679, 1% of revenue in the first nine month of 2003 due to the factors described above. The Company had a net loss of $294,721, 6% of revenue in the third quarter of 2004, compared to a net loss of $407,328, 7% of revenue in the third quarter of 2003. During the first nine months of 2004 net income increased to $106,952, 1% of revenue, compared to a net loss of $257,999, 1% of revenue in the first nine months of 2003. The increase in net income during 2004, as compared to 2003, is due to the factors noted above, as well as a decrease in interest expense, as the Company has reduced its debt during the past year, the reduction in research and development costs, and the recognition of certain deferred tax assets (see below).

We had an income tax benefit of $33,857 in the third quarter of 2004, compared to an income tax benefit of $183,776 for the third quarter of 2003, and an income tax benefit of $30,242 for the first nine months of 2004, compared to an income tax benefit of $116,756 for the first nine months of 2003.

At September 30, 2004 and December 31, 2003, we had net current deferred tax assets of $0. Realization of our gross deferred tax assets is dependent on our ability to generate taxable income in the year the assets are realized. Under FAS 109 Accounting for Income Taxes, guidance has been issued relating to cumulative losses in recent years. Under this guidance, when there is a cumulative pretax loss for financial reporting for the current and two preceding years and a company does not have objective planning strategies designed to realize its deferred tax assets, generally no deferred tax asset should be recognized. In following this guidance management established a full valuation allowance for all deferred tax assets in 2003. We are allowed to realize a portion of the valuation allowance as we have taxable income.

The majority of the income tax benefit in the third quarter and the first nine months of 2004 is a result of an income tax refund that was originally provided for as part of the deferred tax asset valuation allowance. Through the third quarter of 2003, we did not have a full deferred tax asset valuation allowance because we believed our taxable future income would be sufficient to realize our deferred tax asset. Therefore, we recognized a tax benefit for the taxable loss generated in the third quarter and nine months of 2003.

As of September 30, 2004, our backlog of customer orders was $3,929,000, compared to $6,069,000 on September 30, 2003. We estimate that approximately 60% of the backlog will be shipped before December 31, 2004. Our backlog is for contract manufacturing only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by our customers. During the past year, several of our Applied Technology customers have adopted lean manufacturing philosophies, which results in the elimination of large, advance-notice purchase orders and replacement with just-in-time, frequent kanban deliveries. While more efficient for the supply chain, this can greatly reduce our backlog figures.


Liquidity and Capital Resources

Our primary sources of liquidity have consisted of cash flow from operations, borrowings under our revolving line of credit and other financial arrangements described below. In prior years, we also have increased working capital through the issuance of stock and we may do so in the future.

Cash flows provided by operating activities for the first nine months of 2004 were $1,543,232, compared to $1,775,166 for the first nine months of 2003. In the first nine months of 2004, cash provided by operating activities was primarily associated with net income, our continued reduction in inventories, our improved collection procedures, and the collection of income tax receivable, partially offset by decreases in deferred revenue and accounts payable. In the first nine months of 2003, cash provided by operating activities was primarily associated with our continued reduction in inventories as we continued to stream-line our purchasing and manufacturing processes and our improved collection procedures, offset by decreases in accounts payable.

Our working capital at September 30, 2004 was $6,174,127, compared to $6,877,022 at September 30, 2003. The portion of working capital represented by cash at such dates was $853,960 and $232,573 respectively. The ratio of current assets to current liabilities increased to 3.98 at September 30, 2004, from 2.80 at September 30, 2003.

We have a $3,000,000 open line of credit arrangement with a financial institution. The line of credit matures on May 29, 2005, is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate, 4.5% at September 30, 2004 and 4.0% at December 31, 2003. We owed $0 on the line of credit at September 30, 2004 and $1,810,970 at December 31, 2003. We expect to renew the line of credit before its expiration.

On March 15, 2001, we entered into a Secured Financing Agreement with a bank for the amount of $1,500,000. The agreement was secured by our existing base of enteral feeding pumps, which were purchased from Nestle and are now manufactured by us. The proceeds from this agreement were used to reduce our line of credit balance. This agreement had a 36-month term, was due on February 15, 2004, and bore interest at a rate of 8.24%. We paid off the financing agreement in March 2003, primarily using proceeds from our line of credit in the amount of $589,998.

On April 18, 2001, we entered into a Term Loan Agreement with a bank for the amount of $1,000,000. This agreement is secured by our manufacturing facility. The proceeds from the Term Loan Agreement were used to reduce the balance on our line of credit. The agreement was originally due on May 15, 2003. The Term Loan Agreement which was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term at an interest rate of 5.4%. We owed $832,474 on the Term Loan Agreement at September 30, 2004.

In 1997, we completed construction of our new 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was $2,591,177. In 1996, we negotiated a $2.0 million Industrial Development Bond ("IDB") to finance this construction. As of September 30, 2004, the remaining principal balance on the IBD was $1,300,000. During the first nine months of 2004, the interest paid monthly ranged from 1.06% to 1.57% (APR).

In conjunction with certain 1998 business acquisitions, we issued convertible debentures in the aggregate amount of $5,447,188. The final payments on these debentures were made in January 2003 in the amount of $788,970 and in March 2003 in the amount of $950,000, primarily using proceeds from our line of credit.

Purchases of leasehold improvements to our facilities, tooling and new engineering, production and testing equipment totaled $286,128 for the first nine months of 2004, compared to $497,265 for the first nine months of 2003. We expect to spend approximately $250,000 during the remainder of 2004 for additional manufacturing equipment and software, for normal replacement of aging equipment, and manufacturing tooling related to our proprietary products.

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

We accounted for revenue from software transactions pursuant to SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9. SOP No. 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. Under SOP No. 97-2, the determination of fair value is based on objective evidence, which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. As of December 31, 2003, we sold our Physical Evaluation business and no longer sell software or related services.

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

Net intangible assets and goodwill amounted to approximately $4.4 million as of September 30, 2004. Net fixed assets amounted to approximately $4.5 million as of September 30, 2004.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore our deferred tax asset may not be ultimately realized. As of September 30, 2004 a full valuation has been recorded for all deferred tax assets.

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

         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                                       Location if other
          No.     Title of Document                                    than attached hereto
         ------   -----------------                                    --------------------

         3.01*    Certificate of Incorporation                         Amendment No. 1 to Form S-1,
                                                                       filed October 24, 1997

         3.02*    Amended Bylaws                                       March 31, 2002 Form 10-Q
                                                                       filed May 10, 2002

         10.31#   Flocare 800 Manufacturing Agreement between
                  ZEVEX International, Inc. and Royal Numico, dated July 20, 2004.

         10.32#   Supply Agreement between ZEVEX International, Inc.
                  and Royal Numico, dated July 20, 2004.

         10.33#   Disposal Set Components Supply Agreement between
                  ZEVEX International, Inc. and Royal Numico, dated July 20, 2004.

         10.34#   License Agreement between ZEVEX International, Inc.
                  and Royal Numico, dated July 20, 2004.

         10.35#   License Agreement between ZEVEX International, Inc.
                  and Royal Numico, dated July 20, 2004.

         10.36#   Maintenance and Service Agreement between
                  ZEVEX International, Inc. and Royal Numico, dated July 20, 2004.

         31.01     Rule 13a-14(a)/15d-14(a)
                  Certification of Chief Executive Officer

         31.02     Rule 13a-14(a)/15d-14(a)
                  Certification of Chief Financial Officer

         32.01     Section 1350 Certification of Chief Executive Officer

         32.02     Section 1350 Certification of Chief Financial Officer

         (b) Reports on Form 8-K.

                  On October 26, 2004, a Form 8-K was filed to disclose financial results for the third quarter 2004.

# Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain portions of this exhibit under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

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

Dated:  November 12, 2004

                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

                                      By   /s/ Phillip L. McStotts
                                        ------------------------------
                                        Phillip L. McStotts, Secretary
                                        (Principal Financial Officer)

                CONFIDENTIAL INFORMATION OF ZEVEX International, Inc.

[*Confidential treatment has been requested as to certain portions of this document. Each such portion, which has been omitted herein and replaced with an asterisk [***], has been filed separately with the Securities and Exchange Commission.]


                                                                  Exhibit 10.31


                    FLOCARE 800 PUMP MANUFACTURING AGREEMENT


         THIS FLOCARE 800 PUMP MANUFACTURING AGREEMENT (this "Agreement") is entered into as of July 20, 2004, by and between NUMICO TRADING B.V., a Netherlands corporation with its principal offices at Numico Beech Avenue 54-80, 1119PW, Schiphol-Rijk, The Netherlands ("Numico"), NUTRICIA INTERNATIONAL B.V., a Netherlands corporation with its principal offices at Numico Beech Avenue 54-80, 1119PW, Schiphol-Rijk, The Netherlands ("Nutricia", and, together with Numico, "Customer"), and ZEVEX INTERNATIONAL, INC., a Delaware corporation, with its principal offices at 4314 ZEVEX Park Lane, Salt Lake City, Utah ("Supplier").

                                    RECITALS

         A. Numico and Nutricia are wholly-owned subsidiaries of Royal Numico N.V. ("Royal Numico"), which is a world leader in the manufacturing and marketing of clinical nutrition products and related equipment and accessories.

         B. Nutricia is a world leader in the manufacture and marketing of clinical nutrition products.

         C. Numico specializes in the procurement of raw materials, packaging materials and fully-finished products for use in the Nutricia clinical nutrition business.

         D. Supplier is engaged in the business of developing, manufacturing and marketing clinical nutrition delivery devices and accessories.

         E. The parties desire that Supplier manufacture and supply to Customer Nutricia Flocare 800 Pumps, a pump that is currently manufactured by Nutricia, all in accordance with the terms and conditions of this Agreement.


                                    AGREEMENT

         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants contained in this Agreement, and for other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Definitions. Capitalized terms not otherwise defined herein shall bear the respective meanings given to them below:

                  "Adjusted Minimum Purchase Commitment" shall mean the Minimum Purchase Commitment for Flocare 800 Pumps, as adjusted pursuant to
         Section 5(c)(ii) below.

                  "Bankruptcy Event" means that, with respect to an entity, such entity shall (a) make a general assignment for the benefit of creditors or an agent authorized to liquidate its assets, (b) become the subject of bankruptcy or insolvency proceedings or other proceedings for relief under any bankruptcy or other law for the relief of debtors, where, with respect to an involuntary petition in bankruptcy, the petition shall not have been stayed within thirty (30) days, (c) apply to a court for the appointment of a receiver or custodian for substantially all of its assets or properties, with or without consent, and such receiver is not discharged within thirty (30) days after appointment, or (d) adopt a plan of complete liquidation of its assets.

                  "CE Mark" shall mean an indication that a product complies with the essential requirements of applicable directives and that the product has been subject to conformity assessment procedures as provided in the directives.

                  "Change of Control of Customer" means (i) any transaction as a result of which any person or entity becomes the "beneficial owner" (as defined in Rule 13d-3 of the U.S. Securities and Exchange Act of 1934), directly or indirectly, of securities of any of Numico or Nutricia, representing more than 50% of the total voting power of any of their then outstanding voting securities; or (ii) the sale, transfer or other disposition of all or substantially all of the assets of any of Numico or Nutricia; in either case where the new controlling party would materially benefit from a failure of Supplier's business; provided, however, that a transaction shall not constitute a Change of Control if its sole purpose is to change the state of incorporation of Numico or Nutricia (as applicable) or to create a holding company that will be owned in substantially the same proportions by the persons who held the securities of Numico or Nutricia (as applicable) immediately before such transaction.

                  "Change of Control of Supplier" means (i) any transaction as a result of which any person or entity is the "beneficial owner" (as defined in Rule 13d-3 of the U.S. Securities and Exchange Act of 1934), directly or indirectly, of securities of the Supplier representing more than 50% of the total voting power represented by the Supplier's then outstanding voting securities; or (ii) the sale, transfer or other disposition of all or substantially all of Supplier's assets; in either case where the new controlling party would materially benefit from Customer's failure in the clinical nutrition market; provided, however, that a transaction shall not constitute a Change of Control (x) if its sole purpose is to change the state of Supplier's incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held Supplier's securities immediately before such transaction, or (y) if a then current officer or director of Supplier is the new controlling party or is a member of the group or entity that is the new controlling party; provided, however, that the new controlling party would not materially benefit from Customer's failure in the clinical nutrition market.

                  "Commercially Reasonable Efforts" shall mean those efforts that a reasonably prudent business person would make under similar circumstances, including entering into contractual arrangements in appropriate circumstances.

                  "Customer Intellectual Property" shall mean the Customer Trademarks (as defined Section 13(b)(i)) and the Product Rights.

                  "Customer Trademarks" shall have the meaning set forth in
Section 13(b)(i).

                  "Flocare 800 Pump" shall mean the Nutricia Flocare 800 Pumps manufactured by Supplier pursuant to this Agreement.

                  "Flocare [***] Pump" shall mean ZEVEX's [***] Pump, as it has been customized for Customer.

                  "[***] Disposable Set Components License Agreement" means that certain License Agreement for the [***] Disposable Set Components of even date herewith between the parities.

                  "[***] Disposable Set Components Supply Agreement" means that certain [***] Disposable Set Components Supply Agreement of even date herewith between the parities.

                  "[***] Pump License Agreement" means that certain License Agreement for the Flocare [***] Pump of even date herewith between the parties.

                  "[***] Pump Supply Agreement" means the [***] Pump Supply Agreement of even date herewith between Customer and Supplier.

                  "Initial Product Prices" means the prices at which Supplied Products shall be sold by Supplier to Customer or its affiliates, which will be calculated and determined in accordance with the formulas set forth in Exhibit A hereto.

                  "Maintenance and Service Agreement" means that certain Maintenance and Service Agreement of even date herewith between the parties.

                  "Material Costs" shall mean the actual purchase cost incurred by Supplier for any parts or materials necessary to manufacture the Supplied Products.

                  "Maximum Monthly Product Amount" means the maximum number of units of the Supplied Products that Customer may require Supplier to manufacture and supply in a particular month, as set forth in Exhibit B, but which may be adjusted pursuant to Section 7(d)(iii)(5) below.

                  "MicroMax Pump" shall mean the Nutricia MicroMax Pump.

                  "Minimum Purchase Commitment" means the obligation of Customer to purchase in each calendar year during the Term the minimum number of units of the Flocare 800 Pump set forth in Exhibit C.

                  "Product Specifications" means the manufacturing and functional specifications for each Supplied Product to which such specifications apply, as set forth in Exhibit D hereto.

                  "Product Rights" means (i) all and any part or element of any technical documentation, memoranda, records, notes, data, processes, specifications, standards, and procedures, designs, techniques, technologies, concepts, methods, sketches, drawings, know-how, flow charts, reference materials, bills of materials, embodiments, work product, works-in progress (whether or not each respective element is complete), materials (in each case, whether or not reduced to tangible form), relating to the Supplied Products, and (ii) any and all (a) modifications, derivatives, alterations, improvements, enhancements or successors thereof, whether developed by or on behalf of Customer or Supplier, and (b) patents, copyrights, trademarks, service marks, trade dress, know-how, proprietary or confidential information (including trade secrets) and other intellectual or industrial property rights of any kind (whether or not reduced to tangible form) included in, pertaining to, or associated with, all of the foregoing; provided, however, that Product Rights shall not include any Supplier Intellectual Property.

                  "Related Agreements" means the [***] Pump Supply Agreement, the Disposable Set Components Supply Agreement, the [***] Pump License Agreement, the Disposable Set Components License Agreement, and the Maintenance and Service Agreement.

                  "Supplied Products" means the Flocare 800 Pumps and any New Products added to this Agreement pursuant to Section 5(d) below.

                  "Supplier's Facility" means Supplier's manufacturing facility located at 4314 ZEVEX Park Lane, Salt Lake City, Utah, 84123.

                  "Supplier Intellectual Property" shall mean the Pre-Owned or Nonspecific Technology and Manufacturing Processes (as defined in
         Section 13(c) below).

     "Territory" shall mean the countries designated in the following chart:


   ------------------------------------------------------------------------ ---------------------------------------------
   Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland,     Bulgaria, Czech Republic, Hungary, Poland,
   The Netherlands, Norway, Portugal, Spain,  Italy, Latvia,                 Russia, Slovakia, Ukraine,
   Luxembourg, Sweden, Switzerland, United Kingdom                           United Arab Emirates, Turkey,
   ------------------------------------------------------------------------ ---------------------------------------------
   ------------------------------------------------------------------------ ---------------------------------------------
   Australia, New Zealand                                                   China, Indonesia, Malaysia, Taiwan
   ------------------------------------------------------------------------ ---------------------------------------------
   ------------------------------------------------------------------------ ---------------------------------------------
   Argentina, Brazil                                                        South-Africa
   ------------------------------------------------------------------------ ---------------------------------------------

2. Effective Date and Term. The term of this Agreement shall begin on July 20, 2004 (the "Effective Date"), and shall thereafter be perpetual (the "Term"); provided that at any time on or after January 1, 2008, either party may give notice to the other of its intention, for any reason, not to extend the Term of this Agreement, and, if such notice is given, the term of this Agreement shall expire two years from the date of such notice, unless it is earlier terminated pursuant to Section 15 below.

3. Appointment of Supplier. Subject to the other provisions of this Agreement, Customer hereby appoints Supplier, and Supplier hereby accepts such appointment, as the exclusive manufacturer and supplier of Flocare 800 Pumps to Customer in the Territory.

4.       Certain Mutual Obligations.

(a)      Development of Transition Plan for Supplied Products. Within thirty
         (30) days after the Effective Date, the parties will work together in good faith to develop a plan for transitioning all manufacturing functions relating to the Flocare 800 Pump to Supplier within twelve
         (12) months of the Effective Date. Such plan shall address in detail such issues as the transition of component suppliers from Customer to Supplier, assistance with regulatory matters, etc.

(b) Development of Contingency Plan. Within 30 days of the Effective Date, the parties will work together in good faith to develop a contingency plan to ensure continuity of supply regardless of adverse actions by Supplier or Supplier's suppliers. This plan will be reviewed and updated at Quarterly Meetings (as defined in Section 7(f)(ii) below).

5.       Certain Customer Obligations.

(a) Customer will establish and maintain a Declaration of Conformity on Supplied Products to establish the CE Mark for the Supplied Products, establishing Nutricia Medical Devices B.V. (Schiphol Boulevard, 261 1118 BH, Schiphol Airport, The Netherlands) as the legal manufacturer of the Supplied Products in the Territory.

(b) Customer will only place or sell in the Territory clinical nutrition pumps, [***] Pump Accessories (as defined in the [***] Pump Agreement), and [***] Disposable Sets (as defined in the [***] Pump Agreement) made from components that it has purchased from Supplier under this Agreement and/or the [***] Pump Agreement; provided, however, that:

(i) if Customer is unable to place and/or sell the Supplied Products in any country of the Territory due to the failure to obtain or maintain governmental regulatory approval of such Supplied Products, then Customer may obtain from other manufacturers and/or suppliers, and place or sell in that country, clinical nutrition pumps, related accessories, and disposable sets with similar functionality to the Supplied Products, but only until Customer is allowed to place and/or sell the Supplied Products in that country;

(ii) if Customer receives a written request from one of its customers explicitly requiring Customer to provide clinical nutrition pumps other than the Flocare 800 Pump or the Flocare [***] Pump, then Customer may purchase the other clinical nutrition pumps so required from a supplier/manufacturer other than Supplier if Customer promptly provides written notice to Supplier of its intent to do so; and

(iii) Customer may continue to obtain from parties other than Supplier and provide to its customers disposable sets for the Flocare 800 Pumps, MicroMax Pumps, and Nutromat Pumps.

(c)      Purchase Commitment.

(i)      Minimum  Purchase  Commitment;  Adjusted Minimum  Purchase  Commitment.
         ----------------------------------------------------------------------
         Customer agrees to purchase the Adjusted Minimum Purchase Commitment of the Flocare 800 Pump in each calendar year during the Term beginning January 1, 2005. If Customer fails to purchase the Adjusted Minimum Purchase Commitment of Flocare 800 Pumps on or before December 15th of any given calendar year during the Term (beginning with the calendar year that commences January 1, 2005), then Customer shall pay to Supplier fifty U.S. dollars (US $50) in immediately available funds for each Flocare 800 Pump by which Customer was short of the Adjusted Minimum Purchase Commitment for that calendar year. Such fees will be invoiced by Supplier to Customer on or before December 31st of the year to which they apply, and Customer will pay such fees within 90 days of the end of the month in which they are invoiced. If Customer timely pays in full any payment arising under the previous sentence, then such payment will be deemed to fully satisfy Customer's obligations with respect to the Minimum
         Purchase  Commitment of Supplied  Products for that  calendar  year.
         In that case, Customer's failure to fulfill its Minimum Purchase Commitment of Supplied Products for that calendar year will not thereafter be deemed a breach of this Agreement, and, if it was previously deemed a breach, such breach will be deemed cured by such full and timely payment.

(ii) Adjustment of Minimum Purchase Commitment. For each Flocare [***] Pump in excess of the number set forth on Exhibit E that Customer purchases from Supplier pursuant to the [***] Pump Supply Agreement during any given calendar year of the term, the Minimum Purchase Commitment of Supplied Products hereunder for that year shall be reduced by one. The Minimum Purchase Commitment, as adjusted pursuant to this Section 5(c)(ii) shall be referred to herein as the "Adjusted Minimum Purchase Commitment."

(d) New Products. By mutual written agreement, the parties may, from time to time, add to this Agreement additional products (each a "New Product"), including the MicroMax Pump, to be manufactured and supplied by Supplier under the terms and conditions hereof. Pricing and other specific terms for any such additional products shall be mutually agreed upon between the parties.

(e) Regulatory Approvals. Customer will use Commercially Reasonable Efforts to maintain regulatory approvals of the Supplied Products in each country within the Territory.

6.       Certain Supplier Obligations.

(a)      Manufacturing Practices and Standards.

(i) Compliance with Standards and Specifications. Supplier represents and warrants that it has an established standard operating procedure ("SOP") for the manufacture and supply of the Supplied Products and that such SOP contains operating standards or procedures that are at least as good as those prevailing in the industry for a comparable supplier. Supplier will manufacture the Supplied Products according to
         (1) the Product Specifications applicable to the Supplied Products, (2) Supplier's SOP, and (3) standards of European Council Directive 93/42/EEC of 14 June 1993 concerning medical devices. This Section 6(a)(i) is not intended to limit Supplier's obligation to indemnify Customer under Section 16(a).

(ii)     Changes in Manufacturing Processes, Materials, or Components.

(1) Changes Initiated by Supplier. During the Term of this Agreement, Supplier may propose to incorporate new technology or improve manufacturing processes by providing prior notice to Customer; provided, however, that Customer must approve, in its discretion, any such changes before Supplier may implement them.

(2) Changes Initiated by Customer. Customer may propose changes to the Product Specifications or the general manufacturing process from time-to-time by submitting to Supplier a written engineering change request ("ECR"). With respect to each ECR submitted by Customer, Supplier shall determine and advise Customer in writing if the proposed change is acceptable. No changes to the Product Specifications or significant change to the manufacturing process shall be made without the prior approval of both parties hereto, which shall be evidenced by their signatures on the final ECR. All costs associated with an ECR, including scrapping of existing component inventory or rework costs, shall be borne by Customer and shall be agreed to in writing by the parties prior to implementing any change. Non-urgent ECRs shall be processed by Supplier within ten (10) working days, and acceptance or rejection of the request shall be acknowledged by Supplier within that time. In the event that Customer considers the ECR urgent, notice of such urgency shall be made at the time of request to Supplier, and the parties shall agree on a priority for the ECR. To expedite the implementation of approved, urgent ECRs, it may be necessary for Supplier to use redlined drawings and/or documentation to initiate the change. However, the use of any redlined drawings or documents for manufacturing purposes shall be permitted only upon the written approval of Customer.

(iii) Packaging. Customer will provide Supplier with finished artwork to be used by Supplier in producing the Supplied product packaging which shall be subject, in all cases, to the final approval of Customer.

(b)      Inspection and Documents; Audits.

(i)      Inspections  by Customer.
         ------------------------
         Supplier shall permit Customer or its agents, during reasonable business hours and upon at least two weeks advance notice, access to inspect Supplier's facility where the Supplied Products are manufactured, handled, stored, or tested, as well as records relating to the manufacture, storage, handling, or testing of the Supplied Products. Customer shall conduct such inspection in a manner as to minimize disruption of Supplier's ongoing operations, and Supplier shall reasonably assist Customer with such inspections. Supplier hereby acknowledges and agrees that Customer's right to inspect Supplier's facilities to ensure such compliance does not in any way limit Customer's rights and that any failure by Customer to exercise such right(s) shall not be held against Customer for any reason whatsoever and shall not diminish or constitute a waiver of Supplier's responsibility for the proper performance of its duties and obligations hereunder.

(ii) Inspections by Government Authorities. Supplier shall extend the same inspection privileges set forth in Section 6(b)(i) to agents of the FDA or other governmental authorities as required by law. Supplier shall notify Customer within five (5) working days of any such inspection related to the Supplied Products. In addition, Supplier shall provide Customer with copies of any and all inspection reports relating to the manufacture of the Supplied Products from the FDA or other relevant governmental authority within five (5) working days of receipt of such reports.

(iii) Documents and Records. Upon request by Customer, Supplier shall furnish Customer with complete and accurate information and copies of documents necessary for Customer to: (1) provide Customer assurance that the Supplied Products were manufactured and supplied in accordance with this Agreement and in compliance with applicable Laws (as hereinafter defined), (2) enable Customer to ensure that the Supplied Products comply with the labeling claims made for the Supplied Products, (3) secure all required governmental licenses, registrations or approvals for the Supplied Products, and (4) respond to all governmental inquiries or requests.

(iv) Important Changes or Events. Supplier shall immediately inform Customer of any event or circumstance, including but not limited to, a Change of Control of Supplier, or an adverse change in the financial status of Supplier or its affiliated companies that may prejudice Supplier's ability to comply with any of its undertakings in this Agreement, and, particularly, that may affect its manufacture and supply of the Supplied Products, its capacity to meet the Maximum Monthly Product Amount, or any other matter that materially and adversely affects the ability of Supplier to perform its obligations under this Agreement.

(v) No Waiver. Supplier acknowledges and agrees that Customer shall have the right, upon request, to confirm or verify that Supplier is in compliance with Section 6 hereof including the right to inspect Supplier's facilities pursuant to Section 6(b)(i) hereof to ensure such compliance.

(c) No Conflicts. Supplier exclusively shall manufacture, package, and supply the Supplied Products for Customer to sell or place in accordance with Customer's specifications and the terms and conditions contained herein.

(d)      Subcontractors; Suppliers and Distributors; Manufacturing Location.

(i) Subcontractors. Supplier shall not subcontract with any third parties for the manufacture of the Supplied Products without the prior written approval of Customer, which approval shall not be unreasonably withheld. If such approval is given by Customer, Supplier shall exert Commercially Reasonable Efforts to ensure that such subcontractors (including suppliers and distributors) comply with the necessary manufacturing requirements relating to the manufacture of the Supplied Products.

(ii) Suppliers. Supplier will exert Commercially Reasonable Efforts to assist Customer in gaining access and documentation from any supplier used by Supplier in performing its obligations hereunder. Supplier will exert Commercially Reasonable Efforts to prevent its suppliers from supplying to any party other than Supplier (1) any patented components used in the Supplied Products, or (2) any components of the Supplied Products that are unique to the Supplied Products.

(iii) Manufacturing Location. Supplier will manufacture and package the Supplied Products at Supplier's Facility.

7.       Ordering, Supplying, and Rejecting Supplied Products.

(a) Ordering Supplied Products. All Supplied Products shall be ordered through written Customer call-offs, as described in Section 7(d) below.

(b) Terms and Conditions. The terms and conditions of this Agreement will apply to each call-off or shipment by Supplier hereunder, regardless of the terms and conditions of the terms stated on Supplier's invoice. The terms and conditions of Customer's form of purchase order or other business forms will not apply to any order notwithstanding Supplier's acknowledgment or acceptance of such call-off or shipment.

(c) Cancellation of Call-Offs by Supplier. Supplier reserves the right to cancel any call-offs placed by Customer as set forth above, or to refuse or delay shipment thereof, if Customer (i) fails to make any payment when due as provided herein or under the terms of payment set forth in any invoice or otherwise agreed to by Supplier and Customer, or (ii) otherwise fails to comply in all material respects with the terms and conditions of this Agreement and fails to cure such non-compliance within 60 days from the date Supplier notifies Customer of such failure to comply. No such cancellation, refusal or delay will, by itself, be deemed a termination or breach of this Agreement by Supplier.

(d)      Supplying Supplied Products.

(i)      Forecasts  for Supplied  Products.
         ---------------------------------
         Customer shall provide Supplier by the tenth (10th) calendar day of each month during the Term a rolling, twelve-month forecast of the number of product units of Supplied Products that it anticipates Supplier will be required to ship pursuant to Customer's call-offs in each month of such forecast (the "Rolling Forecast"). Supplier shall use the Rolling Forecast to plan capacity and order raw materials and component parts to support forecast projections.
         The new Rolling Forecast provided in any given month (the "Current Month's Rolling Forecast") may increase or decrease the forecasted shipments by Supplier provided by Customer during the prior month (the "Prior Month's Rolling Forecast"); provided, however, that the Current Month's Rolling Forecast may not (1) revise the forecasted quantities to be shipped for the month in which it is submitted from the forecast for that month contained in the Prior Month's Rolling Forecast, (2)increase by more than thirty percent (30%) the forecasted quantities to be shipped for the next full calendar month after the current month, as compared to the forecasted quantities to be shipped for that month as contained in the Prior Month's Rolling Forecast, or (3) increase by more than one hundred percent (100%) the forecasted quantities to be shipped for the second full calendar month after the current month, as compared to the forecasted quantities to be shipped for that month as contained in the Prior Month's Rolling Forecast.

(ii)     Inventory,  Components,  and Raw  Materials.
         -------------------------------------------
         Supplier shall maintain sufficient inventory and components to guarantee and minimize Supplier's lead times and to fulfill Customer's call-off requirements on a timely basis, such that the Supplied Products will be finished and ready for shipment on, or immediately before, the delivery date as set forth on the related call-off. Supplier shall acquire all raw and packaging materials (e.g., inventory, packaging components, parts, labels, inputs, and other materials necessary for the manufacture, supply, and delivery of Supplied Products) solely from manufacturers and suppliers that meet industry standards of acceptability and comply fully with all Laws (as hereinafter defined). Supplier may purchase and maintain up to a six (6) month supply of raw materials and component parts necessary for the manufacture and supply of the Supplied Products according to the 12-month forecast. If Supplier so elects, Supplier shall sell to Customer and Customer shall buy any such raw materials and component parts that are not used by Supplier in accordance with the 12-month forecast, referred to in the previous sentence, within nine
         (9) months from the date they are received by Supplier at Supplier's standard cost plus [***]. To assist Supplier in determining the need for such items, Customer will use Commercially Reasonable Efforts to apprise Supplier of significant developments, such as market conditions, customer demand, and sales forecasts, which may occur with respect to its business as it relates to its requirements for Supplied Products.

(iii)    Call-Offs and Shipment.

(1) Lead Times for Shipment. Subject to the limitations on quantity set forth in Section 7(d)(iii)(2) below, Supplier shall ship the Supplied Products that Customer orders by call-off on or before the shipping dates requested by Customer in such call-off; provided, however, that Supplier will not be obligated to ship products any sooner than two weeks after it receives a call-off for such products from Customer, regardless of any language to the contrary in such call-off.

(2) Quantities to be Shipped. Supplier will ship ordered quantities of Supplied Products in accordance with Customer call-offs, so long as the called-off quantities do not exceed the lesser of (A) 120% of the current month's forecasted requirements (as contained in the most current Rolling Forecast) and (B) the Maximum Monthly Product Amount.

(3) Efforts to Fulfill Customer's Lead Times and Quantity Needs. If called-off quantities and shipment dates for Supplied Products do not comply with the quantity or lead-time limitations set forth in Sections 7(d)(iii)(1) and (2) above, Supplier will nonetheless exert Commercially Reasonable Efforts to fulfill such call-offs in as timely a manner as reasonably possible; provided, however, that no penalty for late or partial delivery shall apply to any such call-offs.

(4) Modification and Cancellation of Call-Offs by Customer. The quantity of Supplied Products to be shipped pursuant to a call-off may be reduced or cancelled by Customer no less than three (3) days prior to the required shipment date without penalty. If Customer cancels a call-off less than three (3) days prior to the shipment date, Customer shall reimburse all costs reasonably and actually incurred by Supplier in connection with such call-off, but such reimbursement shall never exceed the purchase price of the product units that were cancelled, as referred to in the call-off. Such costs shall be submitted by Supplier to Customer within ten (10) working days after the cancellation. Any such reimbursement shall be determined based on the actual cost of the specific materials required to be purchased, if any, for the canceled call-off if said materials are covered within the scope of the call-off, provided that no alternative use for such materials can be found by mutual agreement of the parties. Customer may increase the quantity of Supplied Products ordered pursuant to a particular call-off by up to 20%, without any attendant change to the shipment date, if Customer submits such a request to Supplier in writing and such request is received by Supplier no less than one week prior to the originally requested shipment date.

(5) Changes to Maximum Monthly Product Amount. During each Quarterly Meeting, the parties will review and consider the sufficiency of the Maximum Monthly Product Amount. If the parties mutually agree that an increase in the Maximum Monthly Product Amount is warranted based on the demand for the Supplied Products, then the Maximum Monthly Product Amount will thereafter be adjusted upward, effective as of the date mutually agreed by the parties.

(iv) Shipment. All Supplied Products purchased by Customer hereunder will be shipped Ex Works (as defined in INCOTERMS 2000, International Chamber of Commerce), at Supplier's Facility. Customer will be responsible for and will pay all shipping, freight and insurance charges associated with the shipping of the products.

(v) Title/Risk of Loss. Title to the Supplied Products purchased by Customer and all risk of loss or damage will pass to Customer when the products are delivered to a shipper at Supplier's Facility. Customer shall bear the risk of loss or damage in transit.

(vi)     Partial  Shipments.
         ------------------
         Unless Customer clearly advises Supplier to the contrary in writing, Supplier may make partial shipments on account of Customer's orders, to be separately invoiced and paid for when due; provided, however, that if the aggregate price of shipping any called-off shipment is higher than the cost would have been if the entire shipment had been shipped at once, then Supplier will reimburse Customer for the difference in shipping cost, and provided further that all such partial shipments are received by the date on which the total shipment is due under the applicable call-off. Failure to ship all shipments required under a call-off shall constitute a Call-Off Breach under Section 17. Delay in delivery of any shipment shall not relieve Customer of its obligation to accept the remaining deliveries.

(vii)    Failure to Fulfill Call-Off or Purchase Order.

(1) Notice. Supplier will notify Customer immediately of any real or anticipated delays that could impact the supply of Supplied Products or the ability of Supplier to fulfill its obligations under this Agreement including, but not limited to, component supply or labor shortages, or events which involve health, safety, building code, or regulatory issues or violations. Supplier shall, in the event of lost production time for any reason, except through the fault of Customer, give Customer first priority from among Supplier's other customers in making up production schedules.

(2)      Effect.
         ------
        Without prejudice to Customer's other rights hereunder, if Supplier is unable to fulfill any Customer call-off with respect to Supplied Products as to quantity or time of shipment (assuming the applicable lead times and quantity limitations are satisfied), then Supplier will be subject to a penalty with respect to the relevant call-off or purchase order of 0.5% of the invoice price of that portion of the call-off or purchase order that is actually late in shipment for every day that the shipment date of the Supplied Products ordered pursuant to that call-off or purchase order is late; provided, however, that the aggregate penalty under this section for late shipment with respect to any call-off or purchase order will be capped at 20% of the total purchase price for such portion of the call-off or purchase order. In any event, the penalties set forth herein will apply only to call-offs and/or portions of call-offs representing quantities of the original call-off up to the applicable Maximum Monthly Product Amounts for Supplied Products ordered during any calendar month during the Term (i.e., no penalty under this section will apply to call-offs or portions of call-offs during a calendar month that exceed the applicable Maximum Monthly Product Amount for the Supplied Products).

(e)      Rejecting Nonconforming Supplied Products.

(i)      Defective  Supplied  Products.
         -----------------------------
         Customer will have no obligation to inspect incoming shipments of Supplied Products received from Supplier. However, if after receiving a shipment of Supplied Products, Customer reasonably determines that any Supplied Product or an entire lot of Supplied Products delivered by Supplier fails to meet the Product Specifications, and/or any other requirements and other specifications established or agreed to from time to time by Customer, and/or any other terms and conditions of this Agreement (the "Defective Products"), Customer shall notify Supplier after discovery of the defect. All Defective Products, other than any Defective Products (or any portions thereof) retained by Customer for testing, evaluating or sampling, shall, at Customer's option, but not earlier than five (5) business days after notification to Supplier by Customer in writing, be returned to Supplier, at Supplier's expense, after Customer has obtained a return merchandise authorization number from Supplier for such products. Supplier shall promptly repair or replace, at Supplier's sole discretion, all Defective Products returned to Supplier. If Supplier receives any written notice of Defective Products, Supplier shall, at Supplier's expense, ship replacement or repaired Supplied Products to the destination designated by Customer as soon as reasonably possible after receipt of such notice, provided that Supplier shall use its best efforts to make any such  shipment  ready for shipment within five
        (5) business days after receiving  returned Defective  Products.  In the event that Supplier fails to do so,  Customer  may treat such  failure as a Call-Off Breach pursuant to Section 17. Notwithstanding the foregoing, neither Customer's failure to discover Defective Products nor any of the provisions set forth herein for dealing with Defective Products shall prejudice or affect Customer's other rights or remedies under this Agreement or under applicable Law (as hereinafter defined), including Customer's rights to have Defective Products repaired or replaced under the Product Warranties set forth in this Agreement.

(ii)     Shortfall.
         ---------
         A "Shortfall" shall occur if Customer reasonably determines that there is either (A) a shortfall in the quantity of Supplied Products delivered by Supplier pursuant to a call-off, and/or (B) any shipment of Supplied Products delivered by Supplier pursuant to a call-off contains Supplied Products that have defects that are manifest and easily visible to the naked eye ("Visually Defective Products"). Customer shall notify Supplier of any Shortfall within five (5) business days of the date the shipment is received by Customer at Customer's distribution center in Zoetermeer. Visually Defective Products shall be returned to Supplier at Supplier's expense, and Supplier shall repair or replace them and redeliver them to Customer in the same manner as Defective Products under Section 7(e)(i) above. In the case of a Shortfall in quantity, Supplier shall ship a quantity of Supplied Products that are not Defective Products and/or Visually Defective Products to the destination designated by Customer to fulfill the entire Call-Off as soon as is reasonably possible, provided that Supplier shall use its best efforts to make any such shipment ready for shipment within five (5) business days after receiving notification of such Shortfall in quantity. Any Shortfall that is identified by Customer and is communicated in writing by Customer to Supplier within five (5) business days of Customer's receipt of a shipment at Customer's distribution center in Zoetermeer shall be deemed a Call-Off Breach under Section 17.
         If Customer does not notify Supplier of a Shortfall within five (5) business days of Customer's receipt of a shipment at Customer's distribution center in Zoetermeer, a Call-Off Breach shall not be deemed to have occurred, and Customer shall retain, without limitation, all its other rights and remedies conferred under this Agreement and the Related Agreements.

(f)      Ongoing Communication and Business Review.

(i) Designated Representative. Each party agrees to designate one individual within such party's organization to serve as such party's primary point of contact and representative (the "Designated Representative") in such party's relationship and communications with the other party as contemplated in this Agreement. These Designated Representatives shall also involve other appropriate operational, strategic, technical, and regulatory personnel in such communications.

(ii)     Quarterly Meetings.
         ------------------
         The parties agree to hold a face-to-face meeting at a minimum of once each calendar quarter during the Term for such duration as the parties agree in good faith is necessary to address the various issues that may arise relating to the performance of the parties under this Agreement (the "Quarterly Meetings"). The location of the Quarterly Meetings shall alternate between Supplier's Facility and a Customer facility in Europe. The parties shall formulate in advance of each meeting a written agenda of material items that each party proposes should be considered together in the meeting, which agenda may include such items as on-time delivery, capacity planning, customer complaints, device master record review, performance forecasting, product development, market feedback and trends (including competitor activity), corrective action requests review, contingency plan review, product training and support, and sales review. The parties shall make a reasonable effort to have the Designated Representative present at each Quarterly Meeting, as well as such other individuals as would be appropriate in light of the agenda for the meeting. Each party shall bear all of its own costs and expenses associated with its participation in the Quarterly Meeting. The parties' respective rights to request and receive information hereunder will not be affected or limited by any subject or matter discussed or planned to be discussed at any Quarterly Meeting.

(g) Warranty. Supplier warrants, for a period of twelve (12) months from the date of shipment from Supplier to Customer or any of Customer's distributors, resellers, or customers, as the case may be, that each Supplied Product shall be free from defects in materials, components, and workmanship and shall conform to the Product Specifications (the "Product Warranty"), under the following terms and conditions:

(i) Supplier must be notified in writing of the alleged defect(s) during the term of the warranty; and

(ii) Supplier's warranty shall be voided in the event a Supplied Product is subject to abuse, accident, alteration, modification, tampering, misuse, or the unauthorized repair or service by anyone other than Supplier (other than service permitted or required to be performed by the user as explained in a Supplier-approved operator's manual for such product).

(h) No Other Warranties. Supplier provides no warranties hereunder except as stated in this Agreement. THE WARRANTIES STATED IN THIS AGREEMENT AND THE RELATED AGREEMENTS ARE EXCLUSIVE AND EXPRESSLY IN LIEU OF ALL OTHER EXPRESS OR IMPLIED WARRANTIES. Furthermore, the warranties provided in this Agreement run only to Customer and not to Customer's customers or end users.

(i) Supplier Obligations for Breach of Warranty. Supplier's obligation with respect to Supplied Products that it has supplied to Customer hereunder that fail to meet the Product Warranty set forth in Section 7(g) above shall be to repair or replace such Supplied Products, as set forth in greater detail in the Maintenance and Service Agreement. The remedies available to Customer thereunder for the failure of Supplied Products to comply with the Product Warranty set forth in Section 7(g) above will be the sole and exclusive remedies available to Customer under such Product Warranty. This Section 7(i) is not intended to limit Supplier's obligation to indemnify Customer for certain third-party products liability claims as described in Section 16(a)(i).

(j) Warranty Claims. Concurrently with the execution of this Agreement, the parties will enter into the Maintenance and Service Agreement that will provide for the following: (i) reporting of product defects, (ii) the process for responding to warranty claims, and (iii) the process for repairing or replacing damaged or defective Supplied Products.

8.       Planning and Conduct of Business.

(a) Suitable Inventory and Premises. At all times throughout the Term of this Agreement, Customer will maintain at least a four-week supply of Supplied Products on hand in one or more of its facilities. If at any time Customer's inventory of Supplied Products on hand is depleted below a projected four-week supply of such products, then Customer will promptly order sufficient additional Supplied Products to restore its inventory levels to a four-week supply. In addition, throughout the Term of this Agreement, Customer will maintain adequate inventory levels of the Supplied Products for demonstration and training purposes.

(b) Conduct of Business. Each of Supplier and Customer will promote the business and company of the other in a manner that reflects favorably on the other, and each will avoid deceptive, misleading, or unethical business practices that are likely to be detrimental to the other, its business, or the general public.

(c) Market Information and Planning. Each of Supplier and Customer will advise the other promptly after they receive information concerning the market for clinical nutrition delivery devices and will, from time-to-time, consult with each other with respect to market conditions, sales forecasting, product planning, and promotional activities; provided that neither party will be obligated to disclose any such information to the other if doing so would be a breach of such party's obligations to a third party to maintain the confidentiality of such information.

(d) Compliance with U.S. Export Laws. Customer understands that the Supplied Products are restricted by the United States Government from export to certain countries, and Customer agrees that it will not sell the Supplied Products in any way that will violate any of the export control laws or regulations of the United States ("U.S. Export Control Laws"). Supplier will inform Customer from time to time about applicable U.S. Export Control Laws and prohibited countries. Customer will provide to Supplier such documentation and certifications as may be required for compliance with the export control laws of the United States.

(e) Governmental Approvals. If any approval with respect to this Agreement, or the registration thereof, shall be required at any time during the term of this Agreement, with respect to giving legal effect to the Agreement in a particular geographic location in which the Supplied Products are to be placed or sold, or with respect to compliance with exchange regulations or other requirements so as to assure the right of remittance abroad of U.S. dollars, Customer shall immediately take whatever steps may be necessary in this respect, and any charges incurred in connection therewith shall be for the account of Customer. Customer shall keep Supplier currently informed of its efforts in this regard.

9.       Inspections, Records, and Reporting.

(a) Deliveries and Inventories. In the Quarterly Meetings, Customer will provide to Supplier information about Customer's deliveries of Supplied Products. In addition, upon either party's request, the other party will provide to the requesting party information about the providing party's inventory levels of Supplied Products and such other information as the requesting party may reasonably request.

(b) Reports of Alleged Claims. Customer shall notify Supplier in writing of any claim or proceeding involving advertisement or distribution of the Supplied Products by Customer, including claims asserting infringement of any intellectual property rights by the Supplied Products, within ten (10) days after Customer learns of such claim or proceeding. Customer shall also report promptly to Supplier all claimed or suspected product defects relating to the Supplied Products.

(c) Maintenance of Records. Customer shall maintain during and two (2) years beyond the life of the Flocare 800 Pumps its records, contracts and accounts relating to the distribution of the Flocare 800 Pumps, and shall permit examination thereof by authorized representatives of Supplier (i) in connection with any recall under Section 18 or (ii) after any written request by Supplier that is based on a reasonable determination by Supplier that it has need to verify the accuracy of information or reports previously provided to Supplier by Customer. With respect to sales to end users of the Flocare 800 Pumps, Customer shall track and require its dealers to track the location of pumps sold or placed with end users. Customer and each of its dealers shall maintain a record of pump location by serial number, location, and telephone/fax contact.

10.      Supplier's Obligations.

(a) Compliance with Laws. Supplier shall comply, and shall ensure that the storage, manufacture, packaging, labeling, supply, and delivery of Supplied Products or any components thereof, materially comply with applicable U.S. laws, regulations, rules, and orders (collectively, "Laws"), and shall make such adjustments as may be necessary to effect and maintain such compliance throughout the Term. Without limiting the generality of the foregoing, (i) Supplier's facilities shall comply with all product safety, sanitation, and environmental Laws, (ii) all Supplied Products shall be clearly and accurately labeled and packaged in the manner requested by Customer and otherwise as required by all Laws, and (iii) Supplier acknowledges that it is familiar with the Foreign and Corrupt Practices Act of the United States and agrees that it shall at all times comply with such act in carrying out and performing its duties under this Agreement.

(b) Approvals. Supplier shall obtain, at its sole expense, all governmental, administrative, and other approvals, licenses, permits, and other authorizations and registrations necessary for the operation and conduct of its business, including without limitation, the manufacture and supply of the Supplied Products.

(c) Obtain Inventory. Supplier shall obtain all inventory, equipment, employees, facilities, and any other item necessary in order to assure that Supplier has, and will have, the ability to perform its obligations hereunder in accordance with the terms and conditions hereof.

11.      Price and Payment Terms.

(a) Prices. Customer shall pay Supplier for the Supplied Products at the Initial Product Prices. With respect to all Supplied Products, the Initial Product Prices shall remain unchanged until December 31, 2005. Beginning on January 1, 2006, and thereafter, the Initial Product Prices for the Supplied Products (or the Product Prices, as the case may be) may be increased by Supplier on an annual basis, based on the formula set forth in Exhibit A. The Product Price increases for the Supplied Products shall also be increased by Supplier by a percentage not to exceed any proportional increase in the ElectroMedical Apparatus Manufacturing PCU334510334510 Index published by the U.S. Department of Labor, Bureau of Labor Statistics (the "ElectroMedical Apparatus Index"), referenced back twelve (12) months prior to the effective date of such price change (such prices, as adjusted, the "Product Prices"). Notwithstanding the schedule for increases in the Product Prices set forth herein, the Product Prices may increase from time to time due to changes in the Supplied Products implemented by the parties under
         Section 6(a)(ii)(2), as set forth therein. The Product Prices (including the Initial Product Prices) shall include the cost of all materials, but do not include shipping costs, taxes, charges, tariffs, and duties, which shall be paid by Customer.

(b) Cost Savings. Supplier will exert Commercially Reasonable Efforts to reduce the costs of obtaining the materials and labor used in manufacturing of Supplied Products. To the extent that cost savings are actually realized from such efforts, the cost savings shall be split equally between the parties as set forth herein. These cost savings shall be determined by comparing the new cost of materials and labor to the costs that formed the basis for the applicable Initial Product Prices, with reliance on appropriate supporting data. These cost savings shall be shared by reducing the Initial Product Prices by an amount equal to one half of the cost savings.

(c) Payment Terms. Supplier shall provide an invoice to Customer based on the actual amount of Supplied Products shipped to Customer or its designee(s). Customer shall cause payment for the Supplied Products purchased from Supplier under the terms of this Agreement to be made no later than ninety (90) days from the end of the month in which the product was shipped. Late payments will be subject to a 1.5% penalty per month. All payments will be made via wire transfer in United States currency.

12.      Representations and Warranties.

(a) Supplier's Representations and Warranties. Supplier hereby represents and warrants to Customer that:

(i) It has the full power, capacity, and right to enter into this Agreement;

(ii) All corporate action necessary to authorize Supplier to enter into this Agreement and be legally bound by its terms has been taken;

(iii) Prior to purchase of Supplied Products by Customer hereunder, Supplier will own title to those Supplied Products free and clear of liens and encumbrances;

(iv) It knows of no pending or threatened action in law or in equity which adversely affects the rights granted herein, and it knows of no basis for any of the foregoing;

(v) To the knowledge of Supplier, neither the execution and delivery of this Agreement nor compliance with the obligations of Supplier hereunder, will violate any law or regulation, or any order or decrees of any court or government instrumentality;

(vi) Neither the execution and delivery of this Agreement nor compliance with the obligations of Supplier hereunder, will conflict with, or result in the breach of, or constitute a default under, any contract, agreement, instrument or judgment to which Supplier or any officer, director, employee or controlling person of Supplier is a party, or which is or purports to be binding upon any of the foregoing persons; and

(vii) No action, approval, or consent, including, but not limited to, any action, approval, or consent by any federal, state, municipal, or other governmental agency, commission, board, bureau, or instrumentality is necessary in order to constitute this Agreement as a valid, binding, and enforceable obligation of Supplier in accordance with its terms.

(b) Customer's Representations and Warranties. Customer hereby represents and warrants that:

(i) It has the full power, capacity, and right to enter into this Agreement;

(ii) All corporate action necessary to authorize Customer to enter into this Agreement and be legally bound by its terms has been taken;

(iii) It knows of no pending or threatened action in law or in equity which adversely affects the rights granted herein, and it knows of no basis for any of the foregoing;

(iv) To the knowledge of Customer, neither the execution and delivery of this Agreement nor compliance with the obligations of Customer hereunder, will violate any law or regulation, or any order or decrees of any court or government instrumentality;

(v) Neither the execution and delivery of this Agreement nor compliance with the obligations of Customer hereunder, will conflict with, or result in the breach of, or constitute a default under, any contract, agreement, instrument or judgment to which Customer or any officer, director, employee or controlling person of Customer is a party, or which is or purports to be binding upon any of the foregoing persons;


(vi) No action, approval, or consent, including, but not limited to, any action, approval, or consent by any federal, state, municipal, or other governmental agency, commission, board, bureau, or instrumentality is necessary in order to constitute this Agreement as a valid, binding, and enforceable obligation of Customer in accordance with its terms.; and

(vii) The Flocare 800 Pump was designed in accordance with IEC 60601-1, Medical electrical equipment - Part 1: General requirements for safety; and IEC 60601-2, Medical electrical equipment - Part 1-2: General requirements for safety - Collateral standard: Electromagnetic compatibility - Requirement and tests (the "Design Requirements"), and, in its current form, the design for the Flocare 800 Pump is compliant with the Design Requirements and the Product Specifications.

13.      Intellectual Property.

(a) Manufacturing License. Customer hereby grants to Supplier the exclusive right and license to manufacture the Supplied Products under all Product Rights for the Supplied Products. The Product Rights shall not be used by Supplier for any purpose other than the manufacture of Supplied Products to be produced for Customer by Supplier pursuant to this Agreement. The foregoing licenses of the Product Rights shall terminate upon the termination for any reason of this Agreement. Supplier acknowledges that the Product Rights are owned by Customer and Supplier shall make no claim of ownership or license to such Product Rights at any time.

(b)      Trademark Licenses.

(i)      Customer   hereby  grants  to  Supplier,   throughout  the  term  of
         this  Agreement,   a  limited,   exclusive, non-transferable,
         royalty-free license solely to use the trademarks, service marks, trade names, and logos owned by or licensed to Customer (the
         "Customer Trademarks") in labeling and packaging the Supplied Products for Customer for the remainder of the Term only and not thereafter, and at all times subject to Customer's specifications and the terms and conditions of this Agreement. Supplier hereby agrees that Customer Trademarks shall only be affixed to the Supplied Products. Supplier shall have no rights to use Customer Trademarks other than for purposes of labeling and packaging Supplied Products pursuant to this Agreement, which labeling and packaging shall be in the form and substance previously approved in writing by Customer. Supplier agrees to submit copies of the proposed manner, use, and layout of Customer Trademarks for approval by Customer, in Customer's sole and absolute discretion, prior to Supplier using Customer Trademarks as set forth herein. Supplier shall not use
         Customer Trademarks in advertising or promotional campaigns or otherwise, or use any confusingly similar names, marks, or logos, in any manner that, in Customer's sole and absolute discretion, may be inconsistent with Customer's public image or be misleading or harmful to Customer. Supplier acknowledges and agrees that Customer Trademarks are owned exclusively by, or licensed by third parties to, Customer and that Supplier has neither acquired nor shall acquire any rights therein. Supplier shall not assert or claim any rights over Customer Trademarks nor contest same or challenge the validity thereof. The term "exclusive," as used in this Section 13(b)(i) shall mean that Customer and Supplier will be the only parties entitled to use the Customer Trademarks as set forth above. The term "exclusive," as used in this Section 13(b)(i) shall not constitute or impose any limitation on the manner in which Customer may use or license the Customer Trademarks in connection with any product other than the Supplied Products. Notwithstanding the license granted herein, the Customer Trademarks shall remain the property of Customer.

(c) Retention of Rights. Customer shall retain whatever exclusive or non-exclusive rights or licenses it may have with respect to all Product Rights relating to the Supplied Products. Specifically, unless otherwise specifically agreed between Supplier and Customer in writing, all inventions conceived, developed, reduced to practice or created by Supplier or its employees, consultants or agents in the course of Supplier's services for Customer hereunder will be owned by Customer ("Customer Intangibles"); provided, however that Supplier shall retain ownership and all rights of the Supplier Confidential Information and all "Pre-Owned or Nonspecific Technology and Manufacturing Processes," which shall be defined as follows: Supplier's proprietary electronic technology and processes and know-how and assembly and manufacturing processes, technology and know-how, including such technology and know-how either (i) developed or acquired by Supplier prior to the execution of this Agreement, or (ii) developed or acquired by Supplier after such date where such development or acquisition was not within the scope of the Supplied Product, or Supplier's services under this Agreement and was not developed with the use (in whole or in part) of any of Customer's Confidential Information. In furtherance of the foregoing, Supplier will promptly disclose to Customer all Customer Intangibles and Supplier hereby assigns to Customer all of Supplier's right, title, and interest in and to Customer Intangibles. Each party will take all further actions, including, without limitation, execution and delivery of assignments and other documents, reasonably requested by a party, at the requesting party's expense, all in order to enable such party to protect the same and perfect its legal rights in the Customer Intangibles or Supplier Pre-Owned or Nonspecific Technology and Manufacturing Processes, as applicable, and ownership thereof by whatsoever legal means such party deems reasonably appropriate.

(d) Disclosure of Manufacturing Information. Customer shall disclose to Supplier without charge all technical information and know-how possessed by Customer related to the design, process, operations, raw materials, and other components used in the production of Supplied Products, and the methods and apparatus used to enable Supplier to manufacture such Supplied Products at the capacities, in the quantities, with the quality, and otherwise in accordance with the provisions of this Agreement. Supplier shall use all such information and data solely for the purpose of performing its obligations hereunder. Customer shall promptly disclose to Supplier in writing improvements in the design, process and operations resulting from ongoing research and development in the manufacture of Supplied Products to be manufactured by Supplier for Customer. All such later information disclosed by Customer to Supplier shall be treated as Customer's Confidential Information in accordance with the terms of this Agreement.

(e) Customer Tooling. Supplier shall procure, at Customer's expense, such special tooling, molds, dies and equipment as shall be identified and agreed upon by Customer and Supplier (the "Customer Tooling"). The tooling specifications and cost shall in each case be subject to Customer's prior written approval. Customer shall pay within 10 days of receipt of invoice from Supplier an amount equal to the first deposit charge for each tooling item required by Supplier's tooling supplier. Remaining amounts for Customer tooling will be paid by Customer within 30 days of receipt of invoice. Supplier shall provide Customer with third party invoices for such Customer Tooling to verify the amounts to be reimbursed. Customer shall have and retain ownership of all Customer Tooling and drawing, sketches, and similar items utilized by Supplier in performing its manufacturing and other obligations hereunder. Ownership by Customer of any patent, or rights with respect to such patent, in any way relating to the Supplied Products shall be and remain with Customer. Supplier shall be responsible for periodic maintenance of Customer Tooling and for any costs associated with damage to the production tooling caused by Supplier's negligence, normal wear and tear excluded; replacement costs associated with new or additional Customer Tooling will be the responsibility of Customer. Customer Tooling shall be delivered to Customer promptly upon termination of this Agreement and payment in full by Customer of all amounts due Supplier pursuant to this Agreement.

(f) Representations and Warranties regarding Intellectual Property. Customer represents and warrants that:

(i) Customer is the sole legal and beneficial owner of the Customer Intellectual Property.

(ii) To the best knowledge of Customer, none of the Customer Intellectual Property infringes or is alleged to infringe upon any patents or other intellectual property rights of any third party.

(g)      Notice of Infringement.

(i) Supplier shall promptly notify Customer of any actual or apparent infringement of Customer Intellectual Property of which Supplier becomes aware. Customer may, at its sole option and expense, prosecute any suit it deems necessary or appropriate to protect any of Customer's rights to Customer Intellectual Property from and against infringement by third parties anywhere in the world and Supplier shall cooperate fully with Customer in connection with any such action.

(ii) Customer shall promptly notify Supplier of any actual or apparent infringement of Supplier Intellectual Property of which Customer becomes aware. Supplier may, at its sole option and expense, prosecute any suit it deems necessary or appropriate to protect any of Supplier's rights to Supplier Intellectual Property from and against infringement by third parties anywhere in the world and Customer shall cooperate fully with Supplier in connection with any such action.

14.      Confidential Information.

(a)      Confidential and Proprietary Information.

(i)      Supplier Obligations with respect to Customer Confidential Information.
         ----------------------------------------------------------------------
         Supplier  agrees  to  hold  all confidential  information  of  Customer
         and  its  affiliated  companies,   including  without  limitation,  any
         information relating to Customer's and its affiliates' business operations, price lists, manufacturing data, marketing information strategies, customer or product lists, research and development information and all other information disclosed by Customer or its affiliates to Supplier ("Customer Confidential Information"), in strict confidence and not to use any of the foregoing commercially for its own benefit or that of anyone else nor for the purpose of developing or improving a product or method for anyone except Customer. Supplier agrees to limit dissemination of and access to Customer Confidential Information only to the persons within Supplier's organization and Supplier's affiliated organizations, including their respective third party contractors, subcontractors, manufacturers and business partners, and then only to those persons who have a need for access thereto, and who have entered into a restrictive agreement prohibiting such personnel from doing anything with respect to Customer Confidential Information that Supplier would itself be prohibited from doing under this Agreement. Notwithstanding anything to the contrary herein, Supplier may make such disclosures as necessary in connection with the preparation, filing, and dissemination of its filings with the U.S. Securities and Exchange Commission (e.g., 10-Ks, 10-Qs, and 8-Ks) and/or other disclosures as required by applicable law; provided, however, that it shall first notify Customer of any such disclosure in order that the parties may seek appropriate confidential treatment for information they deem to be confidential.

(ii)     Customer Obligations with respect to Supplier Confidential Information.
         ----------------------------------------------------------------------
         Customer  agrees  to  hold  all confidential  information  of  Supplier
         and  its  affiliated  companies,   including  without  limitation,  any
         information relating to Supplier's and its affiliates' business operations, price lists, manufacturing data, marketing information strategies, customer or product lists, research and development information, and all other information disclosed by Supplier or its affiliates to Customer ("Supplier Confidential Information"), in strict confidence and not to use any of the foregoing commercially for its own benefit or that of anyone else. Customer agrees to limit dissemination of and access to Supplier Confidential Information only to the persons within Numico, Royal Numico, and Nutricia, and their affiliates, their respective third party contractors, subcontractors, manufacturers and business partners, and then only to those persons who have a need for access thereto, and who have entered into a restrictive agreement prohibiting such personnel from doing anything with respect to Supplier Confidential Information and such information that Customer would itself be prohibited from doing
         under  this  Agreement.   Notwithstanding  anything  to  the  contrary
         herein, Customer may make such disclosures as necessary in connection with the preparation, filing, and dissemination of disclosures as required by applicable law; provided, however, that it shall first notify Supplier of any such disclosure in order that the parties may seek appropriate confidential treatment for information they deem to be confidential.

(b) Use of Confidential Information of Other Parties. Each party represents, warrants, and covenants that it will not use in the course of its performance under this Agreement, or disclose to the other parties hereto, any confidential or proprietary information of any third party (including competitors of the other parties) without the prior written consent of the party to whom such confidential or proprietary information belongs.

(c) Disclosure does not constitute a License. Neither the execution of this Agreement nor the disclosure of any confidential or proprietary information by one party to the other hereunder shall be construed as granting to the recipient of such information, by implication or otherwise, any right in, or license to, other than expressly contained herein, any present or future proprietary information, patent, trademark, copyright invention, now or hereinafter, owned or controlled by the disclosing party. Each party will be authorized to use the other party's confidential information that is disclosed hereunder only for such purposes as are expressly contemplated by this Agreement.

(d) Notice of Unauthorized Disclosure. If either party becomes aware of any unauthorized disclosure of the other party's confidential information, it will immediately notify the other party of such unauthorized disclosure and will take all reasonable steps to mitigate the potential harm associated with such unauthorized disclosure.

(e) Survival. The provisions regarding Confidential Information shall survive the termination or expiration of this Agreement, except that such obligations shall not limit Customer's rights under the Related Agreements.

15.      Termination.

(a)      Termination Events.

(i) Upon a Bankruptcy Event of Customer, Customer shall notify Supplier thereof within one (1) business day thereof. Supplier may elect to terminate the Agreement by giving written notice to Customer within thirty (30) days of that notice.

(ii) Upon a Change of Control of Customer, Customer shall notify Supplier thereof within one (1) business day of the public announcement thereof. Thereafter, Supplier may elect to terminate the Agreement by giving notice to Customer within thirty (30) days of the public announcement of the Change of Control of Customer.

(iii) Upon the failure of Customer to pay to Supplier monies when due by Customer to Supplier hereunder or under any of the Related Agreements, Supplier may give notice to Customer of such non-payment. Thereafter, if Customer fails to pay such monies to Supplier within five (5) business days of such notice, then the Agreement shall terminate on that 5th business day. If Customer pays the monies due to Supplier within those five (5) business days, then this Agreement shall not terminate.

(iv) Upon a material breach of this Agreement by Customer, Supplier may give notice to Customer of such material breach. If Customer fails to cure such material breach within sixty (60) days of such notice, then this Agreement may be terminated by Supplier at any time during the period that begins on the sixtieth (60th) day following such notice and ends on the ninetieth (90th) day following such notice (the "Supplier Termination Period") by giving written notice of such termination to Customer before the expiration of the Supplier Termination Period. Supplier's failure to terminate this Agreement during the Supplier Termination Period will constitute a waiver of Supplier's rights to terminate this Agreement by reason of the applicable material breach, but will not constitute a waiver of Supplier's other rights and remedies under this Agreement, or a waiver of future similar breaches.

(v) Upon a Bankruptcy Event of Supplier, Supplier shall notify Customer thereof within one (1) business day thereof. Customer may elect to terminate the Agreement by giving written notice to Supplier within thirty (30) days of that notice.

(vi) Upon a Change of Control of Supplier, Supplier shall notify Customer thereof within one (1) business day of the public announcement thereof. Thereafter, Customer may elect to terminate the Agreement by giving notice to Supplier within thirty (30) days of the public announcement of the Change of Control of Supplier.

(vii) Upon a material breach of this Agreement by Supplier, Customer may give notice to Supplier of such material breach. If Supplier cures such material breach within sixty (60) days following such notice, then this Agreement shall not terminate by reason of that breach. If Supplier fails to cure such material breach within sixty
         (60) days of such notice, then this Agreement may be terminated by Customer at any time during the period that begins on the sixtieth
         (60th) day following such notice and ends on the ninetieth (90th) day following such notice (the "Customer Termination Period") by giving written notice of such termination to Supplier before the expiration of the Customer Termination Period. Customer's failure to terminate this Agreement during the Customer Termination Period will constitute a waiver of Customer's rights to terminate this Agreement by reason of the applicable material breach, but will not constitute a waiver of Customer's other rights and remedies under this Agreement, or a waiver of future similar breaches.

(viii) At any time after January 1, 2008, Customer may terminate this Agreement by giving two-years notice pursuant to Section 2 above.

(ix) At any time after January 1, 2008, Supplier may terminate this Agreement by giving two-years notice pursuant to Section 2 above.

(x) This Agreement shall terminate if Customer sends a notice of termination of this Agreement due to Supplier's failure to fulfill a call-off pursuant to the "Termination Remedy" described in Section 17(c)(iii) below.

(xi) This Agreement shall terminate upon termination of the [***] Pump Supply Agreement.

(xii)    Upon termination of the [***] Pump License Agreement pursuant to
         Section 5(b)(iv) thereof, this Agreement shall terminate contemporaneously with the termination of the [***] Pump License Agreement.

(xiii) Upon termination of the [***] Pump Supply Agreement pursuant to Section 16(a)(iv) thereof, this Agreement shall terminate contemporaneously with the termination of the [***] Pump Supply Agreement.

(xiv) Upon an uncured material breach of the Disposable Set Components Supply Agreement by Customer, Supplier may terminate this Agreement.

(xv) Upon an uncured material breach of the Disposable Set Components License Agreement by Customer, Supplier may terminate this Agreement.

(xvi) Upon termination of the Disposable Set Components Supply Agreement pursuant to Sections 15(a)(i), (ii) or (iii) thereof, this Agreement shall terminate contemporaneously with the termination of the Disposable Set Components Supply Agreement.

(xvii) Upon termination of the Disposable Set Components License Agreement pursuant to Sections 5(b)(i), (ii) or (iii) thereof, this Agreement shall terminate contemporaneously with the termination of the Disposable Set Components License Agreement.

(b)      Effect of Termination, Expiration or Non-Renewal.

(i)      Purchase of Inventory.


(1) Following the termination of this Agreement due to a Bankruptcy Event of Customer pursuant to Section 15(a)(i) above, or due to the Change of Control of Customer pursuant to Section 15(a)(ii) above, or due to the failure of Customer to pay monies to Supplier hereunder pursuant to
         Section 15(a)(iii) above, or due to a material breach of the Agreement by Customer pursuant to Section 15(a)(iv) above, then, within thirty
         (30) days of any such termination, Customer shall purchase all of Supplier's inventory of finished Supplied Products and all of Supplier's inventory of custom components for the Supplied Products; provided, however, that Customer shall not be required to purchase such inventories to the extent that they exceed Customer's forecasted requirements hereunder for ninety (90) days following the termination date.

(2)      Following the termination of the Agreement under the provisions of
         Section 17(c)(iii), due to a Bankruptcy Event of Supplier pursuant to
         Section 15(a)(v) above, or due to the Change of Control of Supplier pursuant to Section 15(a)(vi) above, or due to a material breach of the Agreement by Supplier pursuant to Section 15(a)(vii) above, then, within thirty (30) days of such termination, Customer may elect to purchase all or any portion of Supplier's inventory of finished Supplied Products and Supplier's inventory of custom components for the Supplied Products. If Customer elects to purchase less than all of these inventories, then Supplier, at its expense, shall destroy the remaining inventories of the custom components of the Supplied Products whether or not these components have already been incorporated into finished Supplied Products. Supplier may use for its own purposes all the remaining components of the Supplied Products that are not custom components for the Supplied Products.

(ii)     Return of Materials  Upon  Termination.
         --------------------------------------
         Upon termination, expiration or non-renewal of this Agreement, each party shall return to the other party all materials and documents containing confidential and proprietary information, including any copies or extracts thereof, and shall erase any copies thereof contained in any electronic or other memory device. Supplier shall also return to Customer all Customer Tooling, drawings, sketches, and similar items utilized by Supplier in performing its manufacturing obligations hereunder. In addition, at that time each party shall immediately cease and desist from using any confidential or proprietary information of the other parties hereto for any purpose whatsoever. Each party will certify to the other, within thirty (30) days after any such termination, expiration, or non-renewal of this Agreement, that it has complied with this
         Section 15(b)(ii), and, upon request by the other party, will provide reasonable evidence of such compliance.

(c) Neither party in exercising its rights to terminate this Agreement in accordance with the terms and conditions hereof shall incur any liability whatsoever for any damage, loss or expense of any kind suffered or incurred by the other (or for any compensation to the other) arising from or incident to any such termination (except if such termination is for a material breach of this Agreement), expiration or non-renewal, whether or not the terminating party is aware of any such damage loss or expense. Any termination hereof shall not impair any rights nor discharge any obligations which have accrued to the parties as of the effective date of such termination.

16.      Indemnification; Insurance.

(a) Supplier's Indemnification. Supplier shall indemnify, defend and hold Customer, its affiliates, and their respective officers, directors, employees and agents (each, a "Supplier Indemnified Party"), harmless from and against any and all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties, reasonable attorneys' fees, costs of investigation and any legal or other expenses or costs ("Losses") incurred or suffered by any Supplier Indemnified Party arising out of, in connection with or resulting from any claim, allegation or judgment as to: (i) any third party product liability claim resulting from a manufacturing defect in any Supplied Product, (ii) any violation or infringement by Supplier upon any common law or statutory intellectual property rights of any third party that arises from or relates to Supplier Intellectual Property, or (iii) any inaccuracy or breach in any of Supplier's representations and warranties under this Agreement; provided, however, that Supplier shall have no obligation to indemnify Customer for any Losses to the extent such Losses are caused by any negligent or willful act or omission of Customer. The rights of Customer and obligations of Supplier relating to any failure of any Supplied Product to comply with the Product Warranty set forth in
         Section 7(g) above are described in the Maintenance and Service Agreement and in Section 7(i) above and nothing in this Section 16(a) will apply to or affect such rights and obligations.

(b) Customer's Indemnification. Customer agrees to indemnify, defend and hold harmless Supplier, its affiliates, and their respective officers, directors, employees and agents (each, a "Customer Indemnified Party") from and against any and all Losses (as defined in Section 16(a) above) incurred or suffered by any Customer Indemnified Party arising out of, in connection with or resulting from any claim, allegation or judgment as to: (i) any third party product liability claim relating to an Supplied Product other than any such claim that is based upon a manufacturing defect, (ii) any violation or infringement by Customer upon any common law or statutory intellectual property rights of any third party that arises from or relates to Customer Intellectual Property, or (iii) any inaccuracy or breach in any of Customer's representations and warranties under this Agreement; provided, however, that Customer shall have no obligation to indemnify Supplier for any Losses to the extent such Losses are caused by any negligent or willful act or omission of Supplier. Further, with respect to rights of Supplier under Section 16(b)(ii) above, Customer shall provide, at its own cost, non-infringing replacements for the infringing portions of Customer Intellectual Property of equivalent quality and effect, or obtain at its own cost the necessary licenses from third parties to allow Supplier to continue to manufacture and supply the Supplied Products as contemplated by the parties under this Agreement.

(c)      Indemnification Procedure for Matters Involving Third Parties.

(i) If any third party notifies any party hereto (the "Indemnified Party") with respect to any matter (a "Third Party Claim") which may give rise to a claim for indemnification against the other party hereto (the "Indemnifying Party") under Section 16(a) or 16(b) (as applicable), then the Indemnified Party shall promptly notify the Indemnifying Party thereof in writing; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any obligation hereunder unless (and then solely to the extent) that the Indemnifying Party is prejudiced thereby.

(ii) Any Indemnifying Party will have the obligation to assume the defense of the Third Party Claim with counsel of its choice reasonably satisfactory to the Indemnified Party at any time within 15 days after the Indemnified Party has given notice of the Third Party Claim; provided, however, that the Indemnifying Party must conduct the defense of the Third Party Claim actively and diligently thereafter in order to preserve its rights in this regard; and provided further that the Indemnified Party may retain separate co-counsel at its sole cost and expense and participate in the defense of the Third Party Claim.

(iii) So long as the Indemnifying Party has assumed and is conducting the defense of the Third Party Claim in accordance with Section 16(c)(ii) above, (A) the Indemnifying Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnified Party (which shall not be unreasonably withheld) unless the judgment or proposed settlement involves only the payment of money damages by one or more of the Indemnifying Parties and does not impose an injunction or other equitable relief upon the Indemnified Party and (B) the Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnifying Party (which shall not be unreasonably withheld).

(iv) If the Indemnifying Party does not assume and conduct the defense of the Third Party Claim in accordance with Section 16(c)(ii) above, however, (A) the Indemnified Party may defend against, and consent to the entry of any judgment or enter into any settlement with respect to, the Third Party Claim in any manner it reasonably may deem appropriate (and the Indemnified Party need not consult with, or obtain any consent from, any Indemnifying Party in connection therewith) and (B) the Indemnifying Party will remain responsible to indemnify the Indemnified Party under Section 16(a) or 16(b) (as applicable).

(d) Indemnification Procedure for Matters not Involving Third Parties. A claim for indemnification for any matter not involving a third-party claim may be asserted by notice to the party from whom indemnification is sought.

(e)      Insurance.

(i) Supplier shall maintain in full force and effect throughout the Term, at its sole cost and expense, insurance with financially sound and established reputable insurers of the type and quantity (and with such risk retention) generally maintained by the companies of established repute in Supplier's line of business, such insurance to include, without limitation, products liability insurance and general liability insurance each, in an amount no less than ten million U.S. dollars (U.S. $10,000,000.00) per occurrence. Supplier shall upon request provide Customer with a copy of any documentation relating to any such insurances. Supplier shall have Customer named as an additional insured beneficiary, with Customer able to claim thereunder as primary beneficiary and without offset or deduction whatsoever as a result of any insurance obtained by Customer, and shall contain a waiver of subrogation by the respective insurance carrier against Customer's and its affiliates' insurance carrier, with respect to Supplier's obligations under this Agreement.

(ii) Customer shall maintain in full force and effect throughout the Term, at its sole cost and expense, insurance with financially sound and established reputable insurers of the type and quantity (and with such risk retention) generally maintained by the companies of established repute in Customer's line of business, such insurance to include, without limitation, products liability insurance and general liability insurance each, in an amount no less than ten million U.S. dollars (U.S. $10,000,000.00) per occurrence. Customer shall upon request provide Supplier with a copy of any documentation relating to any such insurances. Customer shall have Supplier named as an additional insured beneficiary, with Supplier able to claim thereunder as primary beneficiary and without offset or deduction whatsoever as a result of any insurance obtained by Supplier, and shall contain a waiver of subrogation by the respective insurance carrier against Supplier's and its affiliates' insurance carrier, with respect to Customer's obligations under this Agreement.

(f) Limitations on Supplier's Liability. SUPPLIER'S MAXIMUM LIABILITY TO CUSTOMER, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY CUSTOMER UNDER THIS AGREEMENT (OTHER THAN CLAIM(S) FOR INDEMNIFICATION FOR PRODUCT LIABILITY CLAIM(S) BY A THIRD PARTY) SHALL IN NO EVENT EXCEED $1,000,000; PROVIDED, HOWEVER, THAT SUPPLIER'S MAXIMUM LIABILITY TO CUSTOMER FOR DAMAGES, IF ANY, RELATING TO CLAIM(S) MADE BY CUSTOMER THAT ARISE OUT OF THE SAME FACTS AND CIRCUMSTANCES, WHETHER SUCH CLAIM(S) ARE MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS, SHALL IN NO EVENT EXCEED $1,000,000. SUPPLIER'S MAXIMUM LIABILITY TO CUSTOMER, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY CUSTOMER FOR INDEMNIFICATION FOR A PRODUCT LIABILITY CLAIM BY A THIRD PARTY SHALL IN NO EVENT EXCEED THE AMOUNT OF THE INSURANCE PROCEEDS AVAILABLE TO SUPPLIER WITH RESPECT TO SUCH CLAIM, WHETHER SUCH CLAIM IS MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS.

(g) Limitations on Customer's Liability. CUSTOMER'S MAXIMUM LIABILITY TO SUPPLIER, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY SUPPLIER UNDER THIS AGREEMENT (OTHER THAN CLAIM(S) FOR INDEMNIFICATION FOR PRODUCT LIABILITY CLAIM(S) BY A THIRD PARTY) SHALL IN NO EVENT EXCEED $1,000,000; PROVIDED, HOWEVER, THAT CUSTOMER'S MAXIMUM LIABILITY TO SUPPLIER FOR DAMAGES, IF ANY, RELATING TO CLAIM(S) MADE BY SUPPLIER THAT ARISE OUT OF THE SAME FACTS AND CIRCUMSTANCES, WHETHER SUCH CLAIM(S) ARE MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS, SHALL IN NO EVENT EXCEED $1,000,000. CUSTOMER'S MAXIMUM LIABILITY TO SUPPLIER, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY SUPPLIER FOR INDEMNIFICATION FOR A PRODUCT LIABILITY CLAIM BY A THIRD PARTY SHALL IN NO EVENT EXCEED THE AMOUNT OF THE INSURANCE PROCEEDS AVAILABLE TO CUSTOMER WITH RESPECT TO SUCH CLAIM, WHETHER SUCH CLAIM IS MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS.

(h) No Consequential Damages. IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER FOR INCIDENTAL OR CONSEQUENTIAL DAMAGES OF ANY KIND, EVEN IF THE BREACHING PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES IN ADVANCE. The parties intend this limitation in this Section 16(h) to apply to the following events, among other events: (i) any claim for consequential damages suffered by the non-breaching party (as opposed to any third party) arising out of any claim by a third party for either product liability or infringement of intellectual property ,
         (ii) any breach by either party of its representations under this agreement, (iii) any non-performance or mal-performance by either party under this Agreement, or (iv) the termination or expiration of this Agreement by either party. Such incidental or consequential damages shall include, but shall not be limited to, loss of goodwill, loss of prospective profits, loss of revenue, or damages on account of any investment, expenditure, or commitment that is made by either party in reliance upon this Agreement. This limitation in this Section 16(h) is not intended by the parties to prevent Customer, for example, from recovering from Supplier, in an indemnification claim made under
         Section 16(a)(i), the full amount that it has been required to pay to a third party in connection with a product liability claim brought by such third party against Customer, including such incidental or consequential damages as may be allowed by law under that claim by that third party. This limitation in this Section 16(h) is, nevertheless, intended to prevent the non-breaching party from receiving from the breaching party, in an indemnification claim under Section 16(a) or 16(b), incidental or consequential losses or damages that have been incurred by the non-breaching party (as opposed to any third party), such as lost profits, that may arise from or relate to any event under this Agreement.

17.      Failure to Supply.

                  (a) Failure to Fulfill a Call-Off. If, at any time after the first anniversary of the Effective Date, Supplier fails to supply Supplied Products to Customer in accordance with any call-off made under the terms and conditions of this Agreement (a "Call-Off Breach"), then (i) Supplier will have a period of one (1) year within which to cure that Call-Off Breach in the manner described in this Section 17, and (ii) Customer will have such additional rights as provided in this Section 17. The date of the Call-Off Breach shall be the last day on which Supplier could have fulfilled the call-off on a timely basis under the other terms and conditions of this Agreement other than those in this
Section 17.

                  (b) Determination of Customer Demand Requirements. On or before the thirtieth (30th) day following a Call-Off Breach, Customer shall (i) have made a reasonable, good faith determination of Customer's anticipated demand from its customers for the particular Supplied Product that was the subject of that particular Call-Off Breach (the "Customer Demand"), and (ii) have notified Supplier in writing of Customer's determination of the Customer Demand. Such determination shall be based on Customer's existing back orders for such Supplied Product calling for delivery within eighty-one (81) days after the Call-Off Breach. Upon the request of Supplier, Customer will provide Supplier with reasonable evidence of such back orders.

                           (i) If Customer reasonably determines in good faith that Customer could meet its Customer Demand for such Supplied Product either (A) out of its own inventory of such product, and/or (B) by receiving from Supplier some lesser number of such product than was called for by the relevant call-off, then Customer will waive in writing that portion of the quantity of the relevant call-off that exceeds the Customer Demand.

                           (ii) If Customer reasonably determines in good faith that Customer cannot meet its Customer Demand for such Supplied Product either (A) out of its own inventory of such product, and/or (B) by receiving from Supplier some lesser number of such product than was called for by the relevant call-off, then no portion of the quantity order under the relevant call-off will be waived.

                  (c) Effect of Continuing Call-Off Breach on Manufacture and Supply of Supplied Pumps. Subject to Supplier's right to cure any Call-Off Breach as provided in this Section 18, Supplier shall have the following rights:

                           (i) If, as of the end of the sixtieth (60th) day after a Call-Off Breach, Supplier has been unable to cure the Call-Off Breach by supplying the quantities of products necessary to fulfill the relevant call-off (as modified by any waiver of any portion of that call-off pursuant to Section 17(b) above), then, during the ensuing fifteen (15) days, Customer may choose to invoke the "Non-Exclusivity Remedy" (defined below) by providing written notice to Supplier. If Customer elects this remedy, it shall become effective immediately upon such notice. If, as of the end of one (1) year after the Call-Off Breach, Supplier has been unable to cure the Call-Off Breach, as provided in Section 18(d)(iii) below, Customer may choose to invoke the "Termination Remedy" (defined below) by providing written notice to Supplier.

                           (ii) Under the "Non-Exclusivity Remedy," if invoked pursuant to subsection 17(c)(i) above, those terms of this Agreement applicable to the manufacture and supply of the Supplied Products, including but not limited to the appointment of Supplier as the exclusive manufacturer of such products and the Minimum Purchase Commitment for such Supplied Products, will be suspended. Upon such suspension, Customer will be allowed to sell and/or place within the Territory clinical nutrition pumps that it obtains from sources other than Supplier, notwithstanding the limitations imposed by Section 5(c) above or elsewhere in this Agreement. This non-exclusivity shall last until (i) this Agreement terminates under any of the provisions of
         Section 15(a) above or subsection 17(c)(iii) below (as applicable) or
         (ii) Supplier cures the Call-Off Breach as permitted under Section 17(d). Upon a termination of this Non-Exclusivity Remedy pursuant to subsection 17(d)(ii) below, Customer may continue to obtain clinical nutrition pumps from sources other than Supplier for a reasonable time thereafter, which period shall not exceed sixty (60) days from the date the Non-Exclusivity Remedy is so terminated. Thereafter, Supplier will once again be the exclusive manufacturer of the Supplied Products under this Agreement.

                           (iii) Under the "Termination Remedy," if Supplier fails to cure a Call-Off Breach within one (1) year from the date of such breach (as provided in this Section 17), then, notwithstanding any prior election of remedy by Customer as permitted above, Customer may upon written notice to Supplier terminate this Agreement immediately upon lapse of such one-year period.

                  (d) Means of Cure. Supplier may cure any Call-Off Breach under any of the following alternative means of cure, in which event the Call-Off Breach shall be deemed cured for all purposes, and Supplier's right to the Non-Exclusivity Remedy or the Termination Remedy, as applicable, shall terminate:

                           (i) Supplier may cure a Call-Off Breach if, at any time on or before the end of the sixtieth (60th) day following the Call-Off Breach, Supplier delivers to Customer that number of Supplied Products identified by Customer in its determination of Customer Demand.

                           (ii) Supplier may cure a Call-Off Breach if, any time after the sixtieth (60th) day following the Call-Off Breach, but on or before the end of the one-hundred and twentieth (120th) day following the Call-Off Breach, Supplier provides reasonable evidence and certifies in writing to Customer that Supplier has made a good-faith, reasonable determination that Supplier is again capable of producing the Supplied Products at the forecasted levels that were in effect as of the date of the applicable Call-Off Breach.

                           (iii) Supplier may cure a Call-Off Breach if, at any time after the one-hundred and twentieth (120th) day following the Call-Off Breach, but on or before the end of the date one (1) year following the Call-Off Breach, Supplier (A) provides reasonable evidence and certifies in writing to Customer that Supplier has made a good-faith, reasonable determination that Supplier is again capable of producing the Supplied Products at the forecasted levels that were in effect as of the date of the applicable Call-Off Breach, and (B) obtains a release of Customer from all future liabilities and obligations of any kind or nature arising under Replacement Contracts (defined below) from the date that Supplier cures the Call-Off Breach pursuant to Section 17(d). "Replacement Contracts" means such contract(s) as Customer reasonably enters into with one or more third parties in order to obtain the products necessary to replace the Supplied Products not provided by Supplier (A) that may always be terminated by Customer without penalty upon no more than one (1) year's notice, and (B) that require Customer to purchase quantities of the applicable Supplied Products that do not exceed Customer's reasonable forecasts for such products during the period of the contract. Customer agrees to cooperate with Supplier in Supplier's efforts to obtain such releases.

                  (e) Failure to Fulfill a Call-Off due to Supply Chain Failure. Notwithstanding the foregoing, no Call-Off Breach shall be deemed to have occurred if Supplier's inability to timely fulfill a call-off is due to Supplier's inability to obtain from its suppliers a sufficient supply of materials, components, and/or subassemblies for the Supplied Products (such failure being a "Supply Chain Failure"). In such instance, those terms of this Agreement applicable to the manufacture and supply of the Supplied Products for which a Supply Chain Failure has occurred will be suspended. Upon such suspension, Customer will be allowed to sell and/or place within the Territory clinical nutrition pumps and related accessories that it obtains from sources other than Supplier, notwithstanding the limitations imposed by Section 5(c) above or elsewhere in this Agreement. This non-exclusivity shall last until (i) this Agreement terminates under any of the provisions of Section 15(a) above or
(ii) Supplier cures the Supply Chain Failure as permitted under Section 17(f). Upon a termination of this suspension pursuant to subsection 17(f)(ii) below, Customer may continue to obtain clinical nutrition pumps from sources other than Supplier for a reasonable time thereafter, which period shall not exceed sixty
(60) days from the date the suspension of exclusivity provided under this
Section 17(e) terminates. Thereafter, Supplier will once again be the exclusive manufacturer of the Supplied Products under this Agreement.

                  (f) Means of Cure of Supply Chain Failure. Supplier may cure any Supply Chain Failure under any of the following alternative means of cure:

                           (i) Supplier may cure a Supply Chain Failure if, at any time on or before the end of the sixtieth (60th) day following the Supply Chain Failure, Supplier delivers to Customer that number of Supplied Products identified by Customer in its determination of Customer Demand.

                           (ii) Supplier may cure a Supply Chain Failure if, any time after the sixtieth (60th) day following the Supply Chain Failure, but on or before the end of the one-hundred and twentieth (120th) day following the Supply Chain Failure, Supplier provides reasonable evidence and certifies in writing to Customer that Supplier has made a good-faith, reasonable determination that Supplier is again capable of producing the Supplied Products at the forecasted levels that were in effect as of the date of the applicable Supply Chain Failure.

                           (iii) Supplier may cure a Supply Chain Failure if, at any time after the one-hundred and twentieth (120th) day following the Supply Chain Failure, but on or before the end of the date one (1) year following the Supply Chain Failure, Supplier (A) provides reasonable evidence and certifies in writing to Customer that Supplier has made a good-faith, reasonable determination that Supplier is again capable of producing the Supplied Products at the forecasted levels that were in effect as of the date of the applicable Supply Chain Failure, and (B) obtains a release of Customer from all future liabilities and obligations of any kind or nature arising under Replacement Contracts (as defined in Section 17(d)(iii) above) from the date that Supplier proposes to cure the Supply Chain Failure.

18. Recall and Regulatory Obligations.

(a) Product Recalls. Customer will conduct (with the reasonable cooperation of Supplier) and pay the costs and expenses associated with any mandatory recall of any Supplied Products required by any governmental agency; provided, however, that Supplier will pay all such costs if the recall is due to a manufacturing defect. In addition, Supplier will conduct (with the reasonable cooperation of Customer) and pay the costs and expenses associated with any voluntary recall of any Supplied Product that Supplier reasonably approves based on a manufacturing defect that results in (i) safety risks to users of such Supplied Product, (ii) failure of such Supplied Product to meet the Product Specifications applicable to that Supplied Product, or (iii) failure to conform to any of the standards and specifications set forth in Section 6(a)(i). Customer has the sole authority to unilaterally recall any Supplied Products due to other reasons, but in such event will both conduct the recall (with the reasonable cooperation of Supplier) and pay all costs and expenses associated with such recall.

(b) Regulatory Compliance. Customer shall be responsible, at its own expense for complying with all applicable national, state, regional and local laws and regulations in performing its duties hereunder and in any of its dealings with respect to the Supplied Products, including all regulatory activities necessary to maintain the Supplied Products' CE Mark and other regulatory approvals applicable to the Supplied Products.

19. Survival. Any provision of this Agreement which contemplates performance or the existence of rights or obligations after the expiration, non-renewal, or termination of this Agreement shall expressly survive such expiration, non-renewal, or termination of this Agreement and shall be binding upon the party or parties obligated thereby in accordance with the terms of this Agreement, subject to any limitations expressly set forth in this Agreement.

20. Amendment or Waiver. This Agreement cannot be changed orally, and no modification of this Agreement shall be recognized nor have any effect, unless the writing in which it is set forth is signed by Customer and Supplier, nor shall any waiver of any of the provisions of this Agreement be effective unless in writing and signed by the party to be charged therewith. The failure of either party to enforce, at any time or for any period of time, the provisions hereof, or the failure of either party to exercise any option herein shall not be construed as a waiver of such provision or option and shall in no way affect that party's right to enforce such provisions or exercise such option. No waiver of any provision hereof shall be deemed a waiver of any succeeding breach of the same or any other provisions of this Agreement.

21. Dispute Resolution; Governing Law; Injunctive Relief.

(a) Negotiations. The parties agree that they will attempt in good faith to resolve any controversy, claim, dispute or question between them arising out of or relating to this Agreement, including the construction or application of this Agreement, promptly by negotiations between the parties, beginning with discussions between the Designated Representatives. If a controversy or claim should arise, the Designated Representatives of the parties, as well as other appropriate representatives, will meet at least once and will attempt to resolve the matter. Either of the Designated Representatives may request the other to meet within fourteen (14) days, at a mutually agreed time and place.

(b) Mediation. If the matter has not been resolved within thirty (30) days of this meeting, the controversy or claim shall be submitted to non-binding mediation by a mediator chosen from names of mediators furnished by JAMS or American Arbitration Association. The mediation shall occur in New York City, New York, U.S.A.

(c) Litigation. In the event that differences concerning matters covered by this Agreement arise that are not resolved by mutual agreement via negotiations or mediation as described above, the parties agree that any action or proceeding arising out of or relating to this Agreement shall be heard and decided by a non-jury bench trial in New York City, New York, U.S.A. Each party hereto irrevocably submits to the jurisdiction of the appropriate state court covering New York City, New York, U.S.A., and each party hereby irrevocably agrees that all claims in respect of any such action or proceeding must be brought and/or defended in such court; provided, however, that matters which are under the exclusive jurisdiction of the Federal courts shall be brought in the Federal District Court covering New York City, New York, U.S.A.

(d) Governing Law. The provisions of this Agreement shall be governed by and construed in accordance with the laws of the State of New York, U.S.A. (excluding any conflict of law rule or principle that would refer to the laws of another jurisdiction and the U.N. Convention on Contracts for the International Sales of Goods). EACH PARTY HERETO HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVES, TO THE FULLEST EXTENT IT MAY LEGALLY AND EFFECTIVELY DO SO, TRIAL BY JURY IN ANY SUIT, ACTION OR PROCEEDING ARISING HEREUNDER.

(e) Injunctive Relief. Each of the parties acknowledge and agree that the other parties will be damaged irreparably if certain provisions of this Agreement (specifically including the obligations of confidentiality set forth in Section 14 herein) are not performed in accordance with their specific terms or otherwise are breached. Accordingly, notwithstanding any other provision in this Agreement the damaged party shall have the right to pursue a claim for injunctive relief, damages and attorneys' fees in any court of competent jurisdiction for the other party's breach of any covenant, agreement or obligation, in addition to any other relief available to them under this Agreement or under applicable law.

(f) Fees. The parties shall equally split the fees of any mediation, but in any arbitration or permissible legal proceedings, the prevailing party shall be entitled to reasonable attorneys' fees, costs and other disbursements in addition to any other relief to which such party may be entitled.

22. Counterparts. This Agreement may be executed in multiple counterparts, which taken together shall constitute one instrument and each of which shall be considered an original for all purposes.

23. Notices. Any and all notices permitted or required to be given hereunder shall be deemed duly given: (i) upon actual delivery, if delivery is by hand;
(ii) upon delivery by overnight express courier (i.e. DHL or FedEx); or (iii) upon facsimile transmission, so long as the original is then sent by overnight express courier delivery. Each such notice shall be sent to the respective party at the address indicated below:


         If to ZEVEX:                       ZEVEX International Inc.
                                            4314 ZEVEX Park Lane
                                            Salt Lake City, Utah  84123
                                            Attn: Chairman and CEO
                                            Fax: (801) 264-1051
                                            with a copy to the CFO
                                            at the same address.

         If to Numico:                      Numico Trading B.V.
                                            Numico Beech Avenue 54-80
                                            1119 PW Schiphol-Rijk
                                            The Netherlands
                                            Attn:  Luc Volatier, V.P. of
                                                   Purchasing Worldwide
                                            Fax: 31206586159

         If to Nutricia:                    c/o Nutricia International B.V.
                                            Numico Beech Avenue 54-80
                                            1119 PW Schiphol-Rijk
                                            The Netherlands
                                            Attn: Rob Heutink, V.P.
                                                  Manufacturing and Supply,
                                                  Emerging Markets
                                            Fax: 31206586884

or such other address or facsimile number as any of the persons designated above may have specified in a notice or communication duly given to the other designated person as provided herein.

24. Binding Effect; Non-Assignability. This Agreement shall be binding upon and enforceable against the parties hereto and their respective successors and permitted assigns. Neither party shall assign or subcontract (except as expressly allowed hereunder) its rights and obligations under this Agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld; provided, however, that either party may assign this Agreement to an affiliate of such party.

25. Relationship of the Parties. The parties are and at all times shall be deemed to be independent contractors and shall be wholly responsible for the goods supplied and services performed under this Agreement. Nothing contained herein shall be construed as creating the relationship of employer/employee or principal/agent. Each party shall assume full responsibility for the actions of its employees as related to the party's obligations under this Agreement. Neither party to this agreement is hereby constituted an agent of the other for any purpose and neither party has the authority to assume or create any obligation, or to make any representation, warranty or guarantee for the other, except as expressly granted or made in this agreement.

26. Force Majeure. Neither party shall be responsible or liable for any default in performance of this Agreement arising directly or indirectly from any cause beyond such party's control, including fire, flood, earthquake, acts of God, war (declared or undeclared), enemy action, embargo, strike, governmental order, proclamation or regulation, accident, explosion, riot, insurrection, or expropriation of the property by government authority (each such event a "Force Majeure Event"). If a Force Majeure Event occurs, the parties will exert reasonable efforts (including, without limitation, utilizing, as and where appropriate, the contingency plan developed by the parties pursuant to Section 4(b) above) to mitigate the impact of such Force Majeure Event on the business arrangements of the parties set forth in this Agreement and to otherwise carry out the intent and accomplish the objectives of this Agreement.

27. Exhibits and Schedules. Any exhibit or schedule attached hereto is made a part hereof and is fully incorporated herein by reference.

28. Entire Agreement. This Agreement contains the sole and complete understanding of the parties related to its subject matter, and supersedes all oral or written agreements concerning this subject matter made prior to the date of this Agreement.

29. Remedies Not Exclusive. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy will be cumulative and will be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. The election of any one or more remedies will not constitute a waiver of the right to pursue other available remedies.

30. Partial Invalidity. If any provision of this Agreement is adjudged to be invalid, illegal, or unenforceable, the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired, and the parties shall use their best efforts to substitute a valid, legal, and enforceable provision which, insofar as practical, implements the purposes of this Agreement.

31. Language; Interpretation. The language controlling the construction and interpretation of this Agreement shall be English. Section headings are included solely for convenience and shall not constitute a part hereof. Unless the context otherwise requires, words importing the singular shall be deemed to import the plural and vice versa.

32. Third Party Beneficiaries. No person or entity shall be a third-party beneficiary of this Agreement, except that Supplier acknowledges and agrees that its obligations under the Product Warranty set forth in Section 7(g) above shall be deemed as commitments to all affiliates of Customer as third-party beneficiaries.

33. Media Relations. Each of Customer and Supplier agree that during the Term each will not, and will cause its affiliates not to, disparage each other or release commercially sensitive information about each other in any oral, written, or electronic public statements (including without limitation in any securities filing with the U.S. Securities and Exchange Commission) concerning any matters relating to or arising from this Agreement.

         IN WITNESS WHEREOF, the parties enter into this Agreement effective as of the Effective Date.



         ZEVEX INTERNATIONAL, INC.



         By:
            --------------------------------------------------

         Name:
              ------------------------------------------------

         Title:
               -----------------------------------------------



         NUTRICIA INTERNATIONAL, B.V.



         By:
            --------------------------------------------------

         Name:
              ------------------------------------------------

         Title:
               -----------------------------------------------



         NUMICO TRADING B.V.



         By:
            --------------------------------------------------

         Name:
              ------------------------------------------------

         Title:
               -----------------------------------------------

                                    EXHIBIT A

                                 PRODUCT PRICES



Initial Product Price for Flocare 800 Pump. The Initial Product Price for the Flocare 800 Pump will be calculated using the following formula:

[***]

Labor hours may not exceed [***] per pump.

                                    EXHIBIT B

                         MAXIMUM MONTHLY PRODUCT AMOUNT



The Maximum Monthly Product Amount for the Flocare 800 Pump is [***] units.

                                    EXHIBIT C

                           MINIMUM PURCHASE COMMITMENT



The Minimum Purchase Commitment for Flocare 800 Pumps is [***] units.

                                    EXHIBIT D

                             PRODUCT SPECIFICATIONS

The Product Specifications for the Flocare 800 are documented in Nutricia Medical Devices Device Master Record, document number [***].

                                    EXHIBIT E

                    ADJUSTMENT OF MINIMUM PURCHASE COMMITMENT



The minimum annual purchase commitment for Flocare [***] Pumps under the [***] Pump Agreement is [***] units.

              CONFIDENTIAL INFORMATION OF ZEVEX International, Inc.

[*Confidential treatment has been requested as to certain portions of this document. Each such portion, which has been omitted herein and replaced with an asterisk [***], has been filed separately with the Securities and Exchange Commission.]


                                                                  Exhibit 10.32


                        ZEVEX [***] PUMP SUPPLY AGREEMENT


         THIS ZEVEX [***] PUMP SUPPLY AGREEMENT (this "Agreement") is entered into as of July 20, 2004, by and between NUMICO TRADING B.V., a Netherlands corporation with its principal offices at Numico Beech Avenue 54-80, 1119PW, Schiphol-Rijk, The Netherlands ("Numico"), NUTRICIA INTERNATIONAL B.V., a Netherlands corporation with its principal offices at Numico Beech Avenue 54-80, 1119PW, Schiphol-Rijk, The Netherlands ("Nutricia", and, together with Numico, "Customer"), and ZEVEX INTERNATIONAL, INC., a Delaware corporation, with its principal offices at 4314 ZEVEX Park Lane, Salt Lake City, Utah ("Supplier").

                                    RECITALS

         A. Numico and Nutricia are wholly-owned subsidiaries of Royal Numico N.V., a Netherlands corporation ("Royal Numico"), which is a world leader in the manufacturing and marketing of clinical nutrition products and related equipment and accessories.

         B. Nutricia is a world leader in the manufacture and marketing of clinical nutrition products.

         C. Numico specializes in the procurement of raw materials, packaging materials and fully-finished products for use in the Nutricia clinical nutrition business.

         D. Supplier is engaged in the business of developing, manufacturing and marketing clinical nutrition delivery devices and accessories.

         E. The parties desire to enter into a relationship in which Supplier will manufacture and supply to Customer, and Customer will commercialize within the Territory, the [***] Products described herein, in accordance with the terms and conditions of this Agreement.

         F. Supplier has previously developed the ZEVEX [***] Pump, which is considered by both parties to be superior in technology, features, and performance to other pumps currently offered within the Territory, and which has been customized as the "Flocare [***] Pump" at Supplier's expense to meet Customer's needs.

         G. The Flocare [***] Pump manufactured and supplied by Supplier hereunder is intended to be an essential support of Nutricia's marketing of its clinical nutrition products.


                                    AGREEMENT

         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants contained in this Agreement, and for other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Definitions. Capitalized terms not otherwise defined herein shall bear the respective meanings given to them below:

                  "Bankruptcy Event" means that, with respect to an entity, such entity shall (a) make a general assignment for the benefit of creditors or an agent authorized to liquidate its assets, (b) become the subject of bankruptcy or insolvency proceedings or other proceedings for relief under any bankruptcy or other law for the relief of debtors, where, with respect to an involuntary petition in bankruptcy, the petition shall not have been stayed within thirty (30) days, (c) apply to a court for the appointment of a receiver or custodian for substantially all of its assets or properties, with or without consent, and such receiver is not discharged within thirty (30) days after appointment, or (d) adopt a plan of complete liquidation of its assets.

                  "CE Mark" shall mean an indication that a product complies with the essential requirements of applicable directives and that the product has been subject to conformity assessment procedures as provided in the directives.

                  "Change of Control of Customer" means (i) any transaction as a result of which any person or entity becomes the "beneficial owner" (as defined in Rule 13d-3 of the U.S. Securities and Exchange Act of 1934), directly or indirectly, of securities of any of Numico or Nutricia, representing more than 50% of the total voting power of any of their then outstanding voting securities; or (ii) the sale, transfer or other disposition of all or substantially all of the assets of any of Numico or Nutricia; in either case where the new controlling party would materially benefit from a failure of Supplier's business; provided, however, that a transaction shall not constitute a Change of Control if its sole purpose is to change the state of incorporation of Numico or Nutricia (as applicable) or to create a holding company that will be owned in substantially the same proportions by the persons who held the securities of Numico or Nutricia (as applicable) immediately before such transaction.

                  "Change of Control of Supplier" means (i) any transaction as a result of which any person or entity is the "beneficial owner" (as defined in Rule 13d-3 of the U.S. Securities and Exchange Act of 1934), directly or indirectly, of securities of the Supplier representing more than 50% of the total voting power represented by the Supplier's then outstanding voting securities; or (ii) the sale, transfer or other disposition of all or substantially all of Supplier's assets; in either case where the new controlling party would materially benefit from Customer's failure in the clinical nutrition market; provided, however, that a transaction shall not constitute a Change of Control (x) if its sole purpose is to change the state of Supplier's incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held Supplier's securities immediately before such transaction, or (y) if a then current officer or director of Supplier is the new controlling party or is a member of the group or entity that is the new controlling party; provided, however, that the new controlling party would not materially benefit from Customer's failure in the clinical nutrition market.

                  "Commercially Reasonable Efforts" shall mean those efforts that a reasonably prudent business person would make under similar circumstances, including entering into contractual arrangements in appropriate circumstances.

                  "Customer Demand" shall mean Customer's reasonable, good faith determination of Customer's anticipated demand from its customers for a [***] Pump Product that was the subject of a Call-off Breach, an IP Failure, or a Supply Chain Failure.

                  "Customer Intellectual Property" shall mean Customer Funded Product Improvements and Customer Trademarks.

                  "Customer Trademarks" shall have the meaning set forth in
         Section 14(b).

                  "Flocare 800 Pump Manufacturing Agreement" means that certain Flocare 800 Pump Manufacturing Agreement of even date herewith between the parties.

                  "Flocare [***] Pump" shall mean ZEVEX's [***] Pump, as it has been customized for Customer hereunder.

                  "[***] Disposable Set Components License Agreement" means that certain License Agreement for the [***] Disposable Set Components of even date herewith between the parities.

                  "[***] Disposable Set Components Supply Agreement" means that certain [***] Disposable Set Components Supply Agreement of even date herewith between the parities.

                  "[***] Disposable Set Components" means individual components of the [***] Disposable Sets described in Exhibit A.

                  "[***] Disposable Sets" means disposable sets for use with the Flocare [***] Pumps.

                  "[***] Products" shall mean the Flocare [***] Pumps, the [***] Pump Accessories, the [***] Pump Kits, and the [***] Disposable Set Components.

                  "[***] Pump Accessories" means individual accessories to be used with the Flocare [***] Pumps, including AC adapters/chargers, pole clamps, nurse calls, operator's manuals, and carry packs described in Exhibit B; provided, however, that in its discretion Customer may purchase carry packs other than the type manufactured by Supplier for use with [***] Products from other manufacturers or suppliers.

                  "[***] Pump Kit" means one unit each of the Flocare [***] Pump and the charger, pole clamp, and operator's manual for use with that pump, all to be provided as a bundled unit.

                  "[***] Pump License Agreement" means that certain License Agreement for the Flocare [***] Pump of even date herewith between the parties.

                  "[***] Pump Products" means the Flocare [***] Pump, the [***] Pump Accessories and the [***] Pump Kits.

                  "Initial Product Prices" means the prices at which [***] Products shall be sold by Supplier to Customer or its affiliates, which will be calculated and determined in accordance with the formulas and terms set forth in Exhibit C hereto.

                  "Know-How" shall have the meaning given to that term in the [***] Pump License Agreement.

                  "Maintenance and Service Agreement" means that certain Maintenance and Service Agreement of even date herewith between the parties.

                  "Maximum Monthly Product Amount" means the maximum number of units of [***] Pump Kits that Customer may require Supplier to manufacture and supply in a particular month, which shall initially be the amount set forth on Exhibit D, but which may be adjusted pursuant to Section 7(d)(iii)(5) below.

                  "Minimum Purchase Commitment" means the obligation of Customer to purchase in each calendar year during the Term the minimum number of units of [***] Pump Kits set forth on Exhibit E.

                  "Patents" shall have the meaning given to that term in the [***] Pump License Agreement.

                  "Product Specifications" means the technical, manufacturing, and functional specifications for the [***] Products set forth in Exhibit F hereto.

                  "Related Agreements" means the Flocare 800 Pump Manufacturing Agreement, the Disposable Set Components Supply Agreement, the [***] Pump License Agreement, the Disposable Set Components License Agreement, and the Maintenance and Service Agreement.

                  "Supplier's Facility" means Supplier's manufacturing facility located at 4314 ZEVEX Park Lane, Salt Lake City, Utah, 84123.

                  "Supplier Intellectual Property" means the Know-How, and the Patents, as well as (i) the [***] Trademarks, all (ii) copyrights (registered and unregistered) and copyrightable works and registrations and applications for registration thereof, (iii) mask works and registrations and applications for registration thereof, (iv) computer software, data, data bases and documentation thereof, (v) other intellectual property rights and (vi) copies and tangible embodiments thereof (in whatever form or medium) which relate to the [***] Products.

                  "Supplier Trademarks" shall have the same meaning as the term "[***] Trademarks" is given in the [***] Pump License Agreement.

                  "Territory" shall mean the countries designated in the following chart:

         ---------------------------------------------------------- ------------------------------------------------
         Austria, Belgium, Denmark, Finland, France, Germany,        Bulgaria, Czech Republic, Hungary,
         Greece, Ireland, Italy, Latvia, Luxembourg,                 Poland, Russia,
         Switzerland, United Kingdom                                 Slovakia, Ukraine, United Arab
         The Netherlands, Norway, Portugal, Spain, Sweden,           Emirates, Turkey
         ---------------------------------------------------------- ------------------------------------------------
         ---------------------------------------------------------- ------------------------------------------------
         Australia, New Zealand                                     China, Indonesia, Malaysia, Taiwan
         ---------------------------------------------------------- ------------------------------------------------
         ---------------------------------------------------------- ------------------------------------------------
         Argentina, Brazil                                          South Africa
         ---------------------------------------------------------- ------------------------------------------------

                  "ZEVEX [***] Products" means Supplier's [***] Pump, accessories, disposable sets, and disposable set components without the customizations made for Customer hereunder.

2. Effective Date and Term. The term of this Agreement shall begin on July 20, 2004 (the "Effective Date"), and shall thereafter be perpetual (the "Term"); provided that at any time on or after January 1, 2008, either party may give notice to the other of its intention for any reason not to extend the Term of this Agreement, and, if such notice is given, the term of this Agreement shall expire two years from the date of such notice, unless it is earlier terminated pursuant to Section 16 below.

3. Appointment of Supplier. Subject to the other provisions of this Agreement, Customer hereby appoints Supplier, and Supplier hereby accepts such appointment, as the exclusive manufacturer and supplier to Customer of all clinical nutrition delivery pumps and accessories, including the [***] Products, that are or will be commercialized and placed or sold by Customer within the Territory, in accordance with the terms and conditions of this Agreement; provided, however, that the parties acknowledge and agree that the efforts of Customer to phase out the MicroMax Pumps pursuant to Section 5(d)(ii) below will be expressly allowed.

4.       Certain Mutual Obligations.

(a) Development of Start-Up Plan for [***] Products. Within thirty (30) days after the Effective Date, the parties will work together in good faith to develop a plan to prepare to accept orders for the [***] Products within ninety (90) days of the Effective Date.

(b) Development of Contingency Plan. Within 30 days of the Effective Date, the parties will work together in good faith to develop a contingency plan to ensure continuity of supply in the event of adverse actions by Supplier or Supplier's suppliers. This plan will be reviewed and updated at Quarterly Meetings (as defined in Section 7(f)(ii) below).

(c) Notification of Intent to Enter into New Geographical Markets. Supplier will notify Customer if Supplier determines to supply ZEVEX [***] Products into any geographic market other than North America and/or the Territory. Customer will notify Supplier if Customer determines to sell or provide [***] Products into any geographic market other than the Territory. Upon such notification, Supplier will offer Customer the opportunity to increase the Minimum Purchase Commitment in return for adding the contemplated new geographical market to the Territory.

(d) Provision of Certain Financial Information. Throughout the Term of this Agreement, each party will provide its financial information to the other in the same form and at approximately the same time that such information is made available to the public through normal channels of regulatory disclosure (such as disclosure in a 10-K, 10-Q, or 8-K filed with the U.S. Securities and Exchange Commission).

5.       Certain Customer Obligations.

(a) Customer covenants and agrees to use Commercially Reasonable Efforts to ensure that the [***] Products it purchases pursuant to this Agreement will only be placed or sold for use or further resale within the Territory, and that it will have no rights to commercialize, place or sell the [***] Products anywhere outside of the Territory, including, without limitation, in North America.

(b) Customer will execute and file a Declaration of Conformity on [***] Products to establish the CE Mark for the [***] Pump Products in the Territory, establishing Nutricia Medical Devices B.V. (Schiphol Boulevard, 261 1118 BH, Schiphol Airport, The Netherlands), or such other affiliated entity of Customer as Customer may desire, as the legal manufacturer of the [***] Pump Products in the Territory.

(i) If Customer is unable to place and/or sell the [***] Products in any country of the Territory due to the failure to obtain or maintain governmental regulatory approval of such [***] Products, then Customer may obtain from other manufacturers and/or suppliers, and place or sell in that country, clinical nutrition pumps and related accessories with similar functionality to the [***] Products, but only until Customer is allowed to place and/or sell such products in that country.

(c) Subject to the other terms and conditions of this Agreement, Customer will only place or sell in the Territory clinical nutrition pumps and [***] Pump Accessories made from components that it has purchased from Supplier under this Agreement and/or the Flocare 800 Pump Manufacturing Agreement; provided, however, that:

(i) if Customer's ability to place or sell [***] Products into a particular country within the Territory is impeded during any continuous sixty
         (60) day period by infringements or alleged infringements by the Supplier Intellectual Property on the intellectual property of one or more third parties (an "IP Failure"), then Customer may obtain from other manufacturers and/or suppliers, and place or sell in that country in the Territory, clinical nutrition pumps and related accessories with similar functionality to the [***] Products, provided, however, Supplier may cure any IP Failure under any of the following alternative means of cure:

(1) Supplier may cure an IP Failure if, at any time on or before the end of the sixtieth (60th) day following the IP Failure, Supplier delivers to Customer that number of [***] Products identified by Customer in its determination of Customer Demand that do not create an IP Failure.

(2) Supplier may cure an IP Failure if, any time after the sixtieth (60th) day following the IP Failure, but on or before the end of the one-hundred and twentieth (120th) day following the IP Failure, Supplier provides reasonable evidence and certifies in writing to Customer that Supplier has durably resolved the issue that created the IP Failure and is again capable of producing the [***] Products at the forecasted levels that were in effect as of the date of the applicable IP Failure.

(3) Supplier may cure an IP Failure if, at any time after the one-hundred and twentieth (120th) day following the IP Failure, but on or before the end of the date one
         (1) year following the IP Failure, Supplier (A) provides reasonable evidence and certifies in writing to Customer that Supplier has durably resolved the issue that created the IP Failure and is again capable of producing the [***] Products at the forecasted levels that were in effect as of the date of the applicable IP Failure, and (B) obtains a release of Customer from all future liabilities and obligations of any kind or nature arising under Replacement Contracts (as defined in Section 18(d)(iii) below) from the date that Supplier proposes to cure the IP Failure.

(ii) if Customer receives a written request from one of its customers explicitly requiring Customer to provide clinical nutrition pumps other than the Flocare 800 Pump or the Flocare [***] Pump, then Customer may obtain the other clinical nutrition pumps so required from a supplier/manufacturer other than Supplier if Customer promptly provides written notice to Supplier of its intent to do so.

(d)      Purchase Commitment; Transition.

(i)      Minimum  Purchase  Commitment.
         -----------------------------
         Customer agrees to purchase the Minimum Purchase Commitment of the [***] Pump Kits in each calendar year during the Term, beginning January 1, 2005. If Customer fails to purchase the Minimum Purchase Commitment of [***] Pump Kits on or before December 15th of any given calendar year during the Term, then Customer shall pay to Supplier [***] U.S. dollars (US $[***]) in immediately available funds for each [***] Pump Kit by which Customer was short of the Minimum Purchase Commitment for that calendar year. Such fees will be invoiced by Supplier to Customer on or before December 31st of the year to which they apply, and Customer will pay such fees within 90 days of the end of the month in which they are invoiced. If Customer timely pays in full any payment arising under the previous sentence, then such payment will be deemed to fully satisfy Customer's obligations with respect to the Minimum Purchase Commitment of [***] Pump Kits for that calendar year. In that case, Customer's failure to fulfill its Minimum Purchase Commitment of [***] Pump Kits for that calendar year will not thereafter be deemed a breach of this Agreement, and, if it was previously deemed a breach, such breach will be deemed cured by such full and timely payment. The parties acknowledge and agree that other than the $[***] per pump payment described above in this Section 5(d)(i), no royalty payments under the [***] Pump License Agreement or other payments will be due with respect to any shortfall in the Minimum Purchase Commitment. The Minimum Purchase Commitment shall be suspended for the duration of any Call-Off Breach, as defined in Section
         18. In the event the Call-Off Breach is cured by Supplier pursuant to Section 18(d), the Minimum Purchase Commitment shall be reduced on a pro rata basis based upon the length of time the Call-Off Breach existed before Supplier cured the Call-Off Breach pursuant to
         Section 18(d).

(ii)     Adjustment  to Minimum  Purchase  Commitment.
         --------------------------------------------
         In the event that Customer is unable to place and/or sell into any country in the Territory the [***] Pump Kits because such placement or sale would either (A) be prohibited by applicable law or other governmental or regulatory authority, or (B) likely result in a material risk to Customer of claims of infringement of third-party intellectual property rights, Customer may request a reduction in the Minimum Purchase Commitment. To request such reduction, Customer shall provide Supplier with a reasonably detailed written description of the applicable legal prohibition and/or material risk of infringement and evidence of the portion of the Minimum Purchase Requirement that Customer previously documented for the country or countries in question. Supplier and Customer will thereafter cooperate for at least thirty (30) days to negotiate a mutually agreeable level of reduction and the effects, if any, to the prices of the [***] Pump Products. The negotiations will be based on the reduction in the number of [***] Pump Kits needed by Customer due to the legal prohibition and/or material risk of infringement. If such mutual agreement is not reached, the Minimum Purchase Commitment shall remain unchanged. If the Flocare 800 Pump Manufacturing Agreement is terminated by Supplier under
         Section  15(a)(iv)  thereof,  or by  Customer  under  Section  15(a)
         (viii) thereof, the Minimum Purchase Commitment shall be increased by [***] units per calendar year.

(iii)    Phase Out of  MicroMax  Pumps.
         -----------------------------
         Beginning on the Effective Date, Customer will begin phasing out its MicroMax Pumps by immediately terminating marketing efforts for the MicroMax Pumps and reducing the number of accepted orders for MicroMax Pumps. In addition, Customer will exert Commercially Reasonable Efforts to obtain all necessary registrations of the Flocare [***] Pumps in each country within the Territory. The exact timing of the phase out and replacement of the MicroMax Pumps by the Flocare [***] Pumps will depend upon (A) the current stocks of MicroMax Pumps in the market as of the Effective Date of this Agreement, (B) the results of technical validation and market tests relating to the Flocare [***] Pumps, and (C) Supplier's ability to provide sufficient Flocare [***] Pumps to meet Customer orders hereunder, and (D) the bureaucratic registration process in each country in the Territory. In any event, Customer will use Commercially Reasonable Efforts to cease accepting orders for MicroMax Pumps no later than December 31, 2004; provided, however, that if Customer has exerted Commercially Reasonable Efforts to obtain registration of the Flocare [***] Pumps in each country within the Territory but such registration has not been obtained due to bureaucratic processes within any countries within the Territory, then Customer may continuing accepting orders for MicroMax Pumps in any such countries until registration of the Flocare [***] Pumps has been obtained in such countries.

(e) Regulatory Approvals. Customer will use Commercially Reasonable Efforts to obtain regulatory approvals of the [***] Products in each country within the Territory within six (6) months of the Effective Date of this Agreement.

(f) No Re-deployment. Customer will not, directly or indirectly, re-deploy (place or sell) used Flocare [***] Pumps outside the Territory, and this provision shall survive termination of this Agreement.

6.       Certain Supplier Obligations.

(a)      Manufacturing Practices and Standards.

(i)      Compliance  with  Standards  and  Specifications.
         ------------------------------------------------
         Supplier represents and warrants that it has an established standard operating procedure ("SOP") for the manufacture and supply of the [***] Products and that such SOP contains operating standards or procedures that are at least as good as those prevailing in the industry for a comparable supplier. Supplier has designed and will manufacture the [***] Products according to (1) the Product Specifications applicable to the [***] Products, (2) Supplier's SOP, and (3) the standards established by the FDA for current Good Manufacturing Practices, as established by the FDA for current Good Manufacturing Practices, as specified in 21 CFR ss.820 Quality System Regulations; 21 CFR ss.807 Established Registration and Device Listing for Manufacturers of
         Devices; 21 CFR ss.803 Medical Device Reporting; 21 CFR ss.801 Medical Devices Reports of Corrections and Removals; the Federal Food, Drug and Cosmetic Act, as amended; ISO 13485 Medical
         Devices - Quality management systems - Requirements for regulatory purposes; European Council Directive 93/42/EEC of 14 June 1993 concerning medical devices; IEC 601-1, Medical electrical equipment - Part 1: General requirements for safety; and IEC 601-1-2, Medical electrical equipment - Part 1-2: General requirements for safety - Collateral standard: Electromagnetic compatibility - Requirements and tests. This Section 6(a)(i) is not intended to limit Supplier's obligations to indemnify Customer under Section 17(a).

(ii)     Changes in Manufacturing Processes, Materials, or Components.

(1) Changes Initiated by Supplier. During the Term of this Agreement, Supplier shall have the right to make such changes as may be reasonably necessary to incorporate new technology or improve manufacturing processes by providing prior notice to Customer; provided, however, that if such changes (A) modify in any material fashion the [***] Products (as determined by Supplier in its reasonable discretion), or
         (B) change any of the suppliers and/or components listed in Exhibit G, then Supplier shall notify Customer and shall refrain from making any such changes without the prior written consent of Customer, which consent may not be unreasonably withheld.

(2) Changes Initiated by Customer. Customer may propose changes to the Product Specifications or the general manufacturing process from time-to-time by submitting to Supplier a written engineering change request ("ECR"). Changes requested by Customer which are necessary in order to make any [***] Product comply with any of the standards set forth in Section 6(a)(i) or with the laws and regulations of any jurisdiction within the Territory, shall not be considered to be an ECR and shall be made promptly by Supplier at no charge to Customer; provided, that if any such change resulting from the requirements of the laws and regulations of any jurisdiction within the Territory is economically impractical (as determined in Supplier's reasonable discretion), then such change will be considered to be an ECR. With respect to each ECR submitted by Customer, Supplier shall determine and advise Customer in writing if the proposed change is acceptable. No changes to the Product Specifications or significant change to the manufacturing process shall be made without the prior approval of both parties hereto, which shall be evidenced by their signatures on the final ECR. All costs associated with an ECR, including scrapping of existing component inventory or rework costs, shall be borne by Customer and shall be agreed to in writing by the parties prior to implementing any change. Non-urgent ECRs shall be processed by Supplier within ten (10) working days, and acceptance or rejection of the request shall be acknowledged by Supplier within that time. In the event that Customer considers the ECR urgent, notice of such urgency shall be made at the time of request to Supplier, and the parties shall agree on a priority for the ECR. To expedite the implementation of approved, urgent ECRs, it may be necessary for Supplier to use redlined drawings and/or documentation to initiate the change. However, the use of any redlined drawings or documents for manufacturing purposes shall be permitted only upon the written approval of Customer.

(iii) Packaging. Customer will provide Supplier with finished artwork to be used by Supplier in producing the Supplied product packaging which shall be subject, in all cases, to the final approval of Customer.

(b)      Inspection and Documents; Audits.

(i)      Inspections by Customer.
         -----------------------
         Supplier shall permit Customer or its agents, during reasonable business hours and upon at least two weeks advance notice, access to inspect Supplier's facility where the [***] Products are manufactured, handled, stored, or tested, as well as records relating to the manufacture, storage, handling, or testing of the [***] Products. Customer shall conduct such inspection in a manner as to minimize disruption of Supplier's ongoing operations, and Supplier shall reasonably assist Customer with such inspections. Supplier hereby acknowledges and agrees that Customer's right to inspect Supplier's facilities to ensure such compliance does not in any way limit Customer's rights and that any failure by Customer to exercise such right(s) shall not be held against Customer for any reason whatsoever and shall not diminish or constitute a waiver of Supplier's responsibility for the proper performance of its duties and obligations hereunder.

(ii) Inspections by Government Authorities. Supplier shall extend the same inspection privileges set forth in Section 6(b)(i) to agents of the FDA or other governmental authorities as required by law. Supplier shall notify Customer within five (5) working days of any such inspection related to the [***] Products or ZEVEX [***] Products. In addition, Supplier shall provide Customer with copies of any and all inspection reports relating to the manufacture of the [***] Products or ZEVEX [***] Products from the FDA or other relevant governmental authority within five (5) working days of receipt of such reports.

(iii) Documents and Records. Upon request by Customer, Supplier shall furnish Customer with complete and accurate information and copies of documents necessary for Customer to: (A) provide Customer assurance that the [***] Products were manufactured and supplied in accordance with this Agreement and in compliance with applicable Laws, (B) enable Customer to ensure that the [***] Products comply with the labeling claims made for the [***] Products, (C) secure all governmental licenses, registrations or approvals for the [***] Products as required by applicable laws in the Territory, and (D) respond to all governmental inquiries or requests.

(iv) Important Changes or Events. Supplier shall immediately inform Customer of any event or circumstance, including but not limited to, a Change of Control of Supplier, or an adverse change in the financial status of Supplier or its affiliated companies that may directly or indirectly prejudice Supplier's ability to comply with any of its undertakings in this Agreement, and, particularly, that may affect its manufacture and supply of the [***] Products, its capacity to meet the Maximum Monthly Product Amount, or any other matter that materially and adversely affects the ability of Supplier to perform its obligations under this Agreement.

(v) No Waiver. Supplier acknowledges and agrees that Customer shall have the right, upon request, to confirm or verify that Supplier is in compliance with Section 6 hereof including the right to inspect Supplier's facilities pursuant to Section 6(b)(i) hereof to ensure such compliance.

(c) No Conflicts. Supplier exclusively shall manufacture, package, and supply the [***] Products for Customer to sell or place within the Territory in accordance with Customer's specifications and the terms and conditions contained herein. During the term of this Agreement, Supplier will not supply or sell any [***] Products or ZEVEX [***] Products into the Territory, but Supplier may supply or sell or place any of its other clinical nutrition delivery pumps, disposable sets and accessories into the Territory so long as such clinical nutrition delivery pumps do not incorporate Supplier's patented or patent-pending technologies (other than the LifeGuard(R) anti-free flow protection technology and the EnteraLite(R) pole clamp) that are embodied in the ZEVEX [***] Products or the [***] Products.

(d)      Subcontractors; Suppliers and Distributors; Manufacturing Location.

(i) Subcontractors. Supplier shall not subcontract with any third parties for the manufacture of the [***] Products without the prior written approval of Customer, which approval shall not be unreasonably withheld. If such approval is given by Customer, Supplier shall exert Commercially Reasonable Efforts to ensure that such subcontractors (including suppliers and distributors) comply with the necessary manufacturing requirements relating to the manufacture of the [***] Products.

(ii)     Suppliers and Distributors.

(1) Suppliers. Supplier will exert Commercially Reasonable Efforts to assist Customer in gaining access and documentation from any supplier used by Supplier in performing its obligations hereunder. Supplier will exert Commercially Reasonable Efforts to prevent its suppliers from supplying to any party other than Supplier (A) any patented components used in the [***] Products, or (B) any components of the [***] Products that are unique to the [***] Products.

(2) Distributors. Supplier will exert Commercially Reasonable Efforts to prevent its distributors from directly or indirectly selling or placing any ZEVEX [***] Products into the Territory.

(iii) Manufacturing Location. Supplier will manufacture and package the [***] Products at Supplier's Facility.

7.       Ordering, Supplying, and Rejecting [***] Pump Products.

(a) Ordering [***] Products. All [***] Pump Products shall be ordered through written Customer call-offs, as described in Section 7(d), below.

(b) Terms and Conditions. The terms and conditions of this Agreement will apply to each call-off or shipment by Supplier hereunder, regardless of the terms stated on Supplier's invoice. The terms and conditions of Customer's form of purchase order or other business forms will not apply to any order notwithstanding Supplier's acknowledgment or acceptance of such call-off or shipment.

(c) Cancellation of Call-Offs by Supplier. Supplier reserves the right to cancel any call-offs placed by Customer as set forth above, or to refuse or delay shipment thereof, if Customer (i) fails to make any payment when due as provided herein or under the terms of payment set forth in any invoice or otherwise agreed to by Supplier and Customer, or (ii) otherwise fails to comply in all material respects with the terms and conditions of this Agreement and fails to cure such non-compliance within sixty (60) days from the date Supplier notifies Customer of such failure to comply. No such cancellation, refusal or delay will, by itself, be deemed a termination or breach of this Agreement by Supplier.

(d)      Supplying [***] Pump Products.

(i)      Forecasts for [***] Pump Kits.
         -----------------------------
         Customer shall provide Supplier by the tenth (10th) calendar day of each month during the Term a rolling, twelve-month forecast of the number of product units of [***] Pump Kits and [***] Pump Accessories that Customer anticipates that Supplier will be required to ship pursuant to Customer's call-offs in each month of such forecast
         (the "Rolling Forecast"). Supplier shall use the Rolling Forecast to plan capacity and order raw materials and component parts to support forecast projections. The new Rolling Forecast provided in any given month (the "Current Month's Rolling Forecast") may increase or decrease the forecasted shipments by Supplier provided by Customer during the prior month (the "Prior Month's Rolling Forecast"); provided, however, that the Current Month's Rolling Forecast may not (1) revise the forecasted quantities to be shipped for the month in which it is submitted from the forecast for that month contained in the Prior Month's Rolling Forecast, (2) increase by more than thirty percent (30%) the forecasted quantities to be shipped for the next full calendar month after the current month, as compared to the forecasted quantities to be shipped for that month as contained in the Prior Month's Rolling Forecast, or (3) increase by more than one hundred percent (100%) the forecasted quantities to be shipped for the second full calendar month after the current month, as compared to the forecasted quantities to be shipped for that month as contained in the Prior Month's Rolling Forecast.

(ii)     Inventory,  Components, and Raw Materials.
         -----------------------------------------
         Supplier shall maintain sufficient inventory of [***] Products
         (no less than four weeks' anticipated supply) and components to guarantee and minimize Supplier's lead times and to fulfill Customer's call-off requirements on a timely basis, such that the [***] Products will be finished and ready for shipment on, or immediately before, the delivery date as set forth on the related call-off. Supplier shall acquire all raw and packaging materials (e.g., inventory, packaging components, parts, labels, inputs, and other materials necessary for the manufacture, supply, and delivery of [***] Products) solely from manufacturers and suppliers that meet industry standards of acceptability and comply fully with all Laws (as hereinafter defined). Supplier may purchase and maintain up to a six (6) month supply of raw materials and component parts necessary for the manufacture and supply of the [***] Products according to the 12-month forecast. If Supplier so elects, Supplier shall sell to Customer and Customer shall purchase any such raw materials and component parts that are not used by Supplier in accordance with the 12-month forecast referred to in the previous sentence within nine (9) months from the date they are received by Supplier at Supplier's standard cost plus [***]. To assist
         Supplier in determining the need for such items, Customer will use Commercially Reasonable Efforts to apprise Supplier of significant developments, such as market conditions, customer demand, and sales forecasts, which may occur with respect to its business as it relates to its requirements for [***] Products.

(iii)    Call-Offs and Shipment.

(1) Lead Times for Shipment. Subject to the limitations on quantity set forth in Section 7(d)(iii)(2) below, Supplier shall ship the [***] Pump Products that Customer orders by call-off on or before the shipping dates requested by Customer in such call-off; provided, however, that Supplier will not be obligated to ship [***] Pump Products any sooner than two weeks after it receives a call-off for such [***] Pump Products from Customer, regardless of any language to the contrary in such call-off.

(2) Quantities to be Shipped. Supplier will ship ordered quantities of [***] Pump Products in accordance with Customer call-offs, so long as the called-off quantities do not exceed the lesser of (A) 120% of the current month's forecasted requirements (as contained in the most current Rolling Forecast) and (B) the Maximum Monthly Product Amount.

(3) Efforts to Fulfill Customer's Lead Times and Quantity Needs. If called-off quantities and shipment dates for [***] Pump Products do not comply with the quantity or lead-time limitations set forth in Sections 7(d)(iii)(1) and (2) above, Supplier will nonetheless exert Commercially Reasonable Efforts to fulfill such call-offs in as timely a manner as reasonably possible; provided, however, that no penalty for late or partial delivery shall apply to any such call-offs.

(4) Modification and Cancellation of Call-Offs by Customer. The quantity of [***] Pump Products to be shipped pursuant to a call-off may be reduced or cancelled by Customer no less than three (3) days prior to the required shipment date without penalty. If Customer cancels a call-off less than three (3) days prior to the shipment date, Customer shall reimburse all costs reasonably and actually incurred by Supplier in connection with such call-off, but such reimbursement shall never exceed the purchase price of the product units that were cancelled, as referred to in the call-off. Such costs shall be submitted by Supplier to Customer within ten (10) working days after the cancellation. Any such reimbursement shall be determined based on the actual cost of the specific materials required to be purchased, if any, for the canceled call-off if said materials are covered within the scope of the call-off, provided that no alternative use for such materials can be found by mutual agreement of the parties. Customer may increase the quantity of [***] Pump Products ordered pursuant to a particular call-off by up to 20%, without any attendant change to the shipment date, if Customer submits such a request to Supplier in writing and such request is received by Supplier no less than one week prior to the originally requested shipment date.

(5) Changes to Maximum Monthly Product Amount. During each Quarterly Meeting, the parties will review and consider the sufficiency of the Maximum Monthly Product Amount. If the parties mutually agree that an increase in the Maximum Monthly Product Amount is warranted based on the demand for the [***] Pump Products, then the Maximum Monthly Product Amount will thereafter be adjusted upward, effective as of the date mutually agreed by the parties.

(iv) Shipment. All [***] Pump Products purchased by Customer hereunder will be shipped Ex Works (as defined in INCOTERMS 2000, International Chamber of Commerce), at Supplier's Facility. Customer will be responsible for and will pay all shipping, freight and insurance charges associated with the shipping of the products.

(v) Title/Risk of Loss. Title to the [***] Pump Products purchased by Customer and all risk of loss or damage will pass to Customer when the products are delivered to a shipper at Supplier's Facility. Customer shall bear the risk of loss or damage in transit.

(vi)     Partial  Shipments.
         ------------------
         Unless Customer clearly advises Supplier to the contrary in writing, Supplier may make partial shipments on account of Customer's orders, to be separately invoiced and paid for when due; provided however, that if the aggregate price of shipping any called-off shipment is higher than the cost would have been if the entire shipment had been shipped at once, then Supplier will reimburse the Customer for the difference in shipping cost, and provided further that all such partial shipments are received by the date on which the total shipment is due under the applicable call-off. Failure to ship all shipments required under a call-off shall constitute a Call-Off Breach under Section 18. Delay in delivery of any shipment shall not relieve Customer of its obligation to accept the remaining deliveries.

(vii)    Failure to Fulfill Call-Off.

(1)      Notice.
         ------
                  Supplier will notify Customer immediately, of any real or anticipated delays that could impact the supply of [***] Pump Products or the ability of Supplier to fulfill its obligations under this Agreement including, but not limited to, component supply or labor shortages, or events which involve health, safety, building code, or regulatory issues or violations. Supplier shall, in the event of lost production time for any reason, except through the fault of Customer, give Customer first priority from among Supplier's other customers in making up production schedules.

(2)      Effect.
         ------
                  Without prejudice to any other rights of Customer under this Agreement, if Supplier is unable to fulfill any Customer call-off with respect to [***] Pump Products as to quantity or time of shipment (assuming the applicable lead times and quantity limitations are satisfied), then Supplier will be subject to a penalty with respect to the relevant call-off of 0.5% of the invoice price of that portion of the call-off that is actually late in shipment for every business day that the shipment date of the [***] Pump Products ordered pursuant to that call-off is late; provided, however, that the aggregate penalty under this section for late shipment with respect to any call-off will be capped at 20% of the total purchase price for such portion of the call-off. In any event, the penalties set forth herein will apply only to call-offs and/or portions of call-offs representing quantities of the original call-off up to the applicable Maximum Monthly Product Amounts for [***] Pump Kits ordered during any calendar month during the Term (i.e., no penalty under this section will apply to call-offs or portions of call-offs during a calendar month that exceed the applicable Maximum Monthly Product Amount for the [***] Pump Kits).

(e)      Rejecting Nonconforming [***] Pump Products.

(i)      Defective  [***] Pump Products.
         ------------------------------
         Customer will have no obligation to inspect incoming shipments of [***] Pump Products received from Supplier. However, if after receiving a shipment of [***] Pump Products, Customer reasonably determines that any [***] Pump Product or an entire lot of [***] Pump Products delivered by Supplier fails to meet the Product Specifications, and/or any other requirements and other specifications established or agreed to from time to time by Customer, and/or any other terms and conditions of this Agreement (the "Defective Products"), Customer shall notify Supplier after discovery of the defect. All Defective Products, other than any Defective Products (or any portions thereof)retained by Customer for testing, evaluating or sampling, shall, at Customer's option, but not earlier than five (5) business days after notification to Supplier by Customer in writing, be returned to Supplier, at Supplier's expense, after Customer has obtained a return merchandise authorization number from Supplier for such products. Supplier shall promptly repair or replace, at Supplier's sole discretion, all Defective Products returned to Supplier. If Supplier receives any written notice of Defective Products, Supplier shall, at Supplier's expense, ship replacement or repaired [***] Pump Products to the destination designated by Customer as soon as reasonably possible after receipt of such notice, provided that Supplier shall use its best efforts to make any such shipment ready for shipment within five (5) business days after receiving returned Defective Products. In the event that Supplier fails to do so, Customer may treat such failure as a Call-Off Breach pursuant to Section 18. Notwithstanding the foregoing, neither Customer's failure to discover Defective Products nor any of the provisions set forth herein for dealing with Defective Products shall prejudice or affect Customer's other rights or remedies under this Agreement or under applicable Law (as hereinafter defined), including Customer's rights to have Defective Products repaired or replaced under the Product Warranties set forth in this Agreement.

(ii)     Shortfall.  A
         ---------
         "Shortfall" shall occur if Customer reasonably determines that there is either (A) a shortfall in the quantity of [***] Pump
         Products  delivered  by Supplier  pursuant to a call-off,  and/or
         (B) any shipment of [***] Pump Products delivered by Supplier pursuant to a call-off contains [***] Pump Products that have defects that are manifest and easily visible to the naked eye ("Visually Defective Products"). Customer shall notify Supplier of any Shortfall within five (5) business days of the date the shipment is received by Customer at Customer's distribution center in Zoetermeer. Visually Defective Products shall be returned to Supplier at Supplier's expense, and Supplier shall repair or replace them and redeliver them to Customer in the same manner as Defective Products under Section 7(e)(i) above. In the case of a Shortfall in quantity, Supplier shall ship a quantity of [***] Pump Products that are not Defective Products and/or Visually Defective Products to the destination designated by Customer to fulfill the entire Call-Off as soon as is reasonably possible, provided that Supplier shall use its best efforts to make any such shipment ready for shipment within five (5) business days after receiving notification of such Shortfall in quantity. Any Shortfall that is identified by Customer and is communicated in writing by Customer to Supplier within five (5) business days of Customer's receipt of a shipment at Customer's distribution center in Zoetermeer shall be deemed a Call-Off Breach under Section 18. If Customer does not notify Supplier of a Shortfall within five (5) business days of Customer's receipt of a shipment at Customer's distribution center in Zoetermeer, a Call-Off Breach shall not be deemed to have occurred, and Customer shall retain, without limitation, all its other rights and remedies conferred under this Agreement and the Related Agreements.

(f)      Ongoing Communication and Business Review.

(i) Designated Representative. Each party agrees to designate one individual within such party's organization to serve as such party's primary point of contact and representative (the "Designated Representative") in such party's relationship and communications with the other party as contemplated in this Agreement. These Designated Representatives shall also involve other appropriate operational, strategic, technical, and regulatory personnel in such communications.

(ii)     Quarterly  Meetings.
         -------------------
         The parties agree to hold a face-to-face meeting at a minimum of once each calendar quarter during the Term for such duration as the parties agree in good faith is necessary to address the various issues that may arise relating to the performance of the parties under this Agreement (the "Quarterly Meetings"). The location of the Quarterly Meetings shall alternate between Supplier's Facility and a Customer facility in the Territory. The parties shall formulate in advance of each meeting a written agenda of material items that each party proposes should be considered together in the meeting, which agenda may include such items as on-time
         delivery,   capacity  planning,  customer complaints,  device master
         record review, performance forecasting, product development, market feedback and trends (including competitor activity), corrective action requests review, contingency plan review, product training and support, and sales review. The parties shall make a reasonable effort to have the Designated Representative present at each Quarterly Meeting, as well as such other individuals as would be appropriate in light of the agenda for the meeting. Each party shall bear all of its own costs and expenses associated with its participation in the Quarterly Meeting. The parties' respective rights to request and receive information hereunder will not be affected or limited by any subject or matter discussed or planned to be discussed at any Quarterly Meeting.

(g) Warranty. Supplier warrants, for a period of 12 months from the date of shipment from Supplier to Customer or any of Customer's distributors, resellers, or customers, as the case may be, that each [***] Product, other than the Flocare [***] Pump, to which a 24 month period shall apply, shall be free from defects in materials, components, design, and workmanship, shall conform to the Product Specifications, and shall be fit for the purpose of delivering the (i) Nutrison Standard, (ii) Nutrison Concentrated, (iii) Nutrison Multi-fibre, (iv) Nutrison Protein Plus Multi-fibre, and (v) Nutrison Low Energy enteral nutrition solutions currently produced by Nutricia (collectively the "Product Warranties"), under the following terms and conditions:

(i) Supplier must be notified in writing of the alleged defect(s) during the term of the warranty; and

(ii) Supplier's warranty shall be voided in the event an [***] Product is subject to abuse, accident, alteration, modification, tampering, misuse, or the unauthorized repair or service by anyone other than Supplier (other than service permitted or required to be performed by the user as explained in a Supplier-approved operator's manual for such product).

(h) No Other Warranties. Supplier provides no warranties hereunder except as stated in this Agreement. THE WARRANTIES STATED IN THIS AGREEMENT AND THE RELATED AGREEMENTS ARE EXCLUSIVE AND EXPRESSLY IN LIEU OF ALL OTHER EXPRESS OR IMPLIED WARRANTIES. Furthermore, the warranties provided in this Agreement run only to Customer and not to Customer's customers or end users.

(i) Supplier Obligations for Breach of Warranty. Supplier's obligation with respect to [***] Products that it has supplied to Customer hereunder that fail to comply with the Product Warranties set forth in Section 7(g) above shall be to repair or replace such [***] Products, as set forth in greater detail in the Maintenance and Service Agreement. The remedies available to Customer thereunder for the failure of [***] Products to comply with the Product Warranties set forth in Section 7(g) above will be the sole and exclusive remedies available to Customer under such Product Warranties. This Section 7(i) is not intended to limit Supplier's obligation to indemnify Customer for certain third party products liability claims as described in Section 17(a)(i).

(j) Warranty Claims. Concurrently with the execution of this Agreement, the parties will enter into the Maintenance and Service Agreement that will provide for the following: (i) reporting of product defects, (ii) the process for responding to warranty claims, and (iii) the process for repairing or replacing damaged or defective [***] Products.

8.       Commercialization of [***] Products.

(a)      Commercialization.

(i) Commercialization Efforts by Customer. Customer will have the exclusive right and obligation to use Commercially Reasonable Efforts to commercialize the [***] Products within the Territory as the highly preferred option for users of clinical nutrition pumps and delivery systems.

(ii)     Training  of  Customer's  Sales  Representatives.
         ------------------------------------------------
         Supplier will provide training to Customer's sales representatives as set forth in this Section 8. As to training held at Supplier's Facility, Supplier will provide training to Customer's sales representatives up to twice yearly at Supplier's cost; provided, however, that Customer will pay all travel and related expenses for its sales representatives who attend the training. As to training held at a location other than Supplier's Facility, Supplier will provide training to Customer's sales representatives no more than once quarterly at a location designated by Customer, and Customer will pay Supplier's costs (including business class travel and related expenses, as well as an hourly fee of $100 per hour, per person for personnel conducting the training) associated with such training.

(iii) Promotional Materials. Supplier and Customer will cooperate to develop appropriate promotional materials for the [***] Products (including manuals, promotional claims, etc.). Customer will translate all [***] Product related manuals, materials, and product labeling into the languages of the Territory.

(b) Suitable Inventory and Premises. At all times throughout the Term of this Agreement, Customer will maintain at least a four-week supply of [***] Pump Products on hand in one or more of its facilities located within the Territory for placement or sale in the Territory. If at any time Customer's inventory of [***] Pump Products on hand is depleted below a projected four-week supply of such products, then Customer will promptly order sufficient additional [***] Pump Products to restore its inventory levels to a four-week supply. In addition, throughout the Term of this Agreement, Customer will maintain adequate inventory levels of the [***] Pump Products for demonstration and training purposes.

(c) Conduct of Business. Each of Supplier and Customer will promote the business and company of the other in a manner that reflects favorably on the other, and each will avoid deceptive, misleading, or unethical business practices that are likely to be detrimental to the other, its business, or the general public.

(d) Market Information and Planning. Each of Supplier and Customer will advise the other promptly after they receive information concerning the market for clinical nutrition delivery devices (both within and outside the Territory) and will, from time-to-time, consult with each other with respect to market conditions, sales forecasting, product planning, and promotional activities; provided that neither party will be obligated to disclose any such information to the other if doing so would be a breach of such party's obligations to a third party to maintain the confidentiality of such information.

(e) Compliance with U.S. Export Laws. Customer understands that the [***] Products are restricted by the United States Government from export to certain countries, and Customer agrees that it will not sell the [***] Products in any way that will violate any of the export control laws or regulations of the United States ("U.S. Export Control Laws"). Supplier will inform Customer from time to time about applicable U.S. Export Control Laws and prohibited countries. Customer will provide to Supplier such documentation and certifications as may be required for compliance with the export control laws of the United States.

(f) Governmental Approvals. If any approval with respect to this Agreement, or the registration thereof, shall be required at any time during the term of this Agreement, with respect to giving legal effect to the Agreement in the Territory, or with respect to compliance with exchange regulations or other requirements so as to assure the right of remittance abroad of U.S. dollars, Customer shall immediately take whatever steps may be necessary in this respect, and any charges incurred in connection therewith shall be for the account of Customer. Customer shall keep Supplier currently informed of its efforts in this regard.

9.       Inspections, Records, and Reporting.

(a) Deliveries and Inventories. In the Quarterly Meetings, Customer will provide to Supplier information about Customer's deliveries of [***] Pump Products within the Territory. In addition, upon either party's request, the other party will provide to the requesting party information about the providing party's inventory levels of [***] Pump Products and such other information as the requesting party may reasonably request.

(b) Reports of Alleged Claims. Customer shall notify Supplier in writing of any claim or proceeding involving advertisement or distribution of the [***] Pump Products by Customer, including claims asserting infringement of any intellectual property rights by Supplier Intellectual Property or the [***] Pump Products, within ten (10) days after Customer learns of such claim or proceeding. Customer shall also report promptly to Supplier all claimed or suspected product defects relating to the [***] Pump Products. Supplier shall notify Customer in writing of any claim or proceeding involving advertisement or distribution of ZEVEX [***] Products by Supplier outside of the Territory, including claims asserting infringement of any intellectual property rights by Supplier Intellectual Property or ZEVEX [***] Products, within ten (10) days after Supplier learns of such claim or proceeding. Supplier shall also report promptly to Customer all claimed or suspected product defects relating to the ZEVEX [***] Products.

(c) Maintenance of Records. Customer shall maintain during and two (2) years beyond the life of the Flocare [***] Pumps its records, contracts and accounts relating to the distribution of the Flocare [***] Pumps, and shall permit examination thereof by authorized representatives of Supplier (i) in connection with any recall under Section 18 or (ii) after any written request by Supplier that is based on a reasonable determination by Supplier that it has need to verify the accuracy of information or reports previously provided to Supplier by Customer. With respect to sales to end users of the Flocare [***] Pumps, Customer shall track and require its dealers to track the location of pumps sold or placed with end users. Customer and each of its dealers shall maintain a record of pump location by serial number, location, and telephone/fax contact. At each Quarterly Meeting, Customer will provide to Supplier a written report of the quantities of [***] Products placed in each country within the Territory during the prior quarter.

10.      New Product Development.

(a) Innovation. Beginning on or after January 1, 2005, Supplier will exert efforts to investigate, discuss, and/or develop improvements with respect to the [***] Products and/or new enteral feeding pumps, disposable sets, or accessories that are advancements from the [***] Products (each such improvement an "Innovation") by (i) discussing product innovation at least annually in one of the Quarterly Meetings with Customer and (ii) budgeting and maintaining sufficient marketing resources, as determined in Supplier's reasonable discretion, to support the discussions required by subsection 10(a)(i). Unless otherwise explicitly agreed in a writing signed by both Customer and Supplier, Supplier will own all right, title to and interest in any Innovations and Customer hereby assigns any right, title to, and interest in such Innovations to Supplier. If the parties mutually determine that an Innovation is Commercially Viable (as defined below), then Supplier shall spend annually, in the aggregate, on research and development efforts relating to such Innovation and any other Innovations deemed to be Commercially Viable under this section, up to 2% of the gross revenues generated under this Agreement during the same fiscal year (the "Invested Amount"). Supplier will be obligated to spend the Invested Amount on such research and development efforts from the date the parties both approve the project until the date that Supplier determines in good faith that the project is complete or that it should be abandoned. The Invested Amount shall be calculated in each of Supplier's fiscal years or a portion thereof from the beginning to the end of the project. For purposes of this Agreement "Commercially Viable" shall mean both (x) the recapture of the Invested Amount by Supplier within the first two years from the date of commercialization of the project and (y) a projected return on investment to Supplier of at least 10% annually over the life of the project.

(b) Supplier Funded Product Improvements. Supplier will exert Commercially Reasonable Efforts to improve the [***] Products, and to develop new enteral feeding pumps, disposable sets, and accessories that are advancements from the [***] Products (each such improvement a "Supplier Funded Product Improvement"). All intellectual property and other rights associated with any Supplier Funded Product Improvement will belong to Supplier; provided, however, that Supplier will provide to Customer a first right to commercialize such Supplier Funded Product Improvements in the Territory.

(c) Customer Funded Product Improvements. Customer will not make improvements to the [***] Products without Supplier's prior written consent. Customer may hire Supplier to make improvements to the [***] Products, on terms that are mutually acceptable to Customer and Supplier, but in any event the costs and expenses associated with such improvements will be paid for by Customer (each such improvement a "Customer Funded Product Improvement"). Any such Customer Funded Product Improvements will be owned by Customer; provided, however, that Supplier will have an option to license such improvements from Customer, without the payment of any royalties therefore, for purpose of manufacturing and selling of such Customer Funded Product Improvements, alone or in combination with other products, outside of the Territory.

(d) Jointly Developed Product Improvements. If the parties agree to jointly develop and fund improvements to the [***] Products and/or the ZEVEX [***] Products (each such improvement a "Jointly Developed Product Improvement"), then the parties will jointly own such Jointly Developed Product Improvements on such terms and conditions to which they mutually agree. In any event, such agreement will provide that (i) Supplier will have a license to manufacture, use, and sell such Jointly Developed Product Improvement, alone or in combination with other products, in geographic areas outside of the Territory, and (ii) Customer will have a license to use or sell such Jointly Developed Product Improvement, alone or in combination with other products, inside of the Territory.

11.      Supplier's Obligations.

(a) Compliance With Laws. Supplier shall comply, and shall ensure that the storage, manufacture, packaging, labeling, supply, and delivery of [***] Products or any components thereof, materially comply with applicable U.S. laws, regulations, rules, and orders (collectively, "Laws"), and shall make such adjustments as may be necessary to effect and maintain such compliance throughout the Term. Without limiting the generality of the foregoing, (i) Supplier's facilities shall comply with all product safety, sanitation, and environmental Laws, (ii) all [***] Products shall be clearly and accurately labeled and packaged in the manner requested by Customer and otherwise as required by all Laws, and (iii) Supplier acknowledges that it is familiar with the Foreign and Corrupt Practices Act of the United States and agrees that it shall at all times comply with such Act in carrying out and performing its duties under this Agreement.

(b) Approvals. Supplier shall obtain, at its sole expense, all governmental, administrative, and other approvals, licenses, permits, and other authorizations and registrations necessary for the operation and conduct of its business, including without limitation, the development, manufacture, and supply of the [***] Products.

(c) Necessary Inventory, Equipment, etc. Supplier shall obtain all inventory, equipment, employees, facilities, and any other item necessary in order to assure that Supplier has, and will have, the ability to perform its obligations hereunder in accordance with the terms and conditions hereof.

12.      Price and Payment Terms.

(a) Prices. Customer shall pay Supplier for the [***] Pump Products at the Initial Product Prices. With respect to all [***] Pump Products other than the [***] Pump Kits, the Initial Product Prices shall remain unchanged during the first twelve (12) months after the Effective Date. After such initial twelve (12) month period, the Initial Product Prices for [***] Pump Products other than the [***] Pump Kits may be increased by Supplier on an annual basis. Price increases for the [***] Pump Accessories may be increased by Supplier by a percentage not to exceed any proportional increase in the ElectroMedical Apparatus Manufacturing PCU334510334510 Index published by the U.S. Department of Labor, Bureau of Labor Statistics (the "ElectroMedical Apparatus Index"), referenced back twelve (12) months prior to the effective date of such price change. Prices for the [***] Pump Kits shall be fixed for five years from the Effective Date. After such five (5) year period, the price for the [***] Pump Kits may be increased by Supplier by a percentage not to exceed any proportional increase in the ElectroMedical Apparatus Index, referenced back twelve (12) months prior to the effective date of such price change. The product prices, including the Initial Product Prices, for all [***] Pump Products shall include the cost of all materials, but do not include shipping costs, taxes, charges, tariffs, and duties, all of which shall be paid by Customer.

(b) Cost Savings. Supplier will exert Commercially Reasonable Efforts to reduce the costs of obtaining the materials used in manufacturing of [***] Pump Accessories. To the extent that cost savings are actually realized from such efforts, the cost savings shall be split equally between the parties as set forth herein. These cost savings shall be determined by comparing the new cost of materials to the costs that formed the basis for the applicable Initial Product Prices, with reliance on appropriate supporting data. These cost savings shall be shared by reducing the Initial Product Prices by an amount equal to one half of the cost savings.

(c) Payment Terms. Supplier shall provide an invoice to Customer based on the actual amount of [***] Pump Products shipped to Customer or its designee(s). Customer shall cause payment for the [***] Pump Products purchased from Supplier under the terms of this Agreement to be made no later than ninety (90) days from the end of the month in which the product was shipped. Late payments will be subject to a 1.5% penalty per month. All payments will be made via wire transfer in United States currency.

13.      Representations and Warranties.

(a) Supplier's Representations and Warranties. Supplier hereby represents and warrants to Customer that:

(i) It has the full power, capacity, and right to enter into this Agreement;

(ii) All corporate action necessary to authorize Supplier to enter into this Agreement and be legally bound by its terms has been taken;

(iii) Prior to purchase of [***] Products by Customer hereunder, Supplier will own title to those [***] Products free and clear of liens and encumbrances;

(iv) It knows of no pending or threatened action in law or in equity which adversely affects the rights granted herein, and it knows of no basis for any of the foregoing;

(v) To the knowledge of Supplier, neither the execution and delivery of this Agreement nor compliance with the obligations of Supplier hereunder, will violate any law or regulation, or any order or decrees of any court or government instrumentality;

(vi) Neither the execution and delivery of this Agreement nor compliance with the obligations of Supplier hereunder, will conflict with, or result in the breach of, or constitute a default under, any contract, agreement, instrument or judgment to which Supplier or any officer, director, employee or controlling person of Supplier is a party, or which is or purports to be binding upon any of the foregoing persons; and

(vii) No action, approval, or consent, including, but not limited to, any action, approval, or consent by any federal, state, municipal, or other governmental agency, commission, board, bureau, or instrumentality is necessary in order to constitute this Agreement as a valid, binding, and enforceable obligation of Supplier in accordance with its terms.

(b) Customer's Representations and Warranties. Customer hereby represents and warrants that:

(i) It has the full power, capacity, and right to enter into this Agreement;

(ii) All corporate action necessary to authorize Customer to enter into this Agreement and be legally bound by its terms has been taken;

(iii) It knows of no pending or threatened action in law or in equity which adversely affects the rights granted herein, and it knows of no basis for any of the foregoing;

(iv) To the knowledge of Customer, neither the execution and delivery of this Agreement nor compliance with the obligations of Customer hereunder, will violate any law or regulation, or any order or decrees of any court or government instrumentality;

(v) Neither the execution and delivery of this Agreement nor compliance with the obligations of Customer hereunder, will conflict with, or result in the breach of, or constitute a default under, any contract, agreement, instrument or judgment to which Customer or any officer, director, employee or controlling person of Customer is a party, or which is or purports to be binding upon any of the foregoing persons; and

(vi) No action, approval, or consent, including, but not limited to, any action, approval, or consent by any federal, state, municipal, or other governmental agency, commission, board, bureau, or instrumentality is necessary in order to constitute this Agreement as a valid, binding, and enforceable obligation of Customer in accordance with its terms.

14.      Intellectual Property.

(a) Ownership of Product Rights/Intellectual Property Rights. Supplier has and will retain all right, title to, and interest in Supplier Intellectual Property; provided, however, that Supplier has provided certain rights with respect to the Supplier Intellectual Property to Customer under the [***] Pump License Agreement. Customer has and will retain all right, title to, and interest in Customer Intellectual Property.

(b) Use of Trademarks. Customer hereby grants to Supplier, throughout the term of this Agreement, a limited, exclusive, non-transferable, royalty-free license solely to use the trademarks, service marks, trade names, and logos owned by or licensed to Customer (the "Customer Trademarks") in labeling and packaging the [***] Products for Customer for the remainder of the Term only and not thereafter, and at all times subject to Customer's specifications and the terms and conditions of this Agreement. Supplier hereby agrees that Customer Trademarks shall only be affixed to the [***] Products. Supplier shall have no rights to use Customer Trademarks other than for purposes of labeling and packaging [***] Products pursuant to this Agreement, which labeling and packaging shall be in the form and substance previously approved in writing by Customer. Supplier agrees to submit copies of the proposed manner, use, and layout of Customer Trademarks for approval by Customer, in Customer's sole and absolute discretion, prior to Supplier using Customer Trademarks as set forth herein. Supplier shall not use Customer Trademarks in advertising or promotional campaigns or otherwise, or use any confusingly similar names, marks, or logos, in any manner that, in Customer's sole and absolute discretion, may be inconsistent with Customer's public image or be misleading or harmful to Customer. Supplier acknowledges and agrees that Customer Trademarks are owned exclusively by, or licensed by third parties to, Customer and that Supplier has neither acquired nor shall acquire any rights therein. Supplier shall not assert or claim any rights over Customer Trademarks nor contest same or challenge the validity thereof. The term "exclusive," as used in this Section 14(b) shall mean that Customer and Supplier will be the only parties entitled to use the Customer Trademarks as set forth above. The term "exclusive," as used in this
         Section 14(b) shall not constitute or impose any limitation on the manner in which Customer may use or license the Customer Trademarks in connection with any product other than the [***] Products, whether such products are sold or placed inside or outside of the Territory. Notwithstanding this license, Customer Trademarks shall remain the property of Customer.

(c) Representations and Warranties regarding Intellectual Property. Supplier represents and warrants that:

(i) Supplier is the sole legal and beneficial owner of the Supplier Intellectual Property.

(ii) To the best knowledge of Supplier, none of Supplier's Intellectual Property infringes or is alleged to infringe upon any patents or other intellectual property rights of any third party.

(iii) All utility patents held by Supplier in the United States with respect to the [***] Products have been applied for in the United States, the European Community, Switzerland, China and Japan. With respect to Supplier Trademarks, the [***] word mark, the [***] logo design, and the ZEVEX word mark have either been filed or the filing process has been initiated in the United States, the European Community, Switzerland, China, and Japan.

(d) Nationalization of Patents. Supplier will use Commercially Reasonable Efforts to nationalize its patents relating to the [***] Products in the following countries in the Territory: United Kingdom, Germany, France, Italy, Benelux, Austria, and China.

(e)      Notice of Infringement.

(i) Supplier shall promptly notify Customer of any actual or apparent infringement of Customer Intellectual Property of which Supplier becomes aware. Customer may, at its sole option and expense, prosecute any suit it deems necessary or appropriate to protect any of Customer's rights to Customer Intellectual Property from and against infringement by third parties anywhere in the world and Supplier shall cooperate fully with Customer in connection with any such action.

(ii) Customer shall promptly notify Supplier of any actual or apparent infringement of Supplier Intellectual Property of which Customer becomes aware. Supplier may, at its sole option and expense, prosecute any suit it deems necessary or appropriate to protect any of Supplier's rights to Supplier Intellectual Property from and against infringement by third parties anywhere in the world and Customer shall cooperate fully with Supplier in connection with any such action.

15.      Confidential Information.

(a)      Confidential and Proprietary Information.

(i) Disclosure to Customer of Manufacturing File for [***] Products. Promptly following the execution of this Agreement by the parties, Supplier will provide Customer with such information relating to the [***] Products as will be necessary for Customer to obtain the CE Mark and comply with other applicable laws and regulations relating to the [***] Products and the transactions contemplated by this Agreement.

(ii)     Supplier Obligations with respect to Customer Confidential Information.
         ----------------------------------------------------------------------
         Supplier agrees to hold all confidential information of Customer and its affiliated companies, including without limitation, any information relating to Customer's and its affiliates' business operations, price lists, manufacturing data, marketing information strategies, customer or product lists, research and development information and all other information disclosed by Customer or its affiliates to Supplier ("Customer Confidential Information"), in strict confidence and not to use any of the foregoing commercially for its own benefit or that of anyone else nor for the purpose of developing or improving a product or method for anyone except Customer. Supplier agrees to limit dissemination of and access to Customer Confidential Information only to the persons within Supplier's organization and Supplier's affiliated organizations, including their respective third party contractors, subcontractors, manufacturers and business partners, and then only to those persons who have a need for access thereto, and who have entered into a
         restrictive   agreement   prohibiting  such  personnel  from  doing
         anything with respect to Customer Confidential Information that Supplier would itself be prohibited from doing under this Agreement. Notwithstanding anything to the contrary herein, Supplier may make such disclosures as necessary in connection with the preparation, filing, and dissemination of its filings with the U.S. Securities and Exchange Commission (e.g., 10-Ks, 10-Qs, and 8-Ks) and/or other disclosures as required by applicable law; provided, however, that it shall first notify Customer of any such disclosure in order that the parties may seek appropriate confidential treatment for information they deem to be confidential.

(iii)    Customer Obligations with respect to Supplier Confidential Information.
         ----------------------------------------------------------------------
         Customer agrees to hold all confidential information of Supplier and its affiliated companies, including without limitation, any information relating to Supplier's and its affiliates' business operations, price lists, manufacturing data, marketing information strategies, customer or product lists, research and development information, and all other information disclosed by Supplier or its affiliates to Customer ("Supplier Confidential Information"), in strict confidence and not to use any of the foregoing commercially for its own benefit or that of anyone else. Customer agrees to limit dissemination of and access to Supplier Confidential Information only to the persons within Royal Numico, Numico and Nutricia, and their affiliates, and their respective third party contractors, subcontractors, manufacturers and business partners, and then only to those persons who have a need for access thereto, and who have
         entered  into a  restrictive agreement   prohibiting  such  personnel
         from  doing  anything  with  respect  to  Supplier  Confidential
         Information and such information that Customer would itself be prohibited from doing under this Agreement. Notwithstanding anything to the contrary herein, Customer may make such disclosures as necessary in connection with the preparation, filing, and dissemination of disclosures as required by applicable law; provided, however, that it shall first notify Supplier of any such disclosure in order that the parties may seek appropriate confidential treatment for information they deem to be confidential.

(b) Use of Confidential Information of Other Parties. Each party represents, warrants, and covenants that it will not use in the course of its performance under this Agreement, or disclose to the other parties hereto, any confidential or proprietary information of any third party (including competitors of the other parties) without the prior written consent of the party to whom such confidential or proprietary information belongs.

(c) Disclosure does not constitute a License. Neither the execution of this Agreement nor the disclosure of any confidential or proprietary information by one party to the other hereunder shall be construed as granting to the recipient of such information, by implication or otherwise, any right in, or license to, other than expressly contained herein, any present or future proprietary information, patent, trademark, copyright invention, now or hereinafter, owned or controlled by the disclosing party. Each party will be authorized to use the other party's confidential information that is disclosed hereunder only for such purposes as are expressly contemplated by this Agreement.

(d) Notice of Unauthorized Disclosure. If either party becomes aware of any unauthorized disclosure of the other party's confidential information, it will immediately notify the other party of such unauthorized disclosure and will take all reasonable steps to mitigate the potential harm associated with such unauthorized disclosure.

(e) Survival. The provisions regarding Confidential Information shall survive the termination or expiration of this Agreement, except that such obligations shall not limit Customer's rights under the Related Agreements.

16.      Termination.

(a)      Termination Events.

(i) Upon a Bankruptcy Event of Customer, Customer shall notify Supplier thereof within one (1) business day thereof. Supplier may elect to terminate the Agreement by giving written notice to Customer within thirty (30) days of that notice.

(ii) Upon a Change of Control of Customer, Customer shall notify Supplier thereof within one (1) business day of the public announcement thereof. Thereafter, Supplier may elect to terminate the Agreement by giving written notice to Customer within thirty (30) days of the public announcement of the Change of Control of Customer.

(iii) Upon the failure of Customer to pay to Supplier monies when due by Customer to Supplier under any of this Agreement or the Related Agreements, Supplier may give notice to Customer of such non-payment. Thereafter, if Customer fails to pay such monies to Supplier within five (5) business days of such notice, then this Agreement shall terminate on that 5th business day. If Customer pays the monies due to Supplier within those five (5) business days, then this Agreement shall not terminate.

(iv) Upon a material breach of this Agreement by Customer, Supplier may give notice to Customer of such material breach. If Customer fails to cure such material breach within sixty (60) days of such notice, then this Agreement may be terminated by Supplier at any time during the period that begins on the sixtieth (60th) day following such notice and ends on the ninetieth (90th) day following such notice(the "Supplier Termination Period") by giving written notice of such termination to Customer before the expiration of the Supplier Termination Period. Supplier's failure to terminate this Agreement during the Supplier Termination Period will constitute a waiver of Supplier's rights to terminate this Agreement by reason of the applicable breach, but will not constitute a waiver of Supplier's other rights and remedies under this Agreement, or a waiver of future similar breaches.

(v) Upon a Bankruptcy Event of Supplier, Supplier shall notify Customer thereof within one (1) business day thereof. Customer may elect to terminate the Agreement by giving written notice to Supplier within thirty (30) days of that notice.

(vi) Upon a Change of Control of Supplier, Supplier shall notify Customer thereof within one (1) business day of the public announcement thereof. Thereafter, Customer may elect to terminate the Agreement by giving notice to Supplier within thirty (30) days of the public announcement of the Change of Control of Supplier.

(vii) Upon a material breach of this Agreement by Supplier, Customer may give notice to Supplier of such material breach. If Supplier cures such material breach within sixty (60) days following such notice, then this Agreement shall not terminate by reason of that material breach. If Supplier fails to cure such material breach within sixty (60) days of such notice, then this Agreement may be terminated by Customer at any time during the period that begins on the sixtieth (60th) day following such notice and ends on the ninetieth
         (90th) day following  such notice (the  "Customer  Termination
         Period") by giving written notice of such termination to Supplier before the expiration of the Customer Termination Period. Customer's failure to terminate this Agreement during the Customer Termination Period will constitute a waiver of Customer's rights to terminate this Agreement by reason of the applicable material breach, but will not constitute a waiver of Customer's other rights and remedies under this Agreement, or a waiver of future similar breaches.

(viii) At any time after January 1, 2008, Customer may terminate this Agreement by giving two-years notice pursuant to Section 2 above.

(ix) At any time after January 1, 2008, Supplier may terminate this Agreement by giving two-years notice pursuant to Section 2 above.

(x) Customer sends a notice of termination of this Agreement due to Supplier's failure to fulfill a call-off pursuant to the "Termination Remedy" described in Section 18(c)(iv) below.

(xi) In the event Supplier commences a voluntary proceeding under Title 11 of the Unites States Code (the "Bankruptcy Code") and/or is adjudicated a debtor in an involuntary case under the Bankruptcy Code, and subsequently requests authority of the Bankruptcy Court to reject this Agreement pursuant to Section 365(a) of the Bankruptcy Code, the rejection of this Agreement, when effective, shall constitute a breach permitting Customer to terminate this Agreement. Notwithstanding any other provision to the contrary contained herein or in the Related Agreements, such breach and termination shall have no effect upon the Related Agreements or upon the rights of the parties under those agreements.

(xii)    Upon termination of the [***] Pump License Agreement pursuant to
         Section 5(b)(iv) thereof, this Agreement shall terminate contemporaneously with the termination of the [***] Pump License Agreement.

(xiii) Upon an uncured material breach of the Disposable Set Components Supply Agreement by Customer, Supplier may terminate this Agreement.

(xiv) Upon an uncured material breach of the Disposable Set Components License Agreement by Customer, Supplier may terminate this Agreement.

(xv) Upon termination of the Disposable Set Components Supply Agreement pursuant to Sections 15(a)(i), (ii) or (iii) thereof, this Agreement shall terminate contemporaneously with the termination of the Disposable Set Components Supply Agreement.

(xvi) Upon termination of the Disposable Set Components License Agreement pursuant to Sections 5(b)(i), (ii) or (iii) thereof, this Agreement shall terminate contemporaneously with the termination of the Disposable Set Components License Agreement.



(b)      Effect of Termination, Expiration, or Non-Renewal.

(i)      Purchase of Inventory.

(1) Following the termination of this Agreement due to a Bankruptcy Event of Customer pursuant to Section 16(a)(i) above, or due to the Change of Control of Customer pursuant to Section 16(a)(ii) above, or due to the failure of Customer to pay monies to Supplier hereunder pursuant to
         Section 16(a)(iii) above, or due to a material breach of the Agreement by Customer pursuant to Section 16(a)(iv) above, then, within thirty
         (30) days of any such termination, Customer shall purchase all of Supplier's inventory of finished [***] Pump Products and all of Supplier's inventory of custom components for the [***] Pump Products; provided, however, that Customer shall not be required to purchase such inventories to the extent that they exceed Customer's forecasted requirements hereunder for ninety (90) days following the termination date. Supplier acknowledges and agrees that Customer will be entitled to sell or place within the Territory any [***] Pump Products that Customer purchases pursuant to this Section 16(b)(i)(1).

(2) Following the termination of the Agreement due to a failure of Supplier to fulfill call-offs pursuant to Section 16(a)(x) (with reference to Section18(c)(iv)), due to a Bankruptcy Event of Supplier pursuant to
         Section 16(a)(v) above, or due to the Change of Control of Supplier pursuant to Section 16(a)(vi) above, or due to a material breach of the Agreement by Supplier pursuant to Section 16(a)(vii) above, then, within thirty (30) days of such termination, Customer may elect to purchase all or any portion of Supplier's inventory of finished [***] Pump Products and Supplier's inventory of custom components for the [***] Pump Products. If Customer elects to purchase less than all of these inventories, then Supplier, at its expense, shall destroy the remaining inventories of the custom components of the [***] Pump Products whether or not these components have already been incorporated into finished [***] Pump Products. Supplier may use for its own purposes all the remaining components of the [***] Pump Products that are not custom components for the [***] Pump Products.

(ii)     Return of Materials Upon  Termination.
         -------------------------------------
         Upon termination, expiration, or non-renewal of this Agreement, each party shall return to the other party all materials and documents containing confidential and proprietary information, including any copies or extracts thereof, and shall erase any copies thereof contained in any electronic or other memory device. In addition, at that time each party shall immediately cease and desist from using any confidential or proprietary information of the other parties hereto for any purpose whatsoever. Each party will certify in writing to the other, within thirty (30) days after any such termination, expiration, or non-renewal of this Agreement, that they have complied with this Section 16(b)(ii), and, upon request by the other party, will provide reasonable evidence of such compliance. Nothing herein shall operate to limit any rights Customer has under the [***] Pump License Agreement.

(c) Neither party in exercising its rights to terminate this Agreement in accordance with the terms and conditions hereof shall incur any liability whatsoever for any damage, loss or expense of any kind suffered or incurred by the other (or for any compensation to the other) arising from or incident to any such termination (except if such termination is for a material breach of this Agreement), expiration or non-renewal, whether or not the terminating party is aware of any such damage loss or expense. Any termination hereof shall not impair any rights nor discharge any obligations which have accrued to the parties as of the effective date of such termination.

17.      Indemnification; Insurance.

(a) Supplier's Indemnification. Supplier shall indemnify, defend and hold Customer, its affiliates, and their respective officers, directors, employees and agents (each, a "Supplier Indemnified Party"), harmless from and against any and all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties, reasonable attorneys' fees, costs of investigation and any legal or other expenses or costs ("Losses") incurred or suffered by any Supplier Indemnified Party arising out of, in connection with or resulting from any claim, allegation or judgment as to: (i) any third party product liability claim relating to any [***] Product, (ii) any violation or infringement by Supplier upon any common law or statutory intellectual property rights of any third party that arises from or relates to Supplier Intellectual Property and the [***] Pump Products, or (iii) any inaccuracy or breach in any of Supplier's representations and warranties under this Agreement; provided, however, that Supplier shall have no obligation to indemnify Customer for any Losses to the extent such Losses are caused by any negligent or willful act or omission of Customer. With respect to
         Section 17(a)(ii) above, Supplier shall provide, at its own cost, non-infringing replacements for the infringing portions of the [***] Pump Products of equivalent quality and effect, or obtain at its own cost the necessary licenses from third parties to allow Customer to continue to market, sell, distribute, and promote the [***] Pump Products as contemplated by the parties under this Agreement. The rights of Customer and obligations of Supplier relating to any failure of any [***] Product to comply with the Product Warranties set forth in
         Section 7(g) above are described in the Maintenance and Service Agreement and in Section 7(i) above.

(b) Customer's Indemnification. Customer agrees to indemnify, defend and hold harmless Supplier, its affiliates, and their respective officers, directors, employees and agents (each, a "Customer Indemnified Party") from and against any and all Losses (as defined in Section 17(a) above) incurred or suffered by any Customer Indemnified Party arising out of, in connection with or resulting from any claim, allegation or judgment as to: (i) any violation or infringement by Customer upon any common law or statutory intellectual property rights of any third party that arises from or relates to Customer Intellectual Property, or (ii) any inaccuracy or breach in any of Customer's representations and warranties under this Agreement; provided, however, that Customer shall have no obligation to indemnify Supplier for any Losses to the extent such Losses are caused by any negligent or willful act or omission of Supplier. Further, with respect to rights of Supplier under Section 17(b)(i) above, Customer shall provide, at its own cost, non-infringing replacements for the infringing portions of Customer Intellectual Property of equivalent quality and effect, or obtain at its own cost the necessary licenses from third parties to allow Supplier to continue to manufacture and supply the [***] Pump Products as contemplated by the parties under this Agreement.

(c)      Indemnification Procedure for Matters Involving Third Parties.

(i) If any third party notifies any party hereto (the "Indemnified Party") with respect to any matter (a "Third Party Claim") which may give rise to a claim for indemnification against the other party hereto (the "Indemnifying Party") under Section 17(a) or 17(b) (as applicable), then the Indemnified Party shall promptly notify the Indemnifying Party thereof in writing; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any obligation hereunder unless (and then solely to the extent) that the Indemnifying Party is prejudiced thereby.

(ii) Any Indemnifying Party will have the obligation to assume the defense of the Third Party Claim with counsel of its choice reasonably satisfactory to the Indemnified Party at any time within 15 days after the Indemnified Party has given notice of the Third Party Claim; provided, however, that the Indemnifying Party must conduct the defense of the Third Party Claim actively and diligently thereafter in order to preserve its rights in this regard; and provided further that the Indemnified Party may retain separate co-counsel at its sole cost and expense and participate in the defense of the Third Party Claim.

(iii) So long as the Indemnifying Party has assumed and is conducting the defense of the Third Party Claim in accordance with Section 17(c)(ii) above, (A) the Indemnifying Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnified Party (which shall not be unreasonably withheld) unless the judgment or proposed settlement involves only the payment of money damages by one or more of the Indemnifying Parties and does not impose an injunction or other equitable relief upon the Indemnified Party and (B)the Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnifying Party (which shall not be unreasonably withheld).

(iv) If the Indemnifying Party does not assume and conduct the defense of the Third Party Claim in accordance with Section 17(c)(ii) above, however, (A) the Indemnified Party may defend against, and consent to the entry of any judgment or enter into any settlement with respect to, the Third Party Claim in any manner it reasonably may deem appropriate (and the Indemnified Party need not consult with, or obtain any consent from, any Indemnifying Party in connection therewith) and (B) the Indemnifying Party will remain responsible to indemnify the Indemnified Party under Section 17(a) or 17(b) (as applicable).

(d) Indemnification Procedure for Matters not Involving Third Parties. A claim for indemnification for any matter not involving a third-party claim may be asserted by notice to the party from whom indemnification is sought.

(e)      Insurance.

(i) Supplier shall maintain in full force and effect throughout the Term, at its sole cost and expense, insurance with financially sound and established reputable insurers of the type and quantity (and with such risk retention) generally maintained by the companies of established repute in Supplier's line of business, such insurance to include, without limitation, products liability insurance and general liability insurance each, in an amount no less than ten million U.S. dollars (U.S. $10,000,000.00) per occurrence. Supplier shall upon request provide Customer with a copy of any documentation relating to any such insurances. Supplier shall have Customer named as an additional insured beneficiary, with Customer able to claim thereunder as primary beneficiary and without offset or deduction whatsoever as a result of any insurance obtained by Customer, and shall contain a waiver of subrogation by the respective insurance carrier against Customer's and its affiliates' insurance carrier, with respect to Supplier's obligations under this Agreement.

(ii) Customer shall maintain in full force and effect throughout the Term, at its sole cost and expense, insurance with financially sound and established reputable insurers of the type and quantity (and with such risk retention) generally maintained by the companies of established repute in Customer's line of business, such insurance to include, without limitation, products liability insurance and general liability insurance each, in an amount no less than ten million U.S. dollars (U.S. $10,000,000.00) per occurrence. Customer shall upon request provide Supplier with a copy of any documentation relating to any such insurances. Customer shall have Supplier named as an additional insured beneficiary, with Supplier able to claim thereunder as primary beneficiary and without offset or deduction whatsoever as a result of any insurance obtained by Supplier, and shall contain a waiver of subrogation by the respective insurance carrier against Supplier's and its affiliates' insurance carrier, with respect to Customer's obligations under this Agreement.

(f) Limitations on Supplier's Liability. SUPPLIER'S MAXIMUM LIABILITY TO CUSTOMER, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY CUSTOMER UNDER THIS AGREEMENT (OTHER THAN CLAIM(S) FOR INDEMNIFICATION FOR PRODUCT LIABILITY CLAIM(S) BY A THIRD PARTY) SHALL IN NO EVENT EXCEED $1,000,000; PROVIDED, HOWEVER, THAT SUPPLIER'S MAXIMUM LIABILITY TO CUSTOMER FOR DAMAGES, IF ANY, RELATING TO CLAIM(S) MADE BY CUSTOMER THAT ARISE OUT OF THE SAME FACTS AND CIRCUMSTANCES, WHETHER SUCH CLAIM(S) ARE MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS, SHALL IN NO EVENT EXCEED $1,000,000. SUPPLIER'S MAXIMUM LIABILITY TO CUSTOMER, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY CUSTOMER FOR INDEMNIFICATION FOR A PRODUCT LIABILITY CLAIM BY A THIRD PARTY SHALL IN NO EVENT EXCEED THE AMOUNT OF THE INSURANCE PROCEEDS AVAILABLE TO SUPPLIER WITH RESPECT TO SUCH CLAIM, WHETHER SUCH CLAIM IS MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS.

(g) Limitations on Customer's Liability. CUSTOMER'S MAXIMUM LIABILITY TO SUPPLIER, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY SUPPLIER UNDER THIS AGREEMENT (OTHER THAN CLAIM(S) FOR INDEMNIFICATION FOR PRODUCT LIABILITY CLAIM(S) BY A THIRD PARTY) SHALL IN NO EVENT EXCEED $1,000,000; PROVIDED, HOWEVER, THAT CUSTOMER'S MAXIMUM LIABILITY TO SUPPLIER FOR DAMAGES, IF ANY, RELATING TO CLAIM(S) MADE BY SUPPLIER THAT ARISE OUT OF THE SAME FACTS AND CIRCUMSTANCES, WHETHER SUCH CLAIM(S) ARE MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS, SHALL IN NO EVENT EXCEED $1,000,000. CUSTOMER'S MAXIMUM LIABILITY TO SUPPLIER, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY SUPPLIER FOR INDEMNIFICATION FOR A PRODUCT LIABILITY CLAIM BY A THIRD PARTY SHALL IN NO EVENT EXCEED THE AMOUNT OF THE INSURANCE PROCEEDS AVAILABLE TO CUSTOMER WITH RESPECT TO SUCH CLAIM, WHETHER SUCH CLAIM IS MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS.

(h) No Consequential Damages. IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER FOR INCIDENTAL OR CONSEQUENTIAL DAMAGES OF ANY KIND, EVEN IF THE BREACHING PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES IN ADVANCE. The parties intend this limitation in this Section 17(h) to apply to the following events, among other events: (i) any claim for consequential damages suffered by the non-breaching party (as opposed to any third party) arising out of any claim by a third party for either product liability or infringement of intellectual property ,
         (ii) any breach by either party of its representations under this agreement, (iii) any non-performance or mal-performance by either party under this Agreement, or (iv) the termination or expiration of this Agreement by either party. Such incidental or consequential damages shall include, but shall not be limited to, loss of goodwill, loss of prospective profits, loss of revenue, or damages on account of any investment, expenditure, or commitment that is made by either party in reliance upon this Agreement. This limitation in this Section 17(h) is not intended by the parties to prevent Customer, for example, from recovering from Supplier, in an indemnification claim made under
         Section 17(a)(i), the full amount that it has been required to pay to a third party in connection with a product liability claim brought by such third party against Customer, including such incidental or consequential damages as may be allowed by law under that claim by that third party. This limitation in this Section 17(h) is, nevertheless, intended to prevent the non-breaching party from receiving from the breaching party, in an indemnification claim under Section 17(a) or 17(b), incidental or consequential losses or damages that have been incurred by the non-breaching party (as opposed to any third party), such as lost profits, that may arise from or relate to any event under this Agreement.

18.      Failure to Fulfill Call-Offs.

                  (a) Failure to Fulfill a Call-Off. If, at any time after January 1, 2005, Supplier fails to fulfill call-offs of the [***] Pump Products to Customer in accordance with any call-off made under the terms and conditions of this Agreement (a "Call-Off Breach"), then (i) Supplier will have a period of one (1) year within which to cure that Call-Off Breach in the manner described in this Section 18, and (ii) Customer will have such additional rights as provided in this Section 18. The date of the Call-Off Breach shall be the last day on which Supplier could have fulfilled the call-off on a timely basis under the other terms and conditions of this Agreement other than those in this
Section 18.

                  (b) Determination of Customer Demand Requirements. On or before the thirtieth (30th) day following a Call-Off Breach, Customer shall (i) have made a reasonable, good faith determination of its Customer Demand, and
(ii) have notified Supplier in writing of Customer's determination of the Customer Demand. Such determination shall be based on Customer's existing back orders for such [***] Product calling for delivery within eighty-one (81) days after the Call-Off Breach. Upon the request of Supplier, Customer will provide Supplier with reasonable evidence of such back orders.

                           (i) If Customer reasonably determines in good faith that Customer could meet its Customer Demand for such [***] Product either (A) out of its own inventory of such product, and/or (B) by receiving from Supplier some lesser number of such product than was called for by the relevant call-off, then Customer will waive in writing that portion of the quantity of the relevant call-off that exceeds the Customer Demand.

                           (ii) If Customer reasonably determines in good faith that Customer cannot meet its Customer Demand for such [***] Product either (A) out of its own inventory of such product, and/or (B) by receiving from Supplier some lesser number of such product than was called for by the relevant call-off, then no portion of the quantity order under the relevant call-off will be waived.

                  (c) Effect of Continuing Call-Off Breach on Manufacture and Supply of [***] Pump Products. Subject to Supplier's right to cure any Call-Off Breach as provided in this Section 18, Customer shall have the following rights:

                           (i) If, as of the end of the sixtieth (60th) day after a Call-Off Breach, Supplier has been unable to cure the Call-Off Breach by supplying the quantities of products necessary to fulfill the relevant call-off (as modified by any waiver of any portion of that call-off pursuant to Section 18(b) above), then, during the ensuing fifteen (15) days, Customer may choose to invoke either or both of the "Manufacturing Remedy" (defined below) or of the "Non-Exclusivity Remedy" (defined below) by providing written notice to Supplier of its election to invoke such remedy(ies). Such initial election of remedy(ies) or later change in election shall become effective immediately upon such notice. If, as of the end of one (1) year after the Call-Off Breach, Supplier has been unable to cure the Call-Off Breach, as provided in Section 18(d)(iii) below, Customer may choose to invoke the "Termination Remedy" (defined below) by providing written notice to Supplier.

                           (ii) Under the "Manufacturing Remedy," if invoked pursuant to subsection 18(c)(i) above, those terms of this Agreement applicable to the manufacture and supply of the [***] Pump Products, including but not limited to the appointment of Supplier as the exclusive manufacturer of such products and the Minimum Purchase Commitment, will be suspended. Upon such suspension, Customer will be entitled to manufacture the [***] Pump Products under the terms of the separate [***] Pump License Agreement. This suspension shall last only until (i) this Agreement terminates under any of the provisions of
         Section 16(a) above or Section 18(c)(iv) below (as applicable) or (ii) Supplier cures the Call-Off Breach as permitted under Section 18(d). Upon a termination of this Manufacturing Remedy pursuant to subsection 18(d)(ii) below, Customer may continue to manufacture or have manufactured the [***] Pump Products for a reasonable time thereafter, which period shall not exceed sixty (60) days from the date the Manufacturing Remedy is so terminated. Thereafter, Supplier will once again be the exclusive manufacturer of the [***] Pump Products under this Agreement.

                           (iii) Under the "Non-Exclusivity Remedy," if invoked pursuant to subsection 18(c)(i) above, those terms of this Agreement applicable to the manufacture and supply of the [***] Pump Products, including but not limited to the appointment of Supplier as the exclusive manufacturer of such products and the Minimum Purchase Commitment, will be suspended. Upon such suspension, Customer will be allowed to sell and/or place within the Territory clinical nutrition pumps and accessories that it obtains from sources other than Supplier, notwithstanding the limitations imposed by Section 5(c) above or elsewhere in this Agreement. This non-exclusivity shall last until (i) this Agreement terminates under any of the provisions of Section 16(a) above or subsection 18(c)(iv) below (as applicable) or (ii) Supplier cures the Call-Off Breach as permitted under this Section 18(d). Upon a termination of this Non-Exclusivity Remedy pursuant to subsection 18(d)(ii) below, Customer may continue to obtain clinical nutrition pumps from sources other than Supplier for a reasonable time thereafter, which period shall not exceed sixty (60) days from the date the Non-Exclusivity Remedy is so terminated. Thereafter, Supplier will once again be the exclusive manufacturer of the [***] Pump Products under this Agreement.

                           (iv) Under the "Termination Remedy," if Supplier fails to cure a Call-Off Breach within one (1) year from the date of such breach (as provided in this Section 18), then, notwithstanding any prior election of remedy by Customer as permitted above, Customer may, upon written notice to Supplier, terminate this Agreement, immediately upon lapse of such one-year period. Such termination shall have no effect on any of the Related Agreements, and Customer shall have the right to exercise all of its rights thereunder.

                  (d) Means of Cure. Supplier may cure any Call-Off Breach under any of the following alternative means of cure, in which event the Call-Off Breach shall be deemed cured for all purposes, and Supplier's right to the Manufacturing Remedy, the Non-Exclusivity Remedy, or the Termination Remedy, as applicable, shall terminate:

                           (i) Supplier may cure a Call-Off Breach if, at any time on or before the end of the sixtieth (60th) day following the Call-Off Breach, Supplier delivers to Customer that number of [***] Pump Products identified by Customer in its determination of Customer Demand.

                           (ii) Supplier may cure a Call-Off Breach if, any time after the sixtieth (60th) day following the Call-Off Breach, but on or before the end of the one-hundred and twentieth (120th) day following the Call-Off Breach, Supplier provides reasonable evidence and certifies in writing to Customer that Supplier has made a good-faith, reasonable determination that Supplier is again capable of producing the [***] Pump Products at the forecasted levels that were in effect as of the date of the applicable Call-Off Breach.

                           (iii) Supplier may cure a Call-Off Breach if, at any time after the one-hundred and twentieth (120th) day following the Call-Off Breach, but on or before the end of the date one (1) year following the Call-Off Breach, Supplier (A) provides reasonable evidence and certifies in writing to Customer that Supplier has made a good-faith, reasonable determination that Supplier is again capable of producing the [***] Pump Products at the forecasted levels that were in effect as of the date of the applicable Call-Off Breach, and (B) obtains a release of Customer from all future liabilities and obligations of any kind or nature arising under Replacement Contracts (defined below) from the date that Supplier proposes to cure the Call-Off Breach. "Replacement Contracts" means such contract(s) as Customer reasonably enters into with one or more third parties in order to obtain the products necessary to replace the [***] Pump Products not provided by Supplier (A) that may always be terminated by Customer without penalty upon no more than one (1) year's notice, and (B) that require Customer to purchase quantities of the applicable [***] Pump Products that do not exceed Customer's reasonable forecasts for such products during the period of the contract. Customer agrees to cooperate with Supplier in Supplier's efforts to obtain such releases.

                  (e) Failure to Fulfill a Call-Off due to Supply Chain Failure. Notwithstanding the foregoing, no Call-Off Breach shall be deemed to have occurred if Supplier's inability to timely fulfill a call-off is due to Supplier's inability to obtain from its suppliers a sufficient supply of materials, components, and/or subassemblies for the [***] Pump Products (such failure being a "Supply Chain Failure"). In such instance, those terms of this Agreement applicable to the manufacture and supply of the [***] Pump Products for which a Supply Chain Failure has occurred will be suspended. Upon such suspension, Customer will be allowed to sell and/or place within the Territory clinical nutrition pumps and accessories that it obtains from sources other than Supplier, notwithstanding the limitations imposed by Section 5(c) above or elsewhere in this Agreement. This non-exclusivity shall last until (i) this Agreement terminates under any of the provisions of Section 16(a) above or (ii) Supplier cures the Supply Chain Failure as permitted under Section 18(f). Upon a termination of this suspension pursuant to subsection 18(f)(ii) below, Customer may continue to obtain clinical nutrition pumps from sources other than Supplier for a reasonable time thereafter, which period shall not exceed sixty (60) days from the date the suspension of exclusivity provided under this Section 18(e) terminates. Thereafter, Supplier will once again be the exclusive manufacturer of the [***] Pump Products under this Agreement.

                  (f) Means of Cure of Supply Chain Failure. Supplier may cure any Supply Chain Failure under any of the following alternative means of cure:

                           (i) Supplier may cure a Supply Chain Failure if, at any time on or before the end of the sixtieth (60th) day following the Supply Chain Failure, Supplier delivers to Customer that number of [***] Pump Products identified by Customer in its determination of Customer Demand.

                           (ii) Supplier may cure a Supply Chain Failure if, any time after the sixtieth (60th) day following the Supply Chain Failure, but on or before the end of the one-hundred and twentieth (120th) day following the Supply Chain Failure, Supplier provides reasonable evidence and certifies in writing to Customer that Supplier has made a good-faith, reasonable determination that Supplier is again capable of producing the [***] Pump Products at the forecasted levels that were in effect as of the date of the applicable Supply Chain Failure.

                           (iii) Supplier may cure a Supply Chain Failure if, at any time after the one-hundred and twentieth (120th) day following the Supply Chain Failure, but on or before the end of the date one (1) year following the Supply Chain Failure, Supplier (A) provides reasonable evidence and certifies in writing to Customer that Supplier has made a good-faith, reasonable determination that Supplier is again capable of producing the [***] Pump Products at the forecasted levels that were in effect as of the date of the applicable Supply Chain Failure, and (B) obtains a release of Customer from all future liabilities and obligations of any kind or nature arising under Replacement Contracts (as defined in Section 18(d)(iii) above) from the date that Supplier proposes to cure the Supply Chain Failure.

19. Recall and Regulatory Obligations.

(a) Product Recalls. Supplier will conduct (with the reasonable cooperation of Customer) and pay the costs and expenses associated with any mandatory recall of any [***] Products required by any governmental agency (other than recalls relating to product labeling). In addition, Supplier will conduct (with the reasonable cooperation of Customer) and pay the costs and expenses associated with any voluntary recall of any [***] Product that Supplier reasonably approves based on (i) safety risks to users of such [***] Product, or (ii) failure of such [***] Product to meet the Product Specifications applicable to that [***] Product, or (iii) failure to conform to any of the standards and specifications set forth in Section 6(a)(i). Customer has the sole authority to unilaterally recall any [***] Products due to other reasons, but in such event will both conduct the recall (with the reasonable cooperation of Supplier) and pay all costs and expenses associated with such recall.

(b) Notice of Other Recalls. Supplier will promptly notify Customer of any recall of any clinical nutrition delivery product manufactured by Supplier other than the [***] Products. Customer will promptly notify Supplier of any recall of any clinical nutrition pump or disposable set manufactured, sold, or placed by Customer other than the [***] Products.

(c) Regulatory Compliance. Customer shall be responsible, at its own expense for complying with all applicable national, state, regional and local laws and regulations in performing its duties hereunder and in any of its dealings with respect to the [***] Products, including all regulatory activities necessary to maintain the [***] Products' CE Mark and other regulatory approvals within the Territory.

20. New Products. By mutual written agreement, the parties may, from time to time, add to this Agreement additional products to be manufactured and supplied by Supplier under the terms and conditions hereof. Pricing and other specific terms for any such additional products shall be mutually agreed upon between the parties. This provision shall not apply to Supplier Funded Product Improvements, which shall be made available to Customer under Section 10(b).

21. Survival. Any provision of this Agreement which contemplates performance or the existence of rights or obligations after the expiration, non-renewal, or termination of this Agreement shall expressly survive such expiration, non-renewal, or termination of this Agreement and shall be binding upon the party or parties obligated thereby in accordance with the terms of this Agreement, subject to any limitations expressly set forth in this Agreement.

22. Amendment or Waiver. This Agreement cannot be changed orally, and no modification of this Agreement shall be recognized nor have any effect, unless the writing in which it is set forth is signed by Customer and Supplier, nor shall any waiver of any of the provisions of this Agreement be effective unless in writing and signed by the party to be charged therewith. The failure of either party to enforce, at any time or for any period of time, the provisions hereof, or the failure of either party to exercise any option herein shall not be construed as a waiver of such provision or option and shall in no way affect that party's right to enforce such provisions or exercise such option. No waiver of any provision hereof shall be deemed a waiver of any succeeding breach of the same or any other provisions of this Agreement.

23. Dispute Resolution; Governing Law; Injunctive Relief.

(a) Negotiations. The parties agree that they will attempt in good faith to resolve any controversy, claim, dispute or question between them arising out of or relating to this Agreement, including the construction or application of this Agreement, promptly by negotiations between the parties, beginning with discussions between the Designated Representatives. If a controversy or claim should arise, the Designated Representatives of the parties, as well as other appropriate representatives, will meet at least once and will attempt to resolve the matter. Either of the Designated Representatives may request the other to meet within fourteen (14) days, at a mutually agreed time and place.

(b) Mediation. If the matter has not been resolved within thirty (30) days of this meeting, the controversy or claim shall be submitted to non-binding mediation by a mediator chosen from names of mediators furnished by JAMS or American Arbitration Association. The mediation shall occur in New York City, New York, U.S.A.

(c) Litigation. In the event that differences concerning matters covered by this Agreement arise that are not resolved by mutual agreement via negotiations or mediation as described above, the parties agree that any action or proceeding arising out of or relating to this Agreement shall be heard and decided by a non-jury bench trial in New York City, New York, U.S.A. Each party hereto irrevocably submits to the jurisdiction of the appropriate state court covering New York City, New York, U.S.A., and each party hereby irrevocably agrees that all claims in respect of any such action or proceeding must be brought and/or defended in such court; provided, however, that matters which are under the exclusive jurisdiction of the Federal courts shall be brought in the Federal District Court covering New York City, New York, U.S.A.

(d) Governing Law. The provisions of this Agreement shall be governed by and construed in accordance with the laws of the State of New York, U.S.A. (excluding any conflict of law rule or principle that would refer to the laws of another jurisdiction and the U.N. Convention on Contracts for the International Sales of Goods). EACH PARTY HERETO HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVES, TO THE FULLEST EXTENT IT MAY LEGALLY AND EFFECTIVELY DO SO, TRIAL BY JURY IN ANY SUIT, ACTION OR PROCEEDING ARISING HEREUNDER.

(e) Injunctive Relief. Each of the parties acknowledge and agree that the other parties will be damaged irreparably if certain provisions of this Agreement (specifically including the obligations of confidentiality set forth in Section 15 herein) are not performed in accordance with their specific terms or otherwise are breached. Accordingly, notwithstanding any other provision in this Agreement the damaged party shall have the right to pursue a claim for injunctive relief, damages and attorneys' fees in any court of competent jurisdiction for the other party's breach of any covenant, agreement or obligation, in addition to any other relief available to them under this Agreement or under applicable law.

(f) Fees. The parties shall equally split the fees of any mediation, but in any arbitration or permissible legal proceedings, the prevailing party shall be entitled to reasonable attorneys' fees, costs and other disbursements in addition to any other relief to which such party may be entitled.

24. Counterparts. This Agreement may be executed in multiple counterparts, which taken together shall constitute one instrument and each of which shall be considered an original for all purposes.

25. Notices. Any and all notices permitted or required to be given hereunder shall be deemed duly given: (i) upon actual delivery, if delivery is by hand;
(ii) upon delivery by overnight express courier (i.e. DHL or FedEx); or (iii) upon facsimile transmission, so long as the original is then sent by overnight express courier delivery. Each such notice shall be sent to the respective party at the address indicated below:


         If to ZEVEX:                       ZEVEX International Inc.
                                            4314 ZEVEX Park Lane
                                            Salt Lake City, Utah  84123
                                            Attn: Chairman and CEO
                                            Fax: (801) 264-1051
                                            with a copy to the CFO
                                            at the same address.

         If to Numico:                      Numico Trading B.V.
                                            Numico Beech Avenue 54-80
                                            1119 PW Schiphol-Rijk
                                            The Netherlands
                                            Attn:  Luc Volatier, V.P. of
                                            Purchasing Worldwide
                                            Fax: 31206586159

         If to Nutricia:                    c/o Nutricia International B.V.
                                            Numico Beech Avenue 54-80
                                            1119 PW Schiphol-Rijk
                                            The Netherlands
                                            Attn: Rob Heutink, V.P.
                                            Manufacturing and Supply,
                                            Emerging Markets
                                            Fax: 31206586884

or such other address or facsimile number as any of the persons designated above may have specified in a notice or communication duly given to the other designated person as provided herein.

26. Binding Effect; Non-Assignability. This Agreement shall be binding upon and enforceable against the parties hereto and their respective successors and permitted assigns. Neither party shall assign or subcontract (except as expressly allowed hereunder) its rights and obligations under this Agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld; provided, however, that either party may assign this Agreement to an affiliate of such party.

27. Relationship of the Parties. The parties are and at all times shall be deemed to be independent contractors and shall be wholly responsible for the goods supplied and services performed under this Agreement. Nothing contained herein shall be construed as creating the relationship of employer/employee or principal/agent. Each party shall assume full responsibility for the actions of its employees as related to the party's obligations under this Agreement. Neither party to this agreement is hereby constituted an agent of the other for any purpose and neither party has the authority to assume or create any obligation, or to make any representation, warranty or guarantee for the other, except as expressly granted or made in this agreement.

28. Force Majeure. Neither party shall be responsible or liable for any default in performance of this Agreement arising directly or indirectly from any cause beyond such party's control, including fire, flood, earthquake, acts of God, war (declared or undeclared), enemy action, embargo, strike, governmental order, proclamation or regulation, accident, explosion, riot, insurrection, or expropriation of the property by government authority (each such event a "Force Majeure Event"). If a Force Majeure Event occurs, the parties will exert reasonable efforts (including, without limitation, utilizing, as and where appropriate, the contingency plan developed by the parties pursuant to Section 4(b) above) to mitigate the impact of such Force Majeure Event on the business arrangements of the parties set forth in this Agreement and to otherwise carry out the intent and accomplish the objectives of this Agreement.

29. Exhibits and Schedules. Any exhibit or schedule attached hereto is made a part hereof and is fully incorporated herein by reference.

30. Entire Agreement. This Agreement contains the sole and complete understanding of the parties related to its subject matter, and supersedes all oral or written agreements concerning this subject matter made prior to the date of this Agreement.

31. Remedies Not Exclusive. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy will be cumulative and will be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. The election of any one or more remedies will not constitute a waiver of the right to pursue other available remedies.

32. Partial Invalidity. If any provision of this Agreement is adjudged to be invalid, illegal, or unenforceable, the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired, and the parties shall use their best efforts to substitute a valid, legal, and enforceable provision which, insofar as practical, implements the purposes of this Agreement.

33. Language; Interpretation. The language controlling the construction and interpretation of this Agreement shall be English. Section headings are included solely for convenience and shall not constitute a part hereof. Unless the context otherwise requires, words importing the singular shall be deemed to import the plural and vice versa.

34. Third Party Beneficiaries. No person or entity shall be a third-party beneficiary of this Agreement, except that Supplier acknowledges and agrees that its obligations under the product warranties set forth in Section 7(g) above shall be deemed as commitments to all affiliates of Customer as third-party beneficiaries.

35. Media Relations. Each of Customer and Supplier agree that during the Term each will not, and will cause its affiliates not to, disparage each other or release commercially sensitive information about each other in any oral, written, or electronic public statements (including without limitation in any securities filing with the U.S. Securities and Exchange Commission) concerning any matters relating to or arising from this Agreement.

         IN WITNESS WHEREOF, the parties enter into this Agreement effective as of the Effective Date.



         ZEVEX INTERNATIONAL, INC.



         By:
            --------------------------------------------------

         Name:
              ------------------------------------------------

         Title:
               -----------------------------------------------



         NUTRICIA INTERNATIONAL, B.V.



         By:
            --------------------------------------------------

         Name:
              ------------------------------------------------

         Title:
               -----------------------------------------------



         NUMICO TRADING B.V.



         By:
            --------------------------------------------------

         Name:
              ------------------------------------------------

         Title:
               -----------------------------------------------

                                    EXHIBIT A

                         [***] DISPOSABLE SET COMPONENTS


ZEVEX Part Number          Description
[***] [***] Pump LIM Segment [***] [***] [***] Pump Cassette

                                    EXHIBIT B

                             [***] PUMP ACCESSORIES


ZEVEX Part Number          Description
[***]                      Flocare [***] AC Adapter/Charger
[***]                      Flocare [***] Pole Clamp
[***]                      Flocare [***] Nurse Call
[***]                      ZEVEX Custom [***] Carry Pack
[***]                      Operator's Manual for Flocare [***] (Western Europe)
[***]                      Operator's Manual for Flocare [***] +(Western Europe)
[***]                      Operator's Manual for Flocare [***] Paediatric
                           (Western Europe)
[***]                      Operator's Manual for Flocare [***] (UK - Export)
[***]                      Operator's Manual for Flocare [***] + (UK - Export)
[***]                      Operator's Manual for Flocare [***] Paediatric
                           (UK - Export)

                                    EXHIBIT C

                             INITIAL PRODUCT PRICES

Product Pricing for [***] Pump Kits:

         The Initial Product Price for each [***] Pump Kit will be [***] (U.S. Dollars), which includes [***] under this Agreement and a [***] royalty payment under the [***] Pump License Agreement.

Product Pricing for individual [***] Pump Accessories:

         The Initial Product Price for individual [***] Pump Accessories will be calculated using the following formula:

[***] x Manufacturing Cost = Initial Product Price for such [***] Pump Accessory



ZEVEX                                                                                Initial
Part Number       Description                                                        Manufacturing Cost
-----------       -----------                                                        ------------------
[***]             Battery Pack                                                                   [***]
[***]             Door, Flocare [***], individually packaged                                     [***]
[***]             Door, Flocare [***] +, individually packaged                                   [***]
[***]             Door, Flocare  [***] Paediatric, individually packaged                         [***]
[***]             Flocare [***] AC Adapter/Charger, individually packaged                        [***]
                           (Plug must also be purchased)
[***]             Plug, UK                                                                       [***]
[***]             Plug, Euro                                                                     [***]
[***]             Plug, Australian                                                               [***]
[***]             Plug, IEC 320                                                                  [***]
[***]             Flocare [***] Pole Clamp, individually packaged                                [***]
                           [***] units per year minimum annual purchase
                                 quantity)
[***]             Flocare [***] Nurse Call [***] [***] units per year
                                minimum annual purchase quantity)
[***]             ZEVEX Custom [***] Carry Pack                                                  [***]
[***]             Operator's Manual for Flocare [***] (Western Europe)                           [***]
[***]             Operator's Manual for Flocare [***] + (Western Europe)                         [***]
[***]             Operator's Manual for Flocare [***] Paediatric (Western Europe)                [***]
[***]             Operator's Manual for Flocare [***] (UK - Export)                              [***]
[***              Operator's Manual for Flocare [***] + (UK - Export)                            [***]
[***1             Operator's Manual for Flocare [***] Paediatric (UK - Export)                   [***]


For purposes of this Agreement, "Manufacturing Cost" will be the price paid by Supplier to its supplier for such [***] Pump Accessory, when no assembly is required by Supplier.

                                    EXHIBIT D

                         MAXIMUM MONTHLY PRODUCT AMOUNT


The Maximum Monthly Product Amount for the [***] Pump Kits is [***] units per calendar month.

                                    EXHIBIT E

                           MINIMUM PURCHASE COMMITMENT



               The Minimum Purchase Commitment for [***] Pump Kits is [***] units per calendar year.

                                    EXHIBIT F

                             PRODUCT SPECIFICATIONS


The product specifications for the [***] Products are documented in the Flocare [***] Enteral Feeding Pump User Requirements, ZEVEX document number [***] and Flocare [***] Enteral Feeding Pump Nurse Call User Requirements, ZEVEX document number [***].

                                    EXHIBIT G

                        CRITICAL COMPONENTS AND SUPPLIERS


ZEVEX
Part Number                Description                                 Supplier
-----------                -----------                                 --------
[***]                      Housing, Bottom, [***] Pump                    [***]
[***]                      Housing, Top, Flocare [***]                    [***]
[***]                      Housing, Top, Flocare [***] +/Paediatric       [***]
[***]                      Cover, Flocare [***]                           [***]
[***]                      Cover, Flocare [***] +                         [***]
[***]                      Cover, Flocare [***] Paediatric                [***]
[***]                      Motor                                          [***]
[***]                      Flocare [***] AC Adapter/Charger               [***]

       CONFIDENTIAL INFORMATION OF ZEVEX International, Inc.

[*Confidential treatment has been requested as to certain portions of this document. Each such portion, which has been omitted herein and replaced with an asterisk [***], has been filed separately with the Securities and Exchange Commission.]


                                                                  Exhibit 10.33


                [***] DISPOSABLE SET COMPONENTS SUPPLY AGREEMENT


         THIS [***] DISPOSABLE SET COMPONENTS SUPPLY AGREEMENT (this "Agreement") is entered into as of July 20, 2004, by and between NUMICO TRADING B.V., a Netherlands corporation with its principal offices at Numico Beech Avenue 54-80, 1119PW, Schiphol-Rijk, The Netherlands ("Numico"), NUTRICIA INTERNATIONAL B.V., a Netherlands corporation with its principal offices at Numico Beech Avenue 54-80, 1119PW, Schiphol-Rijk, The Netherlands ("Nutricia", and, together with Numico, "Customer"), and ZEVEX INTERNATIONAL, INC., a Delaware corporation, with its principal offices at 4314 ZEVEX Park Lane, Salt Lake City, Utah ("Supplier").

                                    RECITALS

         A. Numico and Nutricia are wholly-owned subsidiaries of Royal Numico N.V., a Netherlands corporation ("Royal Numico"), which is a world leader in the manufacturing and marketing of clinical nutrition products and related equipment and accessories.

         B. Nutricia is a world leader in the manufacture and marketing of clinical nutrition products.

         C. Numico specializes in the procurement of raw materials, packaging materials and fully-finished products for use in the Nutricia clinical nutrition business.

         D. Supplier is engaged in the business of developing, manufacturing and marketing clinical nutrition delivery devices and accessories.

         E. The parties desire to enter into a relationship in which Supplier will manufacture and supply to Customer, and Customer will commercialize within the Territory, the [***] Disposable Set Components described herein, in accordance with the terms and conditions of this Agreement.

         F. Supplier has previously developed the ZEVEX [***] Pump, which is considered by both parties to be superior in technology, features, and performance to other pumps currently offered within the Territory, and which has been customized as the "Flocare [***] Pump" at Supplier's expense to meet Customer's needs.

         G. Customer desires to purchase and Supplier is willing to manufacture and supply [***] Disposable Set Components for use with the Flocare [***] Pumps.


                                    AGREEMENT

         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants contained in this Agreement, and for other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Definitions. Capitalized terms not otherwise defined herein shall bear the respective meanings given to them below:

                  "Bankruptcy Event" means that, with respect to an entity, such entity shall (a) make a general assignment for the benefit of creditors or an agent authorized to liquidate its assets, (b) become the subject of bankruptcy or insolvency proceedings or other proceedings for relief under any bankruptcy or other law for the relief of debtors, where, with respect to an involuntary petition in bankruptcy, the petition shall not have been stayed within thirty (30) days, (c) apply to a court for the appointment of a receiver or custodian for substantially all of its assets or properties, with or without consent, and such receiver is not discharged within thirty (30) days after appointment, or (d) adopt a plan of complete liquidation of its assets.

                  "CE Mark" shall mean an indication that a product complies with the essential requirements of applicable directives and that the product has been subject to conformity assessment procedures as provided in the directives.

                  "Change of Control of Supplier" means (i) any transaction as a result of which any person or entity is the "beneficial owner" (as defined in Rule 13d-3 of the U.S. Securities and Exchange Act of 1934), directly or indirectly, of securities of the Supplier representing more than 50% of the total voting power represented by the Supplier's then outstanding voting securities; or (ii) the sale, transfer or other disposition of all or substantially all of Supplier's assets; in either case where the new controlling party would materially benefit from Customer's failure in the clinical nutrition market; provided, however, that a transaction shall not constitute a Change of Control (x) if its sole purpose is to change the state of Supplier's incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held Supplier's securities immediately before such transaction, or (y) if a then current officer or director of Supplier is the new controlling party or is a member of the group or entity that is the new controlling party; provided, however, that the new controlling party would not materially benefit from Customer's failure in the clinical nutrition market.

                  "Commercially Reasonable Efforts" shall mean those efforts that a reasonably prudent business person would make under similar circumstances, including entering into contractual arrangements in appropriate circumstances.

                  "Confidentiality Breach by Customer" means a material breach by Customer of (i) Section 14 of this Agreement, (ii) Section 15 of the [***] Pump Supply Agreement, (iii) Section 4 of the [***] Pump License Agreement, and/or (iv) Section 4 of the [***] Disposable Set Components License Agreement.

                  "Customer Intellectual Property" shall have the meaning given it in the [***] Pump Supply Agreement.

                  "Exclusivity Breach by Customer" means a material breach by Customer of (i) Sections 5(a) and/or 5(c) of this Agreement, (ii) Sections 5(a), 5(c) and/or 5(f) of the [***] Pump Supply Agreement,
         (iii) Section 2 of the [***] Pump License Agreement, and/or (iv)
         Section 2 of the [***] Disposable Set Components License Agreement.

                  "Flocare 800 Pump Manufacturing Agreement" means that certain Flocare 800 Pump Manufacturing Agreement of even date herewith between the parties.

                  "Flocare [***] Pump" shall mean ZEVEX' [***] Pump, as it has been customized for Customer.

                  "[***] Disposable Set Components" means the following individual components of the [***] Disposable Sets: (1) the [***] Pump LIM Segment - Lilac [***], and (2) the [***] Pump Cassette [***].

                  "[***] Disposable Set Components License Agreement" means that certain License Agreement for the [***] Disposable Set Components.

                  "[***] Disposable Sets" means disposable sets for use with the Flocare [***] Pumps.

                  "[***] Products" shall mean the Flocare [***] Pump, [***] Pump Accessories and [***] Disposable Set Components (i.e., the [***] LIM Pump Segment and [***] Cassette).

                  "[***] Pump Accessories" means individual accessories to be used with the Flocare [***] Pumps, including AC adapters/chargers, pole clamps, nurse calls, operator's manuals, and carry packs described in the [***] Pump Supply Agreement.

                  "[***] Pump License Agreement" shall have the meaning given it in Section 14(b)(ii) below.

                  "[***] Pump Supply Agreement" means the [***] Pump Supply Agreement of even date herewith between the parties.

                  "Initial Product Prices" means the prices at which [***] Disposable Set Components shall be sold by Supplier to Customer or its affiliates, which will be calculated and determined in accordance with the formulas and terms set forth in Exhibit A hereto.

                  "Know-How" shall have the same meaning as that term is given in the [***] Disposable Set Components License Agreement.

                  "Maintenance and Service Agreement" means that certain Maintenance and Service Agreement of even date herewith between the parties.

                  "Patents" shall have the same meaning as that term is given in the [***] Disposable Set Components License Agreement.

                  "Product Specifications" means the technical, manufacturing, and functional specifications for the [***] Disposable Set Components set forth in [***] and [***].

                  "Related Agreements" means the Flocare 800 Pump Manufacturing Agreement, the [***] Disposable Set Components License Agreement, the [***] Pump Supply Agreement, the [***] Pump License Agreement, and the Maintenance and Service Agreement.

                  "Supplier's Facility" means Supplier's manufacturing facility located at 4314 ZEVEX Park Lane, Salt Lake City, Utah, 84123.

                  "Supplier Intellectual Property" means the Know-How, and the Patents, as well as (i) the [***] Trademarks, all (ii) copyrights (registered and unregistered) and copyrightable works and registrations and applications for registration thereof, (iii) mask works and registrations and applications for registration thereof, (iv) computer software, data, data bases and documentation thereof, (v) other intellectual property rights and (vi) copies and tangible embodiments thereof (in whatever form or medium) which relate to the [***] Disposable Set Components.

                  "Supplier Termination Period" means a thirty (30) day period that begins on the sixtieth (60th) day following notice by Supplier to Customer of a Confidentiality Breach by Customer, an Exclusivity Breach by Customer, or any other material breach by Customer, as applicable.

                  "Supplier Trademarks" shall have the same meaning as the term "[***] Trademarks" is given in the [***] Disposable Set Components License Agreement.

                  "Territory" shall mean the countries designated in the following chart:


         ---------------------------------------------------------- ------------------------------------------------
         Austria, Belgium, Denmark, Finland, France, Germany,        Bulgaria, Czech Republic, Hungary,
         Greece, Ireland, Italy, Latvia, Luxembourg, The             Poland, Russia, Slovakia, Ukraine,
         Netherlands, Norway, Portugal, Spain, Sweden,               United Arab Emirates, Turkey
         Switzerland, United Kingdom
         ---------------------------------------------------------- ------------------------------------------------
         ---------------------------------------------------------- ------------------------------------------------
         Australia, New Zealand                                     China, Indonesia, Malaysia, Taiwan
         ---------------------------------------------------------- ------------------------------------------------
         ---------------------------------------------------------- ------------------------------------------------
         Argentina, Brazil                                          South-Africa
         ---------------------------------------------------------- ------------------------------------------------


                  "ZEVEX [***] Disposable Set Components" means Supplier's [***] Disposable Set Components used with the ZEVEX [***] Pump, without the customizations made for Customer in order to facilitate the use of such components with the Flocare [***] Pump.

                  "ZEVEX [***] Products" means Supplier's [***] Pump, accessories, disposable sets, and ZEVEX [***] Disposable Set Components without any customizations made for Customer.

2. Effective Date and Term. The term of this Agreement shall begin on July 20, 2004 (the "Effective Date"), and shall end on the earlier of (i) the tenth anniversary of the date upon which the [***] Pump Supply Agreement is terminated, or (ii) the date that no Flocare [***] Pump placed or sold by Customer is in service (the "Term"); provided that at any time on or after January 1, 2008, Customer may give notice to Supplier of its intention for any reason to terminate this Agreement, and, if such notice is given, the term of this Agreement shall expire two years from the date of such notice, unless it is earlier terminated pursuant to Section 15 below.

3. Appointment of Supplier. Subject to the other provisions of this Agreement, Customer hereby appoints Supplier, and Supplier hereby accepts such appointment, as the exclusive manufacturer and supplier to Customer of [***] Disposable Set Components, in accordance with the terms and conditions of this Agreement.

4.                Certain Mutual Obligations.

(a) Development of Start-Up Plan for [***] Disposable Set Components. Within thirty (30) days after the Effective Date, the parties will work together in good faith to develop a plan to prepare to accept orders for the [***] Disposable Set Components within ninety (90) days of the Effective Date.

(b) Development of Contingency Plan. Within 30 days of the Effective Date, the parties will work together in good faith to develop a contingency plan to ensure continuity of supply in the event of adverse actions by Supplier or Supplier's suppliers. This plan will be reviewed and updated at Quarterly Meetings (as defined in Section 7(f)(ii) below).

(c) Provision of Certain Financial Information. Throughout the Term of this Agreement, each party will provide its financial information to the other in the same form and at approximately the same time that such information is made available to the public through normal channels of regulatory disclosure (such as disclosure in a 10-K, 10-Q, or 8-K filed with the U.S. Securities and Exchange Commission).

5.                Certain Customer Obligations.

(a) Customer covenants and agrees to use Commercially Reasonable Efforts to ensure that the [***] Disposable Set Components and/or [***] Disposable Sets will only be placed or sold for use or further resale within the Territory, and that it will have no rights to commercialize, place or sell [***] Disposable Set Components and/or [***] Disposable Sets anywhere outside of the Territory, including, without limitation, in North America.

(b) Customer will execute and file a Declaration of Conformity on [***] Disposable Sets to establish the CE Mark for the [***] Disposable Sets in the Territory, establishing Nutricia HealthCare S.A. (Rue Pra de Plan, CH 1618 Chatel-St.-Denis, Switzerland), or such other affiliated entity of Customer as Customer may desire, as the legal manufacturer of the [***] Disposable Sets in the Territory.

(c) Subject to the other terms and conditions of this Agreement, Customer will only sell in the Territory [***] Disposable Sets made from components that it has purchased from Supplier under this Agreement. Customer will only sell [***] Disposable Sets for use with Flocare [***] Pumps that it has placed with or sold to its customers within the Territory.

(d) Regulatory Approvals. Customer will use Commercially Reasonable Efforts to obtain regulatory approvals of the [***] Disposable Sets in each country within the Territory within six (6) months of the Effective Date of this Agreement.

6.                Certain Supplier Obligations.

(a)               Manufacturing Practices and Standards.

(i)      Compliance  with  Standards  and  Specifications.
         ------------------------------------------------
         Supplier represents and warrants that it has an established standard operating procedure ("SOP") for the manufacture and supply of the [***] Disposable Set Components and that such SOP contains operating standards or procedures that are at least as good as those prevailing in the industry for a comparable supplier. Supplier has designed and will manufacture the [***] Disposable Set Components according to (1) the Product Specifications applicable to the [***] Disposable Set Components, (2) Supplier's SOP, and (3) the standards established by the FDA for current Good Manufacturing Practices, as established by the FDA for current Good Manufacturing Practices, as specified in 21 CFR ss.820 Quality System Regulations; 21 CFR ss.807 Established Registration and Device Listing for Manufacturers of Devices; 21 CFR ss.803 Medical Device Reporting; 21 CFR ss.801 Medical Devices Reports of Corrections and Removals; the Federal Food, Drug and Cosmetic Act, as amended; ISO 13485 Medical Devices
         - Quality management systems - Requirements for regulatory purposes; and European Council Directive 93/42/EEC of 14 June 1993 concerning medical devices. This Section 6(a)(i) is not intended to limit Supplier's obligations to indemnify Customer under
         Section 16(a).

(ii)              Changes in Manufacturing Processes, Materials, or Components.

(1) Changes Initiated by Supplier. During the Term of this Agreement, Supplier shall have the right to make such changes as may be reasonably necessary to incorporate new technology or improve manufacturing processes by providing prior notice to Customer; provided, however, that if such changes (A) modify in any material fashion the [***] Disposable Set Components (as determined by Supplier in its reasonable discretion), or (B) change any of the suppliers and/or components listed in Exhibit B, then Supplier shall notify Customer and shall refrain from making any such changes without the prior written consent of Customer, which consent may not be unreasonably withheld.

(2) Changes Initiated by Customer. Customer may propose changes to the Product Specifications or the general manufacturing process from time-to-time by submitting to Supplier a written engineering change request ("ECR"). Changes requested by Customer which are necessary in order to make any [***] Disposable Set Component comply with any of the standards set forth in Section 6(a)(i) or with the laws and regulations of any jurisdiction within the Territory, shall not be considered to be an ECR and shall be made promptly by Supplier at no charge to Customer; provided, that if any such change resulting from the requirements of the laws and regulations of any jurisdiction within the Territory is economically impractical (as determined in Supplier's reasonable discretion), then such change will be considered to be an ECR. With respect to each ECR submitted by Customer, Supplier shall determine and advise Customer in writing if the proposed change is acceptable. No changes to the Product Specifications or significant change to the manufacturing process shall be made without the prior approval of both parties hereto, which shall be evidenced by their signatures on the final ECR. All costs associated with an ECR, including scrapping of existing component inventory or rework costs, shall be borne by Customer and shall be agreed to in writing by the parties prior to implementing any change. Non-urgent ECRs shall be processed by Supplier within ten (10) working days, and acceptance or rejection of the request shall be acknowledged by Supplier within that time. In the event that Customer considers the ECR urgent, notice of such urgency shall be made at the time of request to Supplier, and the parties shall agree on a priority for the ECR. To expedite the implementation of approved, urgent ECRs, it may be necessary for Supplier to use redlined drawings and/or documentation to initiate the change. However, the use of any redlined drawings or documents for manufacturing purposes shall be permitted only upon the written approval of Customer.

(iii) Packaging. Customer will provide Supplier with finished artwork to be used by Supplier in producing the product packaging for [***] Disposable Sets which shall be subject, in all cases, to the final approval of Customer.

(b)               Inspection and Documents; Audits.

(i)      Inspections by Customer.
         -----------------------
         Supplier shall permit Customer or its agents, during reasonable business hours and upon at least two weeks advance notice, access to inspect Supplier's facility where the [***] Disposable Set Components are handled, stored, or tested, as well as records relating to the manufacture, storage, handling, or testing of the [***] Disposable Set Components. Customer shall conduct such inspection in a manner as to minimize disruption of Supplier's ongoing operations, and Supplier shall reasonably assist Customer with such inspections. Supplier hereby acknowledges and agrees that Customer's right to inspect Supplier's facilities to ensure such compliance does not in any way limit Customer's rights and that any failure by Customer to exercise such right(s) shall not be held against Customer for any reason whatsoever and shall not diminish or constitute a waiver of Supplier's responsibility for the proper performance of its duties and obligations hereunder.

(ii) Inspections by Government Authorities. Supplier shall extend the same inspection privileges set forth in Section 6(b)(i) to agents of the FDA or other governmental authorities as required by law. Supplier shall notify Customer within five
                  (5) working days of any such inspection related to [***] Disposable Set Components or ZEVEX [***] Products. In addition, Supplier shall provide Customer with copies of any and all inspection reports relating to the manufacture of [***] Disposable Set Components or ZEVEX [***] Products from the FDA or other relevant governmental authority within five
                  (5) working days of receipt of such reports.

(iii)    Documents  and Records.
         ----------------------
         Upon request by Customer, Supplier shall furnish Customer with complete and accurate information and copies of documents necessary for Customer to: (A) provide Customer assurance that the [***] Disposable Set Components were manufactured and supplied in accordance with this Agreement and in compliance with applicable
         Laws, (B) enable Customer to ensure that the [***] Disposable Set Components comply with the labeling claims made for [***] Disposable Set Components,(C) secure all governmental licenses, registrations or approvals for the [***] Disposable Set Components as required by applicable laws in the Territory, and (D) respond to all governmental inquiries or requests.

(iv) Important Changes or Events. Supplier shall immediately inform Customer of any event or circumstance, including but not limited to, a Change of Control of Supplier, or an adverse change in the financial status of Supplier or its affiliated companies that may directly or indirectly prejudice Supplier's ability to comply with any of its undertakings in this Agreement, and, particularly, that may affect its manufacture and supply of the [***] Disposable Set Components, its dedicated production quantity capacity, or any other matter that materially and adversely affects the ability of Supplier to perform its obligations under this Agreement.

(v) No Waiver. Supplier acknowledges and agrees that Customer shall have the right, upon request, to confirm or verify that Supplier is in compliance with Section 6 hereof including the right to inspect Supplier's facilities pursuant to Section 6(b)(i) hereof to ensure such compliance.

(c) No Conflicts. During the term of this Agreement, Supplier will not supply or sell any [***] Disposable Set Components, [***] Disposable Sets, ZEVEX [***] Disposable Set Components, or ZEVEX [***] Disposable Sets into the Territory, but Supplier may supply or sell or place any of its other disposable sets into the Territory so long as such disposable sets do not incorporate Supplier's technologies under the Patents other than the LifeGuard(R) anti-free flow protection technology.

(d)               Subcontractors; Suppliers and Distributors; Manufacturing
                  Location.

(i) Subcontractors. Supplier shall exert Commercially Reasonable Efforts to ensure that its subcontractors comply with the necessary manufacturing requirements relating to the manufacture of the [***] Disposable Set Components.

(ii)              Suppliers and Distributors.

(1) Suppliers. Supplier will exert Commercially Reasonable Efforts to assist Customer in gaining access and documentation from any supplier used by Supplier in performing its obligations hereunder. Supplier will exert Commercially Reasonable Efforts to prevent its suppliers from supplying [***] Disposable Set Components to any party other than Supplier.

(2) Distributors. Supplier will exert Commercially Reasonable Efforts to prevent its distributors from directly or indirectly selling any ZEVEX [***] Disposable Set Components into the Territory.

7.                Ordering, Supplying, and Rejecting [***] Disposable Set
                  Components.

(a) Ordering [***] Disposable Set Components. Beginning as of the date that the production tools for the [***] Disposable Set Components become ready, which is currently projected to take place in September 2004 for cassettes and January 2005 for LIM segments, in addition to the other provisions of this Agreement, the following procedures shall apply to Customer's ordering and purchasing of, and Supplier's manufacture, sale, and delivery of, [***] Disposable Set Components:

                           (i) Customer will provide Supplier with non-binding annual estimates for its anticipated purchases of [***] Disposable Set Components. Supplier shall use each such forecast to plan capacity and order raw materials and component parts to support those forecasts. Pricing for the [***] Disposable Set Components will be based on the pricing formula for such components set forth in Exhibit A, as applied based on the Supplier's manufacturing costs for the [***] Disposable Set Components as affected by the estimated annual requirements. Customer's annual estimate will indicate Supplier is selling parts to Customer Ex-Works from Supplier's source of manufacture. Supplier will request that Customer provide a new annual estimate of annual requirements at least 3 months before the end of a pending annual period. Supplier will continue to maintain availability of bins of components through the end of the pending annual period. Customer must provide a new annual estimate at least 2 months before the end of a pending annual period. At each Quarterly Meeting of the parties, the parties will discuss the estimated volume of [***] Disposable Set Components to be purchased by Customer during that year and will mutually agree to any revisions to that estimate. Thereafter, the parties may mutually agree to any adjustments to the pricing for the [***] Disposable Set Components based on the pricing formula contained in the [***] Pump Supply Agreement, as applied to any adjustment to Supplier's manufacturing costs for the [***] Disposable Set Components resulting from the adjustments to the estimated annual requirements. Notwithstanding the pricing adjustments made throughout any calendar year as set forth above, within thirty (30) days following the conclusion of each calendar year, the parties will compare (a) the amount determined by applying the pricing formula for the [***] Disposable Set Components to the aggregate actual manufacturing costs for the [***] Disposable Set purchased by Customer during that year (the "Actual Aggregate Price"), to (b) the aggregate amount actually invoiced to Customer for [***] Disposable Set Components during that calendar year (the "Actual Payments"). If the Actual Aggregate Price is greater than the Actual Payments, then Customer will pay the difference to Supplier within thirty (30) days. If the Actual Aggregate Price is less than the Actual Payments, then Supplier will pay the difference to Customer within thirty (30) days.

                           (ii) Supplier will ship parts to Customer in fixed quantities referred to as "Bin Quantities". Bin Quantities shall be agreed to by Supplier and Customer.

                           (iii) Customer will make a call-off via email to Supplier each time a new shipment is required. All call-offs made under this Agreement will be confirmed by the Supplier to Customer via email within 1 business day.

                           (iv) Supplier agrees to manage the delivery performance and part quality of Supplier's manufacturing sources to meet the terms of the Agreement.

                           (v) Customer shall notify Supplier immediately when Customer's demand for the current annual period is expected to exceed the current estimate.

                           (vi) Supplier will be responsible for all finished goods inventory (FGI) at Supplier or Supplier's sources as well as specially ordered raw materials. FGI will not exceed the agreed upon two-bin quantity size for each part. Raw material inventory at the Supplier or Supplier's sources will at all times be adequate to support the Customer's requirements.

                           (vii) Current lead-time is seven (7) days. Lead Time is defined as the time from receipt of a call-off from Customer until arrival of the parts at the Port of Entry to Shanghai, PRC, using air freight. The Supplier will advise Customer immediately should there be a change in lead-time.

                           (viii) The Supplier will hold two bin quantities worth of FGI at all times for Customer.

                           (ix) Customer will designate the freight carrier and method for all call-offs to Customer.

                           (x) Initial Bin Quantities are hereby set at [***] pcs per bin for all referenced part numbers (above).

(xi) A change in Bin Quantities will require 30 days notice.

(b) Terms and Conditions. The terms and conditions of this Agreement will apply to each call-off or shipment by Supplier hereunder, regardless of the terms stated on Supplier's invoice. The terms and conditions of Customer's form of purchase order or other business forms will not apply to any order notwithstanding Supplier's acknowledgment or acceptance of such call-off or shipment.

(c) Cancellation of Call-Offs by Supplier. Supplier reserves the right to cancel any call-offs placed by Customer as set forth above, or to refuse or delay shipment thereof, if Customer (i) fails to make any payment when due as provided herein or under the terms of payment set forth in any invoice or otherwise agreed to by Supplier and Customer, or (ii) otherwise fails to comply in all material respects with the terms and conditions of this Agreement and fails to cure such non-compliance within 60 days from the date Supplier notifies Customer of such failure to comply. No such cancellation, refusal or delay will, by itself, be deemed a termination or breach of this Agreement by Supplier.

(d)      Supplying [***] Disposable Set Components.

(i)      Components,  and Raw  Materials.
         -------------------------------
         Supplier shall acquire all raw and packaging materials solely from manufacturers and suppliers that meet industry standards of acceptability and comply fully with all Laws(as hereinafter defined). Supplier may purchase and maintain up to a six (6) month supply of raw materials and component parts necessary for the manufacture and supply of the [***] Disposable Set Components according to the 12-month estimates. If Supplier so elects, Supplier shall sell to Customer and Customer shall purchase any such raw materials and component parts that are not used by Supplier in accordance with the 12-month estimate referred to in the previous sentence within nine
         (9) months from the date they are received by Supplier at Supplier's standard cost plus [***]. To assist Supplier in determining the need for such items, Customer will use Commercially Reasonable Efforts to apprise Supplier of significant developments, such as market conditions, customer demand, and sales forecasts, which may occur with respect to its business as it relates to its requirements for [***] Disposable Set
         Components.

(ii) Shipment. All [***] Disposable Set Components purchased by Customer hereunder will be shipped Ex Works (as defined in INCOTERMS 2000, International Chamber of Commerce), at Supplier's Facility (or, as applicable, at the facility of Supplier's subcontractor(s) for such [***] Disposable Set Components). Customer will be responsible for and will pay all shipping, freight and insurance charges associated with the shipping of the products.

(iii) Title/Risk of Loss. Title to the [***] Disposable Set Components purchased by Customer and all risk of loss or damage will pass to Customer when the products are delivered to a shipper at Supplier's Facility (or, as applicable, at the facility of Supplier's subcontractor(s) for such [***] Disposable Set Components). Customer shall bear the risk of loss or damage in transit.

(iv)     Partial  Shipments.
         ------------------
         Unless Customer clearly advises Supplier to the contrary in writing, Supplier may make partial shipments on account of Customer's orders, to be separately invoiced and paid for when due; provided however, that if the aggregate price of shipping any called-off shipment is higher than the cost would have been if the entire shipment had been shipped at once, then Supplier will reimburse the Customer for the difference in shipping cost, and provided further that all such partial shipments are received by the date on which the total shipment is due under the applicable call-off. Failure to ship all shipments required under a call-off shall constitute a Call-Off Breach under Section 17. Delay in delivery of any shipment shall not relieve Customer of its obligation to accept the remaining deliveries.

(v)      Notice and Effect of Delays in Shipment.

(1)      Notice.
         ------
                  Supplier will notify Customer immediately, of any real or anticipated delays that could impact the supply of [***] Disposable Set Components or the ability of Supplier to fulfill its obligations under this Agreement including, but not limited to, component supply or labor shortages, or events which involve health, safety, building code, or regulatory issues or violations. Supplier shall, in the event of lost production time for any reason, except through the fault of Customer, give Customer first priority from among Supplier's other customers in making up production schedules.

(2)      Effect.
         ------
                  Without prejudice to any other rights of Customer under this Agreement, if Supplier is unable to fulfill any Customer call-off with respect to [***] Disposable Set Components as to quantity or time of shipment (assuming the applicable
                  lead  times  and  quantity   limitations  are satisfied),
                  then Supplier will be subject to a penalty with respect to the relevant call-off of 0.5% of the invoice price of that portion of the call-off that is actually late in shipment for every business day that the shipment date of the products ordered pursuant to that call-off is late; provided, however, that the aggregate penalty under this section for late shipment with respect to any call-off will be capped at 20% of the total purchase price for such portion of the call-off.

(e)      Rejecting Nonconforming [***] Disposable Set Components.

(i)      Defective  [***]  Disposable  Set  Components.
         ---------------------------------------------
         Customer will have no obligation to inspect incoming shipments of [***] Disposable Set Components received from Supplier. However, if after receiving a shipment of [***] Disposable Set Components, Customer reasonably determines that any [***] Disposable Set Component or an entire lot of [***] Disposable Set Components delivered by Supplier fails to meet the Product Specifications, and/ or any other requirements and other specifications established or agreed to from time to time by Customer, and/or any other terms and conditions of this Agreement (the "Defective Products"), Customer shall notify Supplier after discovery of the defect. All Defective Products, other than any Defective Products (or any portions thereof) retained by Customer for testing, evaluating or sampling, shall, at Customer's option, but not earlier than five
         (5) business days after notification to Supplier by Customer in writing, be returned to Supplier, at Supplier's expense, after Customer has obtained a return merchandise authorization number from Supplier for such products. Supplier shall promptly repair or replace, at Supplier's sole discretion, all Defective
         Products returned to Supplier. If Supplier receives any written notice of Defective Products, Supplier shall, at Supplier's expense, ship replacement or repaired [***] Disposable Set Components to the destination designated by Customer as soon as reasonably possible after receipt of such notice, provided that Supplier shall use its best efforts to make any such shipment ready for shipment within five (5) business days after receiving returned Defective Products. In the event that Supplier fails to do so, Customer may treat such failure as a Call-Off Breach pursuant to Section 17. Notwithstanding the foregoing, neither Customer's failure to discover Defective Products nor any of the provisions set forth herein for dealing with Defective Products shall prejudice or affect Customer's other rights or remedies under this Agreement or under applicable Law (as hereinafter defined), including Customer's rights to have Defective Products repaired or replaced under the Product Warranties set forth in this Agreement.

(ii)     Shortfall.
         ---------
         A "Shortfall" shall occur if Customer reasonably determines that there is either (A) a shortfall in the quantity of [***] Disposable Set Components delivered by Supplier pursuant to a call-off, and/ or (B) any shipment of [***] Disposable Set Components delivered by Supplier pursuant to a call-off contains [***] Disposable Set Components that have defects that are manifest and easily visible to the naked eye ("Visually Defective Products"). Customer shall notify Supplier of any Shortfall within five (5) business days of the date Visually Defective Products are received by Customer at Customer's manufacturing facility in Wuxi, China or Chatel, Switzerland. Visually Defective Products shall be returned to Supplier at Supplier's expense, and Supplier shall repair or replace them and redeliver them to Customer in accordance with
         Section 7(e)(i) above. In the case of a Shortfall in quantity, Supplier shall ship a quantity of [***] Disposable Set Components that are not Defective Products and/or Visually Defective Products to the destination designated by Customer to fulfill the entire Call-Off as soon as is reasonably possible, provided that Supplier shall use its best efforts to make any such shipment ready for shipment within five (5) business days after Supplier's receipt of notification of such Shortfall in quantity from Customer. In the case of a Shortfall due to Visually Defective Products, Supplier shall ship a quantity of [***] Disposable Set Components that are not Defective Products and/or Visually Defective Products to the destination designated by Customer to fulfill the entire Call-Off as soon as is reasonably possible, provided that Supplier shall use its best efforts to make any such shipment ready for shipment within five (5) business days after Supplier's receipt of the returned
         Visually Defective Products. Any Shortfall that is identified by Customer and is communicated in writing by Customer to Supplier within five (5) business days of Customer's receipt of a shipment shall be deemed a Call-Off Breach under Section 17. If Customer does not notify Supplier of a Shortfall within five (5) business days of a shipment, a Call-Off Breach shall not be deemed to have occurred, and Customer shall retain, without limitation, all its other rights and remedies conferred under this Agreement.

(f)      Ongoing Communication and Business Review.

(i) Designated Representative. Each party agrees to designate one individual within such party's organization to serve as such party's primary point of contact and representative (the "Designated Representative") in such party's relationship and communications with the other party as contemplated in this Agreement. These Designated Representatives shall also involve other appropriate operational, strategic, technical, and regulatory personnel in such communications.

(ii)     Quarterly  Meetings.
         -------------------
         The parties agree to hold a face-to-face meeting at a minimum of once each calendar quarter during the Term for such duration as the parties agree in good faith is necessary to address the various issues that may arise relating to the performance of the parties under this Agreement (the "Quarterly Meetings"). The location of the Quarterly Meetings shall alternate between Supplier's Facility and a Customer facility in the Territory. The parties shall formulate in advance of each meeting a written agenda of material items that each party proposes should be considered together in the meeting, which agenda may include such items as on-time
         delivery,   capacity  planning,  customer complaints,  device master
         record review, performance forecasting, product development, market feedback and trends (including competitor activity), corrective action requests review, contingency plan review, product training and support, and sales review. The parties shall make a reasonable effort to have the Designated Representative present at each Quarterly Meeting, as well as such other individuals as would be appropriate in light of the agenda for the meeting. Each party shall bear all of its own costs and expenses associated with its participation in the Quarterly Meeting. The parties' respective rights to request and receive information hereunder will not be affected or limited by any subject or matter discussed or planned to be discussed at any Quarterly Meeting.

(g) Warranty. Supplier warrants, for a period of 12 months from the date of shipment from Supplier to Customer or any of Customer's distributors, resellers, or customers, as the case may be, that each [***] Disposable Set Component supplied hereunder shall be free from defects in materials, components, design, and workmanship, shall conform to the Product Specifications, and shall be fit for the purpose of delivering the (i) Nutrison Standard, (ii) Nutrison Concentrated, (iii) Nutrison Multi-fibre, (iv) Nutrison Protein Plus Multi-fibre, and (v) Nutrison Low Energy enteral nutrition solutions currently produced by Nutricia (collectively the "Product Warranties"), under the following terms and conditions:

(i) Supplier must be notified in writing of the alleged defect(s) during the term of the warranty; and

(ii) Supplier's warranty shall be voided in the event an [***] Disposable Set Component is subject to abuse, accident, alteration, modification, tampering, or misuse.

(h) No Other Warranties. Supplier provides no warranties under this Agreement except as expressly stated herein. THE WARRANTIES EXPRESSLY STATED IN THIS AGREEMENT ARE EXCLUSIVE TO THIS AGREEMENT AND ARE EXPRESSLY IN LIEU OF ANY IMPLIED WARRANTIES. Furthermore, the warranties provided in this Agreement run only to Customer and not to Customer's customers or end users.

(i) Supplier Obligations for Breach of Warranty. Supplier's obligation with respect to [***] Disposable Set Components that it has supplied to Customer hereunder that fail to comply with the Product Warranties set forth in Section 7(g) above shall be to repair or replace such [***] Disposable Set Components. The remedies available to Customer pursuant to the previous sentence for the failure of [***] Disposable Set Components to comply with the Product Warranties set forth in Section 7(g) above will be the sole and exclusive remedies available to Customer under such Product Warranties. This Section 7(i) is not intended to limit Supplier's obligation to indemnify Customer for certain third party products liability claims as described in Section 16(a)(i).

(j) Warranty Claims. Concurrently with the execution of this Agreement, the parties will enter into the Maintenance and Service Agreement that will provide for the following: (i) reporting of product defects, (ii) the process for responding to warranty claims, and (iii) the process for repairing or replacing damaged or defective [***] Disposable Set Components.

8.       Commercialization of [***] Disposable Sets.

(a)      Commercialization.

(i) Commercialization Efforts by Customer. Customer will have the exclusive right and obligation to use Commercially Reasonable Efforts to commercialize the [***] Disposable Sets for use with Flocare [***] Pumps within the Territory.

(ii) Promotional Materials. Supplier and Customer will cooperate to develop appropriate promotional materials for the [***] Disposable Sets (including manuals, promotional claims, etc.). Customer will translate all manuals, materials, and product labeling relating to the [***] Disposable Sets into the languages of the Territory.

(b) Suitable Inventory and Premises. At all times throughout the Term of this Agreement, Customer will maintain at least a four-week supply of [***] Disposable Set Components on hand in one or more of its facilities located within the Territory for sale in the Territory. If at any time Customer's inventory of [***] Disposable Set Components on hand is depleted below a projected four-week supply of such products, then Customer will promptly order sufficient additional [***] Disposable Set Components to restore its inventory levels to a four-week supply. In addition, throughout the Term of this Agreement, Customer will maintain adequate inventory levels of the [***] Disposable Set Components for demonstration and training purposes.

(c) Conduct of Business. Each of Supplier and Customer will promote the business and company of the other in a manner that reflects favorably on the other, and each will avoid deceptive, misleading, or unethical business practices that are likely to be detrimental to the other, its business, or the general public.

(d) Market Information and Planning. Each of Supplier and Customer will advise the other promptly after they receive information concerning the market for clinical nutrition delivery devices (both within and outside the Territory) and will, from time-to-time, consult with each other with respect to market conditions, sales forecasting, product planning, and promotional activities; provided that neither party will be obligated to disclose any such information to the other if doing so would be a breach of such party's obligations to a third party to maintain the confidentiality of such information.

(e) Compliance with U.S. Export Laws. Customer understands that the [***] Disposable Set Components are restricted by the United States Government from export to certain countries, and Customer agrees that it will not sell [***] Disposable Sets or [***] Disposable Set Components in any way that will violate any of the export control laws or regulations of the United States ("U.S. Export Control Laws"). Supplier will inform Customer from time to time about applicable U.S. Export Control Laws and prohibited countries. Customer will provide to Supplier such documentation and certifications as may be required for compliance with the export control laws of the United States.

(f) Governmental Approvals. If any approval with respect to this Agreement, or the registration thereof, shall be required at any time during the term of this Agreement, with respect to giving legal effect to the Agreement in the Territory, or with respect to compliance with exchange regulations or other requirements so as to assure the right of remittance abroad of U.S. dollars, Customer shall immediately take whatever steps may be necessary in this respect, and any charges incurred in connection therewith shall be for the account of Customer. Customer shall keep Supplier currently informed of its efforts in this regard.

9.       Inspections, Records, and Reporting.

(a) Deliveries and Inventories. In the Quarterly Meetings, Customer will provide to Supplier information about Customer's deliveries of [***] Disposable Sets within the Territory. In addition, upon either party's request, the other party will provide to the requesting party information about the providing party's inventory levels of [***] Disposable Set Components and such other information as the requesting party may reasonably request.

(b) Reports of Alleged Claims. Customer shall notify Supplier in writing of any claim or proceeding involving advertisement or distribution of the [***] Disposable Sets by Customer, including claims asserting infringement of any intellectual property rights by Supplier Intellectual Property or the [***] Disposable Set Components, within ten (10) days after Customer learns of such claim or proceeding. Customer shall also report promptly to Supplier all claimed or suspected product defects relating to the [***] Disposable Set Components. Supplier shall notify Customer in writing of any claim or proceeding involving advertisement or distribution of ZEVEX [***] Products by Supplier outside of the Territory, including claims asserting infringement of any intellectual property rights by Supplier Intellectual Property or ZEVEX [***] Products, within ten (10) days after Supplier learns of such claim or proceeding. Supplier shall also report promptly to Customer all claimed or suspected product defects relating to the ZEVEX [***] Products.

(c) Maintenance of Records. Customer shall maintain records, contracts and accounts relating to the distribution of [***] Disposable Sets and shall permit examination thereof by authorized representatives of Supplier (i) in connection with any recall under Section 18 or (ii) after any written request by Supplier that is based on a reasonable determination by Supplier that it has need to verify the accuracy of information or reports previously provided to Supplier by Customer. At each Quarterly Meeting, Customer will provide to Supplier a written report of the quantities of [***] Disposable Sets sold in each country within the Territory during the prior quarter.

10.      Supplier's Obligations.

(a) Compliance With Laws. Supplier shall comply, and shall ensure that the storage, manufacture, packaging, labeling, supply, and delivery of [***] Disposable Set Components or any components thereof, materially comply with applicable U.S. laws, regulations, rules, and orders (collectively, "Laws"), and shall make such adjustments as may be necessary to effect and maintain such compliance throughout the Term. Without limiting the generality of the foregoing, (i) Supplier's facilities shall comply with all product safety, sanitation, and environmental Laws, (ii) all [***] Disposable Set Components shall be clearly and accurately labeled and packaged in the manner requested by Customer and otherwise as required by all Laws, and (iii) Supplier acknowledges that it is familiar with the Foreign and Corrupt Practices Act of the United States and agrees that it shall at all times comply with such Act in carrying out and performing its duties under this Agreement.

(b) Approvals. Supplier shall obtain, at its sole expense, all governmental, administrative, and other approvals, licenses, permits, and other authorizations and registrations necessary for the operation and conduct of its business, including without limitation, the development, manufacture, and supply of the [***] Disposable Set Components.

(c) Necessary Inventory, Equipment, etc. Supplier shall obtain all inventory, equipment, employees, facilities, and any other item necessary in order to assure that Supplier has, and will have, the ability to perform its obligations hereunder in accordance with the terms and conditions hereof.

11.      Price and Payment Terms.

(a) Prices. Customer shall pay Supplier for the [***] Disposable Set Components at the Initial Product Prices. The Initial Product Prices shall remain unchanged during the first twelve (12) months after the Effective Date. After such initial twelve (12) month period, the Initial Product Prices for [***] Disposable Set Components may be increased by Supplier on an annual basis. Price increases with respect to the [***] Disposable Set Components will be based on cost increases, as contemplated by the formula set forth in Exhibit A. Supplier will notify Customer of cost increases that affect the [***] Disposable Set Components and will provide to Customer such information and documents received by Supplier from Supplier's suppliers that relates to any such cost increases. The product prices, including the Initial Product Prices, for [***] Disposable Set Components shall include the cost of all materials, but do not include shipping costs, taxes, charges, tariffs, and duties, all of which shall be paid by Customer.

(b) Cost Savings. Supplier will exert Commercially Reasonable Efforts to reduce the costs of obtaining the materials used in manufacturing of [***] Disposable Set Components. To the extent that cost savings are actually realized from such efforts, the cost savings shall be split equally between the parties as set forth herein. These cost savings shall be determined by comparing the new cost of materials to the costs that formed the basis for the applicable Initial Product Prices, with reliance on appropriate supporting data. These cost savings shall be shared by reducing the Initial Product Prices by an amount equal to one half of the cost savings.

(c) Payment Terms. Supplier shall provide an invoice to Customer based on the actual amount of [***] Disposable Set Components shipped to Customer or its designee(s). Customer shall cause payment for the [***] Disposable Set Components purchased from Supplier under the terms of this Agreement to be made no later than ninety (90) days from the end of the month in which the product was shipped. Late payments will be subject to a 1.5% penalty per month. All payments will be made via wire transfer in United States currency.

12.      Representations and Warranties.

(a) Supplier's Representations and Warranties. Supplier hereby represents and warrants to Customer that:

(i) It has the full power, capacity, and right to enter into this Agreement;

(ii) All corporate action necessary to authorize Supplier to enter into this Agreement and be legally bound by its terms has been taken;

(iii) Prior to purchase of [***] Disposable Set Components by Customer hereunder, Supplier will own title to such [***] Disposable Set Components free and clear of liens and encumbrances;

(iv) It knows of no pending or threatened action in law or in equity which adversely affects the rights granted herein, and it knows of no basis for any of the foregoing;

(v) To the knowledge of Supplier, neither the execution and delivery of this Agreement nor compliance with the obligations of Supplier hereunder, will violate any law or regulation, or any order or decrees of any court or government instrumentality;

(vi) Neither the execution and delivery of this Agreement nor compliance with the obligations of Supplier hereunder, will conflict with, or result in the breach of, or constitute a default under, any contract, agreement, instrument or judgment to which Supplier or any officer, director, employee or controlling person of Supplier is a party, or which is or purports to be binding upon any of the foregoing persons; and

(vii) No action, approval, or consent, including, but not limited to, any action, approval, or consent by any federal, state, municipal, or other governmental agency, commission, board, bureau, or instrumentality is necessary in order to constitute this Agreement as a valid, binding, and enforceable obligation of Supplier in accordance with its terms.

(b) Customer's Representations and Warranties. Customer hereby represents and warrants that:

(i) It has the full power, capacity, and right to enter into this Agreement;

(ii) All corporate action necessary to authorize Customer to enter into this Agreement and be legally bound by its terms has been taken;

(iii) It knows of no pending or threatened action in law or in equity which adversely affects the rights granted herein, and it knows of no basis for any of the foregoing;

(iv) To the knowledge of Customer, neither the execution and delivery of this Agreement nor compliance with the obligations of Customer hereunder, will violate any law or regulation, or any order or decrees of any court or government instrumentality;

(v) Neither the execution and delivery of this Agreement nor compliance with the obligations of Customer hereunder, will conflict with, or result in the breach of, or constitute a default under, any contract, agreement, instrument or judgment to which Customer or any officer, director, employee or controlling person of Customer is a party, or which is or purports to be binding upon any of the foregoing persons; and

(vi) No action, approval, or consent, including, but not limited to, any action, approval, or consent by any federal, state, municipal, or other governmental agency, commission, board, bureau, or instrumentality is necessary in order to constitute this Agreement as a valid, binding, and enforceable obligation of Customer in accordance with its terms.

13.      Intellectual Property.

(a) Ownership of Product Rights/Intellectual Property Rights. Supplier has and will retain all right, title to, and interest in Supplier Intellectual Property; provided, however, that Supplier has provided a license to Customer with respect to the Supplier Intellectual Property--namely, the [***] Disposable Set Components License Agreement. Customer has and will retain all right, title to, and interest in Customer Intellectual Property.

(b) Representations and Warranties regarding Intellectual Property. Supplier represents and warrants that: (i) Supplier is the sole legal and beneficial owner of the Supplier Intellectual Property.

(ii) To the best knowledge of Supplier, none of Supplier's Intellectual Property infringes or is alleged to infringe upon any patents or other intellectual property rights of any third party.

(iii) All utility patents held by Supplier in the United States with respect to the [***] Disposable Set Components have been applied for in the United States, the European Community, Switzerland, China and Japan. With respect to Supplier Trademarks, the [***] word mark, the [***] logo design, and the ZEVEX word mark have either been filed or the filing process has been initiated in the United States, the European Community, Switzerland, China, and Japan.

(c) Nationalization of Patents. Supplier will use Commercially Reasonable Efforts to nationalize its patents relating to the [***] Disposable Set Components in the following countries in the Territory: United Kingdom, Germany, France, Italy, Benelux, Austria, and China.

(d)      Notice of Infringement.

(i) Supplier shall promptly notify Customer of any actual or apparent infringement of Customer Intellectual Property of which Supplier becomes aware. Customer may, at its sole option and expense, prosecute any suit it deems necessary or appropriate to protect any of Customer's rights to Customer Intellectual Property from and against infringement by third parties anywhere in the world and Supplier shall cooperate fully with Customer in connection with any such action.

(ii) Customer shall promptly notify Supplier of any actual or apparent infringement of Supplier Intellectual Property of which Customer becomes aware. Supplier may, at its sole option and expense, prosecute any suit it deems necessary or appropriate to protect any of Supplier's rights to Supplier Intellectual Property from and against infringement by third parties anywhere in the world and Customer shall cooperate fully with Supplier in connection with any such action.

14.      Confidential Information.

(a)      Confidential and Proprietary Information.

(i) Disclosure to Customer of Manufacturing File for [***] Disposable Set Components. Promptly following the execution of this Agreement by the parties, Supplier will provide Customer with such information relating to the [***] Disposable Set Components as will be necessary for Customer to obtain the CE Mark and comply with other applicable laws and regulations relating to the [***] Disposable Sets and the transactions contemplated by this Agreement.

(ii)     Supplier Obligations with respect to Customer Confidential Information.
         ----------------------------------------------------------------------
         Supplier agrees to hold all confidential information of Customer and its affiliated companies, including without limitation, any information relating to Customer's and its affiliates' business operations, price lists, manufacturing data, marketing information strategies, customer or product lists, research and development information and all other information disclosed by Customer or its 3. affiliates to Supplier ("Customer Confidential Information"), in strict confidence and not to use any of the foregoing commercially for its own benefit or that of anyone else nor for the purpose of developing or improving a product or method for anyone except Customer. Supplier agrees to limit dissemination of and access to Customer Confidential Information only to the persons within Supplier's organization and Supplier's affiliated organizations, including their respective third party contractors, subcontractors, manufacturers and business partners, and then only to those persons who have a need for access thereto, and who have entered into a
         restrictive   agreement   prohibiting  such  personnel  from  doing
         anything with respect to Customer Confidential Information that Supplier would itself be prohibited from doing under this Agreement. Notwithstanding anything to the contrary herein, Supplier may make such disclosures as necessary in connection with the preparation, filing, and dissemination of its filings with the U.S. Securities and Exchange Commission (e.g., 10-Ks, 10-Qs, and 8-Ks) and/or other disclosures as required by applicable law; provided, however, that it shall first notify Customer of any such disclosure in order that the parties may seek appropriate confidential treatment for information they deem to be confidential.

(iii)    Customer Obligations with respect to Supplier Confidential Information.
         ----------------------------------------------------------------------
         Customer agrees to hold all confidential information of Supplier and its affiliated companies, including without limitation, any information relating to Supplier's and its affiliates' business operations, price lists, manufacturing data, marketing information strategies, customer or product lists, research and development information, and all other information disclosed by Supplier or its affiliates to Customer ("Supplier Confidential Information"), in strict confidence and not to use any of the foregoing commercially for its own benefit or that of anyone else. Customer agrees to limit dissemination of and access to Supplier Confidential Information only to the persons within Royal Numico, Numico, and Nutricia, and their affiliates, and their respective third party contractors, subcontractors, manufacturers and business partners, and then only to those  persons  who have a need for  access  thereto,  and who
         have  entered  into a  restrictive agreement   prohibiting  such
         personnel from doing anything with respect to Supplier Confidential Information and such information that Customer would itself be prohibited from doing under this Agreement. Notwithstanding anything to the contrary herein, Customer may make such disclosures as necessary in connection with the preparation, filing, and dissemination of disclosures as required by applicable law; provided, however, that it shall first notify Supplier of any such disclosure in order that the parties may seek
         appropriate   confidential  treatment  for  information  they  deem
         to  be confidential.

(b) Use of Confidential Information of Other Parties. Each party represents, warrants, and covenants that it will not use in the course of its performance under this Agreement, or disclose to the other parties hereto, any confidential or proprietary information of any third party (including competitors of the other parties) without the prior written consent of the party to whom such confidential or proprietary information belongs.

(c) Disclosure does not constitute a License. Neither the execution of this Agreement nor the disclosure of any confidential or proprietary information by one party to the other hereunder shall be construed as granting to the recipient of such information, by implication or otherwise, any right in, or license to, other than expressly contained herein, any present or future proprietary information, patent, trademark, copyright invention, now or hereinafter, owned or controlled by the disclosing party. Each party will be authorized to use the other party's confidential information that is disclosed hereunder only for such purposes as are expressly contemplated by this Agreement.

(d) Notice of Unauthorized Disclosure. If either party becomes aware of any unauthorized disclosure of the other party's confidential information, it will immediately notify the other party of such unauthorized disclosure and will take all reasonable steps to mitigate the potential harm associated with such unauthorized disclosure.

(e) Survival. The provisions regarding Confidential Information shall survive the termination or expiration of this Agreement, except that such obligations shall not limit Customer's rights under the [***] Disposable Set Components License Agreement.

15.      Termination.

(a)      Termination Events.

(i) Upon the failure of Customer to pay to Supplier monies when due by Customer to Supplier hereunder and/or under any of the Related Agreements, Supplier may give notice to Customer of such non-payment. Thereafter, if Customer fails to pay such monies to Supplier within five (5) business days of such notice, then this Agreement shall terminate on that 5th business day. If Customer pays the monies due to Supplier within those five (5) business days, then this Agreement shall not terminate.

(ii) Upon a Confidentiality Breach by Customer, then Supplier may give notice to Customer of such Confidentiality Breach. If Customer fails to cure such Confidentiality Breach within sixty (60) days of such notice, then this Agreement may be terminated by Supplier at any time during the applicable Supplier Termination Period. Supplier's failure to terminate this Agreement during the Supplier Termination Period will constitute a waiver of Supplier's rights to terminate this Agreement by reason of the applicable Confidentiality Breach, but will not constitute a waiver of Supplier's other rights and remedies under this Agreement (or other applicable Related Agreement, if any), or a waiver of future similar breaches.

(iii) Upon an Exclusivity Breach by Customer, then Supplier may give notice to Customer of such Exclusivity Breach. If Customer fails to cure such Exclusivity Breach within sixty (60) days of such notice, then this Agreement may be terminated by Supplier at any time during the applicable Supplier Termination Period. Supplier's failure to terminate this Agreement during the Supplier Termination Period will constitute a waiver of Supplier's rights to terminate this Agreement by reason of the applicable Confidentiality Breach, but will not constitute a waiver of Supplier's other rights and remedies under this Agreement (or other applicable Related Agreement, if any), or a waiver of future similar breaches.

(iv) Upon a material breach of this Agreement by Customer other than any of the material breaches described in Sections 15(a)(i)-(iii) above that occurs after any termination of the [***] Pump Supply Agreement, then Supplier may give notice to Customer of such material breach. If Customer fails to cure such material breach within sixty (60) days of such notice, then this Agreement may be terminated by Supplier at any time during the applicable Supplier Termination Period. Supplier's failure to terminate this Agreement during the Supplier Termination Period will constitute a waiver of Supplier's rights to terminate this Agreement by reason of the applicable breach, but will not constitute a waiver of Supplier's other rights and remedies under this Agreement, or a waiver of future similar breaches.

(v) Upon a Bankruptcy Event of Supplier, Supplier shall notify Customer thereof within one (1) business day thereof. Customer may elect to terminate the Agreement by giving written notice to Supplier within thirty (30) days of that notice.

(vi) Upon a Change of Control of Supplier, Supplier shall notify Customer thereof within one (1) business day of the public announcement thereof. Thereafter, Customer may elect to terminate the Agreement by giving notice to Supplier within thirty (30) days of the public announcement of the Change of Control of Supplier.

(vii) Upon a material breach of this Agreement by Supplier, Customer may give notice to Supplier of such material breach. If Supplier cures such material breach within sixty (60) days following such notice, then this Agreement shall not terminate by reason of that breach. If Supplier fails to cure such material breach within sixty
         (60) days of such notice, then this Agreement may be terminated by Customer at any time during the period that begins on the sixtieth
         (60th) day following such notice and ends on the ninetieth (90th) day following such notice (the "Customer Termination Period") by giving written notice of such termination to Supplier before the expiration of the Customer Termination Period. Customer's failure to terminate this Agreement during the Customer Termination Period will constitute a waiver of Customer's rights to terminate this Agreement by reason of the applicable breach, but will not constitute a waiver of Customer's other rights and remedies under this Agreement, or a waiver of future similar breaches.

(viii) At any time after January 1, 2008, Customer may terminate this Agreement by giving two-years notice pursuant to Section 2 above.

(ix) Customer sends a notice of termination of this Agreement due to Supplier's failure to fulfill a call-off pursuant to the "Termination Remedy" described in Section 17(c)(iv) below.

(x) In the event Supplier commences a voluntary proceeding under Title 11 of the United States Code (the "Bankruptcy Code") and/or is adjudicated a debtor in an involuntary case under the Bankruptcy
         Code, and subsequently requests authority of the Bankruptcy Court to reject this Agreement pursuant to Section 365(a) of the Bankruptcy Code, the rejection of this Agreement, when effective, shall constitute a breach permitting Customer to terminate this Agreement. Notwithstanding any other provision to the contrary contained herein or in the [***] Disposable Set Components License Agreement, such breach and termination shall have no effect upon the [***] Disposable Set Components License Agreement or upon the rights of the parties under that agreement.

(b) Effect of Termination, Expiration, or Non-Renewal; Effect of Bankruptcy Event of Customer.

(i)      Purchase of Inventory.

(1) Following the termination of this Agreement pursuant to Section 15(a)(i) above due to the failure of Customer to pay monies to Supplier, pursuant to Section 15(a)(ii) due to a Confidentiality Breach by Customer, pursuant to Section 15(a)(iii) due to an Exclusivity Breach by Customer, or pursuant to Section 15(a)(iv) due to a material breach of this Agreement by Customer, then, within thirty (30) days of any such termination, Customer shall purchase all of Supplier's inventory of finished custom [***] Disposable Set Components; provided, however, that Customer shall not be required to purchase such inventories to the extent that they exceed Customer's forecasted requirements hereunder for ninety (90) days following the termination date. Supplier acknowledges and agrees that Customer will be entitled to sell within the Territory any [***] Disposable Set Components that Customer purchases pursuant to this Section 15(b)(i)(1).

(2) Following the termination of the Agreement due to a failure of Supplier to fulfill call-offs pursuant to Section 15(a)(ix) (with reference to Section17(c)(iv)), due to a Bankruptcy Event of Supplier pursuant to
         Section 15(a)(v) above, or due to the Change of Control of Supplier pursuant to Section 15(a)(vi) above, or due to a material breach of the Agreement by Supplier pursuant to Section 15(a)(vii) above, then, within thirty (30) days of such termination, Customer may elect to purchase all or any portion of Supplier's inventory of finished [***] Disposable Set Components allocated to Customer in accordance with the estimates called for by Section 7(a) and Supplier's inventory of custom components for [***] Disposable Set Components. If Customer elects to purchase less than all of these inventories, then Supplier, at its expense, shall destroy the remaining inventories of custom [***] Disposable Set Components. Supplier may use for its own purposes all the remaining components of the [***] Disposable Set Components that are not custom [***] Disposable Set Components.

(ii)     Return of Materials Upon  Termination.
         -------------------------------------
         Upon termination, expiration, or non-renewal of this Agreement, each party shall return to the other party all materials and documents containing confidential and proprietary information, including any copies or extracts thereof, and shall erase any copies thereof contained in any electronic or other memory device. In addition, at that time each party shall immediately cease and desist from using any confidential or proprietary information of the other parties hereto for any purpose whatsoever. Each party will certify in writing to the other, within thirty (30)days after any such termination, expiration, or non-renewal of this Agreement, that they have complied with this Section 15(b)(ii), and, upon request by the other party, will provide reasonable evidence of such compliance. Nothing herein shall operate to limit any rights Customer has under the [***] Disposable Sets Components License Agreement.

(iii) Effect of Bankruptcy Event of Customer. In the event of a Bankruptcy Event of Customer, Customer shall notify Supplier thereof within one
         (1) business day thereof. Thereafter, all payment terms for [***] Disposable Set Components will be "Cash on Delivery."

(c) Neither party in exercising its rights to terminate this Agreement in accordance with the terms and conditions hereof shall incur any liability whatsoever for any damage, loss or expense of any kind suffered or incurred by the other (or for any compensation to the other) arising from or incident to any such termination (except if such termination is for a material breach of this Agreement), expiration or non-renewal, whether or not the terminating party is aware of any such damage loss or expense. Any termination hereof shall not impair any rights nor discharge any obligations which have accrued to the parties as of the effective date of such termination.

16.      Indemnification; Insurance.

(a) Supplier's Indemnification. Supplier shall indemnify, defend and hold Customer, its affiliates, and their respective officers, directors, employees and agents (each, a "Supplier Indemnified Party"), harmless from and against any and all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties, reasonable attorneys' fees, costs of investigation and any legal or other expenses or costs ("Losses") incurred or suffered by any Supplier Indemnified Party arising out of, in connection with or resulting from any claim, allegation or judgment as to: (i) any third party product liability claim relating to any [***] Disposable Set Components other than product liability claims arising from Customer's manufacture of [***] Disposable Sets, (ii) any violation or infringement by Supplier upon any common law or statutory intellectual property rights of any third party that arises from or relates to Supplier Intellectual Property and the [***] Disposable Set Components, or (iii) any inaccuracy or breach in any of Supplier's representations and warranties under this Agreement; provided, however, that Supplier shall have no obligation to indemnify Customer for any Losses to the extent such Losses are caused by any negligent or willful act or omission of Customer. With respect to Section 16(a)(ii) above, Supplier shall provide, at its own cost, non-infringing replacements for the infringing portions of the [***] Disposable Set Components of equivalent quality and effect, or obtain at its own cost the necessary licenses from third parties to allow Customer to continue to market, sell, distribute, and promote the [***] Disposable Set Components as contemplated by the parties under this Agreement. The rights of Customer and obligations of Supplier relating to any failure of any [***] Disposable Set Component to comply with the Product Warranties set forth in Section 7(g) above are described in the Maintenance and Service Agreement and in Section 7(i) above.

(b) Customer's Indemnification. Customer agrees to indemnify, defend and hold harmless Supplier, its affiliates, and their respective officers, directors, employees and agents (each, a "Customer Indemnified Party") from and against any and all Losses (as defined in Section 16(a) above) incurred or suffered by any Customer Indemnified Party arising out of, in connection with or resulting from any claim, allegation or judgment as to: (i) any third party product liability claim arising from Customer's manufacture of [***] Disposable Sets, (ii) any violation or infringement by Customer upon any common law or statutory intellectual property rights of any third party that arises from or relates to Customer Intellectual Property, or (iii) any inaccuracy or breach in any of Customer's representations and warranties under this Agreement; provided, however, that Customer shall have no obligation to indemnify Supplier for any Losses to the extent such Losses are caused by any negligent or willful act or omission of Supplier. Further, with respect to rights of Supplier under Section 16(b)(ii) above, Customer shall provide, at its own cost, non-infringing replacements for the infringing portions of Customer Intellectual Property of equivalent quality and effect, or obtain at its own cost the necessary licenses from third parties to allow Supplier to continue to manufacture and supply the [***] Disposable Set Components as contemplated by the parties under this Agreement.

(c)      Indemnification Procedure for Matters Involving Third Parties.

(i) If any third party notifies any party hereto (the "Indemnified Party") with respect to any matter (a "Third Party Claim") which may give rise to a claim for indemnification against the other party hereto (the "Indemnifying Party") under Section 16(a) or 16(b) (as applicable), then the Indemnified Party shall promptly notify the Indemnifying Party thereof in writing; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any obligation hereunder unless (and then solely to the extent) that the Indemnifying Party is prejudiced thereby.

(ii) Any Indemnifying Party will have the obligation to assume the defense of the Third Party Claim with counsel of its choice reasonably satisfactory to the Indemnified Party at any time within 15 days after the Indemnified Party has given notice of the Third Party Claim; provided, however, that the Indemnifying Party must conduct the defense of the Third Party Claim actively and diligently thereafter in order to preserve its rights in this regard; and provided further that the Indemnified Party may retain separate co-counsel at its sole cost and expense and participate in the defense of the Third Party Claim.

(iii) So long as the Indemnifying Party has assumed and is conducting the defense of the Third Party Claim in accordance with Section 16(c)(ii) above, (A) the Indemnifying Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnified Party (which shall not be unreasonably withheld) unless the judgment or proposed settlement involves only the payment of money damages by one or more of the Indemnifying Parties and does not impose an injunction or other equitable relief upon the Indemnified Party and (B) the Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnifying Party (which shall not be unreasonably withheld).

(iv) If the Indemnifying Party does not assume and conduct the defense of the Third Party Claim in accordance with Section 16(c)(ii) above, however, (A) the Indemnified Party may defend against, and consent to the entry of any judgment or enter into any settlement with respect to, the Third Party Claim in any manner it reasonably may deem appropriate (and the Indemnified Party need not consult with, or obtain any consent from, any Indemnifying Party in connection therewith) and (B) the Indemnifying Party will remain responsible to indemnify the Indemnified Party under Section 16(a) or 16(b) (as applicable).

(d) Indemnification Procedure for Matters not Involving Third Parties. A claim for indemnification for any matter not involving a third-party claim may be asserted by notice to the party from whom indemnification is sought.

(e)      Insurance.

(i) Supplier shall maintain in full force and effect throughout the Term, at its sole cost and expense, insurance with financially sound and established reputable insurers of the type and quantity (and with such risk retention) generally maintained by the companies of established repute in Supplier's line of business, such insurance to include, without limitation, products liability insurance and general liability insurance each, in an amount no less than ten million U.S. dollars (U.S. $10,000,000.00) per occurrence. Supplier shall upon request provide Customer with a copy of any documentation relating to any such insurances. Supplier shall have Customer named as an additional insured beneficiary, with Customer able to claim thereunder as primary beneficiary and without offset or deduction whatsoever as a result of any insurance obtained by Customer, and shall contain a waiver of subrogation by the respective insurance carrier against Customer's and its affiliates' insurance carrier, with respect to Supplier's obligations under this Agreement.

(ii) Customer shall maintain in full force and effect throughout the Term, at its sole cost and expense, insurance with financially sound and established reputable insurers of the type and quantity (and with such risk retention) generally maintained by the companies of established repute in Customer's line of business, such insurance to include, without limitation, products liability insurance and general liability insurance each, in an amount no less than ten million U.S. dollars (U.S. $10,000,000.00) per occurrence. Customer shall upon request provide Supplier with a copy of any documentation relating to any such insurances. Customer shall have Supplier named as an additional insured beneficiary, with Supplier able to claim thereunder as primary beneficiary and without offset or deduction whatsoever as a result of any insurance obtained by Supplier, and shall contain a waiver of subrogation by the respective insurance carrier against Supplier's and its affiliates' insurance carrier, with respect to Customer's obligations under this Agreement.

(f) Limitations on Supplier's Liability. SUPPLIER'S MAXIMUM LIABILITY TO CUSTOMER, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY CUSTOMER UNDER THIS AGREEMENT (OTHER THAN CLAIM(S) FOR INDEMNIFICATION FOR PRODUCT LIABILITY CLAIM(S) BY A THIRD PARTY) SHALL IN NO EVENT EXCEED $1,000,000; PROVIDED, HOWEVER, THAT SUPPLIER'S MAXIMUM LIABILITY TO CUSTOMER FOR DAMAGES, IF ANY, RELATING TO CLAIM(S) MADE BY CUSTOMER THAT ARISE OUT OF THE SAME FACTS AND CIRCUMSTANCES, WHETHER SUCH CLAIM(S) ARE MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS, SHALL IN NO EVENT EXCEED $1,000,000. SUPPLIER'S MAXIMUM LIABILITY TO CUSTOMER, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY CUSTOMER FOR INDEMNIFICATION FOR A PRODUCT LIABILITY CLAIM BY A THIRD PARTY SHALL IN NO EVENT EXCEED THE AMOUNT OF THE INSURANCE PROCEEDS AVAILABLE TO SUPPLIER WITH RESPECT TO SUCH CLAIM, WHETHER SUCH CLAIM IS MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS.

(g) Limitations on Customer's Liability. CUSTOMER'S MAXIMUM LIABILITY TO SUPPLIER, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY SUPPLIER UNDER THIS AGREEMENT (OTHER THAN CLAIM(S) FOR INDEMNIFICATION FOR PRODUCT LIABILITY CLAIM(S) BY A THIRD PARTY) SHALL IN NO EVENT EXCEED $1,000,000; PROVIDED, HOWEVER, THAT CUSTOMER'S MAXIMUM LIABILITY TO SUPPLIER FOR DAMAGES, IF ANY, RELATING TO CLAIM(S) MADE BY SUPPLIER THAT ARISE OUT OF THE SAME FACTS AND CIRCUMSTANCES, WHETHER SUCH CLAIM(S) ARE MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS, SHALL IN NO EVENT EXCEED $1,000,000. CUSTOMER'S MAXIMUM LIABILITY TO SUPPLIER, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY SUPPLIER FOR INDEMNIFICATION FOR A PRODUCT LIABILITY CLAIM BY A THIRD PARTY SHALL IN NO EVENT EXCEED THE AMOUNT OF THE INSURANCE PROCEEDS AVAILABLE TO CUSTOMER WITH RESPECT TO SUCH CLAIM, WHETHER SUCH CLAIM IS MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS.

(h) No Consequential Damages. IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER FOR INCIDENTAL OR CONSEQUENTIAL DAMAGES OF ANY KIND, EVEN IF THE BREACHING PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES IN ADVANCE. The parties intend this limitation in this Section 16(h) to apply to the following events, among other events: (i) any claim for consequential damages suffered by the non-breaching party (as opposed to any third party) arising out of any claim by a third party for either product liability or infringement of intellectual property, (ii) any breach by either party of its representations under this agreement,
         (iii) any non-performance or mal-performance by either party under this Agreement, or (iv) the termination or expiration of this Agreement by either party. Such incidental or consequential damages shall include, but shall not be limited to, loss of goodwill, loss of prospective profits, loss of revenue, or damages on account of any investment, expenditure, or commitment that is made by either party in reliance upon this Agreement. This limitation in this Section 16(h) is not intended by the parties to prevent Customer, for example, from recovering from Supplier, in an indemnification claim made under
         Section 16(a)(i), the full amount that it has been required to pay to a third party in connection with a product liability claim brought by such third party against Customer, including such incidental or consequential damages as may be allowed by law under that claim by that third party. This limitation in this Section 16(h) is, nevertheless, intended to prevent the non-breaching party from receiving from the breaching party, in an indemnification claim under Section 16(a) or 16(b), incidental or consequential losses or damages that have been incurred by the non-breaching party (as opposed to any third party), such as lost profits, that may arise from or relate to any event under this Agreement.

17.      Failure to Fulfill Call-Offs.

                  (a) Failure to Fulfill a Call-Off. If, at any time after March 1, 2005, Supplier fails to fulfill call-offs of the [***] Disposable Set Components to Customer in accordance with any call-off made under the terms and conditions of this Agreement (a "Call-Off Breach"), then (i) Supplier will have a period of one (1) year within which to cure that Call-Off Breach in the manner described in this Section 17, and (ii) Customer will have such additional rights as provided in this Section 17. The date of the Call-Off Breach shall be the last day on which Supplier could have fulfilled the call-off on a timely basis under the other terms and conditions of this Agreement other than those in this
Section 17.

                  (b) Determination of Customer Demand Requirements. On or before the thirtieth (30th) day following a Call-Off Breach, Customer shall (i) have made a reasonable, good faith determination of Customer's anticipated demand from its customers for the [***] Disposable Set Components (the "Customer Demand"), and (ii) have notified Supplier in writing of Customer's determination of the Customer Demand. Such determination shall be based on Customer's existing back orders for [***] Disposable Set Components calling for delivery within eighty-one (81) days after the Call-Off Breach. Upon the request of Supplier, Customer will provide Supplier with reasonable evidence of such back orders.

                           (i) If Customer reasonably determines in good faith that Customer could meet its Customer Demand for [***] Disposable Set Components either (A) out of its own inventory of such product, and/or
         (B) by receiving from Supplier some lesser number of such product than was called for by the relevant call-off, then Customer will waive in writing that portion of the quantity of the relevant call-off that exceeds the Customer Demand.

                           (ii) If Customer reasonably determines in good faith that Customer cannot meet its Customer Demand for [***] Disposable Set Components either (A) out of its own inventory of such product, and/or
         (B) by receiving from Supplier some lesser number of such product than was called for by the relevant call-off, then no portion of the quantity order under the relevant call-off will be waived.

                  (c) Effect of Continuing Call-Off Breach on Manufacture and Supply of [***] Disposable Set Components. Subject to Supplier's right to cure any Call-Off Breach as provided in this Section 17, Customer shall have the following rights:

                           (i) If, as of the end of the sixtieth (60th) day after a Call-Off Breach, Supplier has been unable to cure the Call-Off Breach by supplying the quantities of products necessary to fulfill the relevant call-off (as modified by any waiver of any portion of that call-off pursuant to Section 17(b) above), then, during the ensuing fifteen (15) days, Customer may choose to invoke either or both of the "Manufacturing Remedy" (defined below) or of the "Non-Exclusivity Remedy" (defined below) by providing written notice to Supplier of its election to invoke such remedy(ies). Such initial election of remedy(ies) or later change in election shall become effective immediately upon such notice. If, as of the end of one (1) year after the Call-Off Breach, Supplier has been unable to cure the Call-Off Breach, as provided in Section 17(d)(iii) below, Customer may choose to invoke the "Termination Remedy" (defined below) by providing written notice to Supplier.

                           (ii) Under the "Manufacturing Remedy," if invoked pursuant to subsection 17(c)(i) above, the terms of this Agreement appointing Supplier as the exclusive manufacturer of the [***] Disposable Set Components will be suspended. Upon such suspension, Customer will be entitled to manufacture the [***] Disposable Set Components under the terms of the separate [***] Disposable Set Components License Agreement between the parties of even date herewith. This suspension shall last only until (i) this Agreement terminates under any of the provisions of Section 15(a) above or Section 17(c)(iv) below (as applicable) or (ii) Supplier cures the Call-Off Breach as permitted under Section 17(d). Upon a termination of this Manufacturing Remedy pursuant to subsection 17(d)(ii) below, Customer may continue to manufacture or have manufactured the [***] Disposable Set Components for a reasonable time thereafter, which period shall not exceed sixty
         (60) days from the date the Manufacturing Remedy is so terminated. Thereafter, Supplier will once again be the exclusive manufacturer of the [***] Disposable Set Components under this Agreement.

                           (iii) Under the "Termination Remedy," if Supplier fails to cure a Call-Off Breach within one (1) year from the date of such breach (as provided in this Section 17), then, notwithstanding any prior election of remedy by Customer as permitted above, Customer may, upon written notice to Supplier, terminate this Agreement immediately upon lapse of such one-year period. Such termination shall have no effect on the separate [***] Disposable Set Components License Agreement, and Customer shall have the right to exercise all of its rights thereunder.

                   (d) Means of Curing a Call-Off Breach. Supplier may cure any Call-Off Breach under any of the following alternative means of cure, in which event the Call-Off Breach shall be deemed cured for all purposes, and, Supplier's right to the Manufacturing Remedy or the Termination Remedy, as applicable, shall terminate:

                           (i) Supplier may cure a Call-Off Breach if, at any time on or before the end of the sixtieth (60th) day following the Call-Off Breach, Supplier delivers to Customer that number of [***] Disposable Set Components identified by Customer in its determination of Customer Demand.

                           (ii) Supplier may cure a Call-Off Breach if, any time after the sixtieth (60th) day following the Call-Off Breach, but on or before the end of the one-hundred and twentieth (120th) day following the Call-Off Breach, Supplier provides reasonable evidence and certifies in writing to Customer that Supplier has made a good-faith, reasonable determination that Supplier is again capable of producing the [***] Disposable Set Components at the forecasted levels that were in effect as of the date of the applicable Call-Off Breach.

                           (iii) Supplier may cure a Call-Off Breach if, at any time after the one-hundred and twentieth (120th) day following the Call-Off Breach, but on or before the end of the date one (1) year following the Call-Off Breach, Supplier (A) provides reasonable evidence and certifies in writing to Customer that Supplier has made a good-faith, reasonable determination that Supplier is again capable of producing the [***] Disposable Set Components at the forecasted levels that were in effect as of the date of the applicable Call-Off Breach, and (B) obtains a release of Customer from all future liabilities and obligations of any kind or nature arising under Replacement Contracts (defined below) from the date that Supplier proposes to cure the Call-Off Breach. "Replacement Contracts" means such contract(s) as Customer reasonably enters into with one or more third parties in order to obtain the products necessary to replace the [***] Disposable Set Components not provided by Supplier (A) that may always be terminated by Customer without penalty upon no more than one (1) year's notice, and (B) that require Customer to purchase quantities of the [***] Disposable Set Components that do not exceed Customer's reasonable forecasts for such products during the period of the contract. Customer agrees to cooperate with Supplier in Supplier's efforts to obtain such releases.

                  (e) Failure to Fulfill Call-Off due to Supply Chain Failure. Notwithstanding the foregoing, no Call-Off Breach shall be deemed to have occurred if Supplier's inability to timely fulfill a call-off is due to the inability of Supplier's subcontractors to obtain a sufficient supply of materials for the applicable [***] Disposable Set Component(s) (such failure, a "Supply Chain Failure"). In such instance, the terms of this Agreement appointing Supplier as the exclusive manufacturer of the [***] Disposable Set Component(s) for which a Supply Chain Failure has occurred will be suspended. Upon such suspension, Customer will be entitled to manufacture and sell in the Territory for use with Flocare [***] Pumps that it has sold or placed in the Territory the applicable [***] Disposable Set Components under the terms of the separate [***] Disposable Set Components License Agreement between the parties of even date herewith. This suspension shall last only until (i) this Agreement terminates under any of the provisions of Section 15(a) above or (ii) the Supplier cures the applicable Supply Chain Failure as permitted under Section 17(f). Upon a cure of such Supply Chain Failure under subsection 17(f)(ii) below, Customer may continue to manufacture or have manufactured the [***] Disposable Set Components for a reasonable time thereafter, which period shall not exceed sixty (60) days from the date of such cure. Thereafter, Supplier will once again be the exclusive manufacturer of the [***] Disposable Set Components under this Agreement.

                  (f) Means of Curing a Supply Chain Failure. Supplier may cure a Supply Chain Failure under any of the following alternative means of cure, in which event, the Supply Chain Failure shall be deemed cured for all purposes and Supplier's right to the remedy set forth in Section 17(e) for a Supply Chain Failure shall terminate:

                           (i) Supplier may cure a Supply Chain Failure if, at any time on or before the end of the sixtieth (60th) day following the Supplier Chain Failure, Supplier delivers to Customer that number of [***] Disposable Set Components identified by Customer in its determination of Customer Demand.

                           (ii) Supplier may cure a Supply Chain Failure if, any time after the sixtieth (60th) day following the Supply Chain Failure, but on or before the end of the one-hundred and twentieth (120th) day following the Supply Chain Failure, Supplier provides reasonable evidence and certifies in writing to Customer that Supplier has made a good-faith, reasonable determination that Supplier is again capable of producing the [***] Disposable Set Components at the forecasted levels that were in effect as of the date of the applicable Supply Chain Failure.

                           (iii) Supplier may cure a Supply Chain Failure if, at any time after the one-hundred and twentieth (120th) day following the Supply Chain Failure, but on or before the end of the date one (1) year following the Supply Chain Failure, Supplier (A) provides reasonable evidence and certifies in writing to Customer that Supplier has made a good-faith, reasonable determination that Supplier is again capable of producing the [***] Disposable Set Components at the forecasted levels that were in effect as of the date of the applicable Supply Chain Failure, and (B) obtains a release of Customer from all future liabilities and obligations of any kind or nature arising under Replacement Contracts (as defined in Section 17(d)(iii) above) from the date that Supplier proposes to cure the Supply Chain Failure.

18. Recall and Regulatory Obligations.

(a) Product Recalls. Supplier will conduct (with the reasonable cooperation of Customer) and pay the costs and expenses associated with any mandatory recall of any [***] Disposable Set Components required by any governmental agency (other than recalls relating to product labeling). In addition, Supplier will conduct (with the reasonable cooperation of Customer) and pay the costs and expenses associated with any voluntary recall of [***] Disposable Set Components that Supplier reasonably approves based on (i) safety risks to users of the [***] Disposable Set Components, or (ii) failure of [***] Disposable Set Components to meet the Product Specifications, or (iii) failure to conform to any of the standards and specifications set forth in Section 6(a)(i). Customer has the sole authority to unilaterally recall any [***] Disposable Set Components due to other reasons, but in such event will both conduct the recall (with the reasonable cooperation of Supplier) and pay all costs and expenses associated with such recall.

(b) Notice of Other Recalls. Supplier will promptly notify Customer of any recall of any clinical nutrition delivery product manufactured by Supplier other than the [***] Disposable Set Components. Customer will promptly notify Supplier of any recall of any clinical nutrition pump or disposable set manufactured, sold, or placed by Customer other than the [***] Disposable Set Components.

(c) Regulatory Compliance. Customer shall be responsible, at its own expense for complying with all applicable national, state, regional and local laws and regulations in performing its duties hereunder and in any of its dealings with respect to the [***] Disposable Set Components, including all regulatory activities necessary to maintain the [***] Disposable Sets' CE Mark and other regulatory approvals within the Territory.

19. Survival. Any provision of this Agreement which contemplates performance or the existence of rights or obligations after the expiration, non-renewal, or termination of this Agreement shall expressly survive such expiration, non-renewal, or termination of this Agreement and shall be binding upon the party or parties obligated thereby in accordance with the terms of this Agreement, subject to any limitations expressly set forth in this Agreement.

20. Amendment or Waiver. This Agreement cannot be changed orally, and no modification of this Agreement shall be recognized nor have any effect, unless the writing in which it is set forth is signed by Customer and Supplier, nor shall any waiver of any of the provisions of this Agreement be effective unless in writing and signed by the party to be charged therewith. The failure of either party to enforce, at any time or for any period of time, the provisions hereof, or the failure of either party to exercise any option herein shall not be construed as a waiver of such provision or option and shall in no way affect that party's right to enforce such provisions or exercise such option. No waiver of any provision hereof shall be deemed a waiver of any succeeding breach of the same or any other provisions of this Agreement.

21. Dispute Resolution; Governing Law; Injunctive Relief.

(a) Negotiations. The parties agree that they will attempt in good faith to resolve any controversy, claim, dispute or question between them arising out of or relating to this Agreement, including the construction or application of this Agreement, promptly by negotiations between the parties, beginning with discussions between the Designated Representatives. If a controversy or claim should arise, the Designated Representatives of the parties, as well as other appropriate representatives, will meet at least once and will attempt to resolve the matter. Either of the Designated Representatives may request the other to meet within fourteen (14) days, at a mutually agreed time and place.

(b) Mediation. If the matter has not been resolved within thirty (30) days of this meeting, the controversy or claim shall be submitted to non-binding mediation by a mediator chosen from names of mediators furnished by JAMS or American Arbitration Association. The mediation shall occur in New York City, New York, U.S.A.

(c) Litigation. In the event that differences concerning matters covered by this Agreement arise that are not resolved by mutual agreement via negotiations or mediation as described above, the parties agree that any action or proceeding arising out of or relating to this Agreement shall be heard and decided by a non-jury bench trial in New York City, New York, U.S.A. Each party hereto irrevocably submits to the jurisdiction of the appropriate state court covering New York City, New York, U.S.A., and each party hereby irrevocably agrees that all claims in respect of any such action or proceeding must be brought and/or defended in such court; provided, however, that matters which are under the exclusive jurisdiction of the Federal courts shall be brought in the Federal District Court covering New York City, New York, U.S.A.

(d) Governing Law. The provisions of this Agreement shall be governed by and construed in accordance with the laws of the State of New York, U.S.A. (excluding any conflict of law rule or principle that would refer to the laws of another jurisdiction and the U.N. Convention on Contracts for the International Sales of Goods). EACH PARTY HERETO HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVES, TO THE FULLEST EXTENT IT MAY LEGALLY AND EFFECTIVELY DO SO, TRIAL BY JURY IN ANY SUIT, ACTION OR PROCEEDING ARISING HEREUNDER.

(e) Injunctive Relief. Each of the parties acknowledge and agree that the other parties will be damaged irreparably if certain provisions of this Agreement (specifically including the obligations of confidentiality set forth in Section 15 herein) are not performed in accordance with their specific terms or otherwise are breached. Accordingly, notwithstanding any other provision in this Agreement the damaged party shall have the right to pursue a claim for injunctive relief, damages and attorneys' fees in any court of competent jurisdiction for the other party's breach of any covenant, agreement or obligation, in addition to any other relief available to them under this Agreement or under applicable law.

(f) Fees. The parties shall equally split the fees of any mediation, but in any arbitration or permissible legal proceedings, the prevailing party shall be entitled to reasonable attorneys' fees, costs and other disbursements in addition to any other relief to which such party may be entitled.

22. Counterparts. This Agreement may be executed in multiple counterparts, which taken together shall constitute one instrument and each of which shall be considered an original for all purposes.

23. Notices. Any and all notices permitted or required to be given hereunder shall be deemed duly given: (i) upon actual delivery, if delivery is by hand;
(ii) upon delivery by overnight express courier (i.e., DHL or FedEx); or (iii) upon facsimile transmission, so long as the original is then sent by overnight express courier. Each such notice shall be sent to the respective party at the address indicated below:


         If to ZEVEX:                       ZEVEX International Inc.
                                            4314 ZEVEX Park Lane
                                            Salt Lake City, Utah, USA 84123
                                            Attn: Chairman and CEO
                                            Fax: (801) 264-1051
                                            with a copy to the CFO
                                            at the same address.

         If to Numico:                      Numico Trading B.V.
                                            Numico Beech Avenue 54-80
                                            1119 PW Schiphol-Rijk
                                            The Netherlands
                                            Attn:  Luc Volatier, V.P. of
                                            Purchasing Worldwide
                                            Fax: 31206586159

         If to Nutricia:                    c/o Nutricia International B.V.
                                            Numico Beech Avenue 54-80
                                            1119 PW Schiphol-Rijk
                                            The Netherlands
                                            Attn: Rob Heutink, V.P.
                                            Manufacturing and Supply,
                                            Emerging Markets
                                            Fax: 31206586884
or such other address or facsimile number as any of the persons designated above may have specified in a notice or communication duly given to the other designated person as provided herein.

24. Binding Effect; Non-Assignability. This Agreement shall be binding upon and enforceable against the parties hereto and their respective successors and permitted assigns. Neither party shall assign or subcontract (except as expressly allowed hereunder) its rights and obligations under this Agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld; provided, however, that either party may assign this Agreement to an affiliate of such party.

25. Relationship of the Parties. The parties are and at all times shall be deemed to be independent contractors and shall be wholly responsible for the goods supplied and services performed under this Agreement. Nothing contained herein shall be construed as creating the relationship of employer/employee or principal/agent. Each party shall assume full responsibility for the actions of its employees as related to the party's obligations under this Agreement. Neither party to this agreement is hereby constituted an agent of the other for any purpose and neither party has the authority to assume or create any obligation, or to make any representation, warranty or guarantee for the other, except as expressly granted or made in this agreement.

26. Force Majeure. Neither party shall be responsible or liable for any default in performance of this Agreement arising directly or indirectly from any cause beyond such party's control, including fire, flood, earthquake, acts of God, war (declared or undeclared), enemy action, embargo, strike, governmental order, proclamation or regulation, accident, explosion, riot, insurrection, or expropriation of the property by government authority (each such event a "Force Majeure Event"). If a Force Majeure Event occurs, the parties will exert reasonable efforts (including, without limitation, utilizing, as and where appropriate, the contingency plan developed by the parties pursuant to Section 4(b) above) to mitigate the impact of such Force Majeure Event on the business arrangements of the parties set forth in this Agreement and to otherwise carry out the intent and accomplish the objectives of this Agreement.

27. Exhibits and Schedules. Any exhibit or schedule attached hereto is made a part hereof and is fully incorporated herein by reference.

28. Entire Agreement. This Agreement contains the sole and complete understanding of the parties related to its subject matter, and supersedes all oral or written agreements concerning this subject matter made prior to the date of this Agreement.

29. Remedies Not Exclusive. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy will be cumulative and will be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. The election of any one or more remedies will not constitute a waiver of the right to pursue other available remedies.

30. Partial Invalidity. If any provision of this Agreement is adjudged to be invalid, illegal, or unenforceable, the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired, and the parties shall use their best efforts to substitute a valid, legal, and enforceable provision which, insofar as practical, implements the purposes of this Agreement.

31. Language; Interpretation. The language controlling the construction and interpretation of this Agreement shall be English. Section headings are included solely for convenience and shall not constitute a part hereof. Unless the context otherwise requires, words importing the singular shall be deemed to import the plural and vice versa.

32. Third Party Beneficiaries. No person or entity shall be a third-party beneficiary of this Agreement, except that Supplier acknowledges and agrees that its obligations under the product warranties set forth in Section 7(g) above shall be deemed as commitments to all affiliates of Customer as third-party beneficiaries.

33. Media Relations. Each of Customer and Supplier agree that during the Term each will not, and will cause its affiliates not to, disparage each other or release commercially sensitive information about each other in any oral, written, or electronic public statements (including without limitation in any securities filing with the U.S. Securities and Exchange Commission) concerning any matters relating to or arising from this Agreement.

         IN WITNESS WHEREOF, the parties enter into this Agreement effective as of the Effective Date.



         ZEVEX INTERNATIONAL, INC.



         By:
            --------------------------------------------------

         Name:
              ------------------------------------------------

         Title:
               -----------------------------------------------



         NUTRICIA INTERNATIONAL, B.V.



         By:
            --------------------------------------------------

         Name:
              ------------------------------------------------

         Title:
               -----------------------------------------------



         NUMICO TRADING B.V.



         By:
            --------------------------------------------------

         Name:
              ------------------------------------------------

         Title:
               -----------------------------------------------

                                    EXHIBIT A

                             INITIAL PRODUCT PRICES


Product Pricing for [***] Disposable Set Components:

         The Initial Product Price for each [***] Disposable Set Component will be calculated using the following formula:

               [***] x Manufacturing Cost = Initial Product Price for such [***]
                                                 [***] Disposable Set Component

                  Provided, however, that the Initial Product Price will be deemed to include a royalty fee of [***] for each LIM Segment and [***] for each cassette, as set forth in the [***] Disposable Set Components License Agreement.


ZEVEX                                                         Annual                Initial
Part Number       Description                                 Purchase Quantity   Manufacturing Cost
-----------       -----------                                 -----------------   ------------------
[***]             [***] Pump LIM Segment [***]                [***]                              [***]
                                                              [***]                              [***]
                                                              [***]                              [***]
                                                              [***]                               [***]

[***]             [***] Pump Cassette                         [***]                              [***]
                                                              [***]                              [***]
                                                              [***]                              [***]
                                                              [***]                              [***]


For purposes of this Agreement, "Manufacturing Cost" will be the price paid by Supplier to its supplier for such [***] Disposable Set Component when no assembly is required by Supplier.

                                    EXHIBIT B

                        CRITICAL COMPONENTS AND SUPPLIERS


ZEVEX
Part Number                Description                                 Supplier
-----------                -----------                                 --------
[***]                      [***] Pump LIM Segment [***]                 [***]
[***]                      [***] Pump Cassette                          [***]

              CONFIDENTIAL INFORMATION OF ZEVEX International, Inc.

[*Confidential treatment has been requested as to certain portions of this document. Each such portion, which has been omitted herein and replaced with an asterisk [***], has been filed separately with the Securities and Exchange Commission.]


                                                                  Exhibit 10.34

                            LICENSE AGREEMENT FOR THE
                         [***] DISPOSABLE SET COMPONENTS


         THIS LICENSE AGREEMENT FOR THE [***] DISPOSABLE SET COMPONENTS (this "Agreement") is entered into as of July 20, 2004 (the "Effective Date"), by and between NUMICO TRADING B.V., a Netherlands corporation with its principal offices at Numico Beech Avenue 54-80, 1119PW, Schiphol-Rijk, The Netherlands ("Numico"), NUTRICIA INTERNATIONAL B.V., a Netherlands corporation with its principal offices at Numico Beech Avenue 54-80, 1119PW, Schiphol-Rijk, The Netherlands ("Nutricia", and, together with Numico, "Licensee"), and ZEVEX INTERNATIONAL, INC., a Delaware corporation, with its principal offices at 4314 ZEVEX Park Lane, Salt Lake City, Utah ("Licensor").

                                    RECITALS

         A. Numico and Nutricia are subsidiaries of Royal Numico, N.V., a Netherlands corporation ("Royal Numico"), which is a world leader in the manufacturing and marketing of clinical nutrition products and related equipment and accessories.

         B. Nutricia is a world leader in the manufacture and marketing of clinical nutrition products.

         C. Numico specializes in the procurement of raw materials, packaging materials and fully-finished products for use in the Nutricia clinical nutrition business.

         D. Licensor is engaged in the business of developing, manufacturing and marketing clinical nutrition delivery devices and accessories, including the [***] Disposable Set Components (as defined below), which are the subject of this Agreement.

         E. The parties desire that Licensor license the manufacturing rights to the [***] Disposable Set Components to Licensee in accordance with the terms and conditions of this Agreement.

         F. Of even date with this Agreement, the parties have entered into that certain [***] Pump Supply Agreement (as defined below), whereby Licensee has appointed Licensor as the exclusive manufacturer of the [***] Disposable Set Components and certain other Licensor products.

         G. Of even date with this Agreement, the parties have entered into that certain Flocare 800 Pump Agreement (as defined below), whereby Licensee has appointed Licensor as the exclusive manufacturer of Licensee's Flocare 800 pump.

                                    AGREEMENT

         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants contained in this Agreement, and for other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Definitions. Capitalized terms not otherwise defined herein shall bear the respective meanings given to them below:

                  "Affiliate" of a party shall mean any corporation or other business entity controlling, controlled by, or under common control with such party.

                   "Bankruptcy Event" means that, with respect to an entity, such entity shall (a) make a general assignment for the benefit of creditors or an agent authorized to liquidate its assets, (b) become the subject of bankruptcy or insolvency proceedings or other proceedings for relief under any bankruptcy or other law for the relief of debtors, where, with respect to an involuntary petition in bankruptcy, the petition shall not have been stayed within thirty (30) days, (c) apply to a court for the appointment of a receiver or custodian for substantially all of its assets or properties, with or without consent, and such receiver is not discharged within thirty (30) days after appointment, or (d) adopt a plan of complete liquidation of its assets.

                  "CE Mark" shall mean an indication that a product complies with the essential requirements of applicable European Union directives and that the product has been subject to conformity assessment procedures as provided in the directives.

                  "Change of Control of Licensee" means (i) any transaction as a result of which any person or entity becomes the "beneficial owner" (as defined in Rule 13d-3 of the U.S. Securities and Exchange Act of 1934), directly or indirectly, of securities of any of Numico, or Nutricia, representing more than 50% of the total voting power of any of their then outstanding voting securities; or (ii) the sale, transfer or other disposition of all or substantially all of the assets of any of Numico, or Nutricia; in either case where the new controlling party would materially benefit from a failure of Licensor's business; provided, however, that a transaction shall not constitute a Change of Control if its sole purpose is to change the state of incorporation of Numico, or Nutricia (as applicable) or to create a holding company that will be owned in substantially the same proportions by the persons who held the securities of Numico, or Nutricia (as applicable) immediately before such transaction.

                  "Change of Control of Licensor" means (i) any transaction as a result of which any person or entity is the "beneficial owner" (as defined in Rule 13d-3 of the U.S. Securities and Exchange Act of 1934), directly or indirectly, of securities of the Licensor representing more than 50% of the total voting power represented by the Licensor's then outstanding voting securities; or (ii) the sale, transfer or other disposition of all or substantially all of Licensor's assets; in either case where the new controlling party would materially benefit from Licensee's failure in the clinical nutrition market; provided, however, that a transaction shall not constitute a Change of Control if its sole purpose is to change the state of Licensor's incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held Licensor's securities immediately before such transaction, or (y) if a then current officer or director of ZEVEX is the new controlling party or is a member of the group or entity that is the new controlling party provided, however, that, the new controlling party would not materially benefit from Licensee's failure in the clinical nutrition market.

                  "Commercially Reasonable Efforts" shall mean those efforts that a reasonably prudent business person would make under similar circumstances, including entering into contractual arrangements in appropriate circumstances.
                  "Confidentiality Breach by Licensee" means a material breach by Licensee of (i) Section 4 of this Agreement (ii) Section 15 of the [***] Pump Supply Agreement, (iii) Section 4 of the [***] Pump License Agreement, and/or (iv) Section 14 of the [***] Disposable Set Components Supply Agreement.

                  "[***] Disposable Set Components" means the [***] LIM Pump Segment and [***] Cassette components of the [***] Disposable Sets as defined more thoroughly in the [***] Pump Supply Agreement.

                  "[***] Disposable Set Components Supply Agreement" means that certain [***] Disposable Set Proprietary Components Supply Agreement of even date herewith between the parities.

                  "Exclusivity Breach by Licensee" means a material breach by Licensee of (i) Section 2 of this Agreement (ii) Sections 5(a), 5(c) and/or 5(f) of the [***] Pump Supply Agreement, (iii) Section 2 of the [***] Pump License Agreement, (iv) Sections 5(a) and/or 5(c) of the [***] Disposable Set Components Supply Agreement, and/or (v) Section 5(b) of the Flocare 800 Pump Agreement.

                  "Flocare 800 Pump Agreement" means that certain Flocare 800 Pump Manufacturing Agreement of even date herewith between the parties.

                  "Flocare [***] Pump" means ZEVEX's [***] Pump as defined in the [***] Pump Supply Agreement.

                  "[***] Intellectual Property" means the Know-How, and the Patents, as well as all (i) the [***] Trademarks, (ii) copyrights (registered and unregistered) and copyrightable works and registrations and applications for registration thereof, (ii) mask works and registrations and applications for registration thereof, (iii) computer software, data, data bases and documentation thereof, (iv) other intellectual property rights and (v) copies and tangible embodiments thereof (in whatever form or medium) which relate to the [***] Disposable Set Components.

                  "[***] Pump License Agreement" means that certain License Agreement for the Flocare [***] Pump of even date herewith between the parties.

                  "[***] Pump Supply Agreement" means that certain [***] Pump Supply Agreement of even date herewith between the parties.

                  "[***] Trademarks" means all trademarks, service marks, trade dress, trade names, logos and corporate names and registrations and applications for registration thereof, together with all of the goodwill associated therewith, and all other devices used by Licensor to distinguish the [***] Disposable Set Components, including, but not limited to, the trademarks, service marks, trade names, and logos listed on Exhibit A hereto.

                  "Know-How" means all trade secrets and other confidential information, including, without limitation, ideas, formulas, compositions, inventions (whether patentable or unpatentable and whether or not reduced to practice), the Product Specifications, know-how, research and development information, drawings, specifications, designs, plans, proposals, technical data, supplier lists and information, design input information relating to tooling, molds, dies, and unpublished research and development information owned, controlled by, or in the possession of Licensor on the Effective Date of this Agreement or which later come into the possession of Licensor that are necessary or helpful in the production of the [***] Disposable Set Components and that Licensor has the right to provide to Licensee; provided, however, that Know-How shall not include either (i) manufacturing and production processes and techniques, and (ii) customer lists. A list of documents containing Know-How to be transferred to Licensee is attached hereto as Exhibit B.

                  "Maintenance and Service Agreement" means that certain Maintenance and Service Agreement of even date herewith between the parties.

                  "Patents" means (i) all patents, patent applications, patent disclosures and inventions, including those described in Exhibit C, which relate to the [***] Disposable Set Components; (ii) any continuations, continuations-in-part, divisions, reissues, substitutes, extensions of any of the foregoing; and/or (iii) new Licensor patent applications and resulting patents which relate to the [***] Disposable Set Components and/or the patents listed on Exhibit C hereto.

                  "Product Specifications" means the technical, manufacturing, and functional specifications for the [***] Disposable Set Components, as set forth on Exhibit D hereto.

                  "Related Agreements" means the [***] Pump Supply Agreement, the [***] Disposable Set Components Supply Agreement, the [***] Pump License Agreement, the Flocare 800 Pump Agreement, and the Maintenance and Service Agreement.

                  "Licensor Termination Period" means a thirty (30) day period that begins on the sixtieth (60th) day following notice by Licensor to Licensee of a Confidentiality Breach by Licensee, an Exclusivity Breach by Licensee, or any other material breach by Licensee, as applicable.


                  "Territory" means the countries designated in the following chart:

               ------------------------------------------------------ -----------------------------------------
               Austria,    Belgium,    Denmark,   Finland,   France,  Bulgaria, Czech Republic,
               Germany,     Greece,    Ireland,    Italy,    Latvia,  Hungary, Poland, Russia,
               Luxembourg,   The  Netherlands,   Norway,   Portugal,  Slovakia, Ukraine, United
               Spain, Sweden, Switzerland, United Kingdom             Arab Emirates, Turkey
               ------------------------------------------------------ -----------------------------------------
               ------------------------------------------------------ -----------------------------------------
               Australia, New Zealand                                 China, Indonesia,
                                                                      Malaysia, Taiwan
               ------------------------------------------------------ -----------------------------------------
               ------------------------------------------------------ -----------------------------------------
               Argentina, Brazil                                      South-Africa
               ------------------------------------------------------ -----------------------------------------


2.       License

(a) License Grant. Subject to all the other terms and condition in this Agreement, Licensor hereby grants Licensee and its Affiliates a perpetual, irrevocable license to fully exploit and exercise all of the rights in and to the [***] Intellectual Property for the manufacture of the [***] Disposable Set Components for placement, sale and/or use with the Flocare [***] Pump by the Licensee's customers in the Territory. This license includes, but is not limited to, the following rights:

(i) The right to make, use, sell, license, distribute, offer for sale, and import the [***] Disposable Set Components in the Territory.

(ii) The right to use the [***] Trademarks in the Territory in conjunction with the [***] Disposable Set Components, including the right to use the [***] Trademarks in connection with Licensee's own trademarks and in composite trademarks consisting of elements of the [***] Trademarks combined with elements of Licensee's trademarks. The license to use the [***] Trademarks hereunder shall be considered to be supplemental to Licensee's license rights to the other [***] Intellectual Property under this Agreement within the meaning of
         Section 365(n)(4(B) of the United States Bankruptcy Code. Licensee shall exercise this right consistent with Licensor's prevailing trademark usage guidelines. Licensee shall not use any other names, marks, or logos, in any manner that is confusingly similar to the [***] Trademarks. Licensee acknowledges and agrees that the [***] Trademarks are owned exclusively by Licensor and that Licensee has neither acquired nor shall acquire any rights therein. Licensee shall not assert or claim any rights over the [***] Trademarks nor contest same or challenge the validity thereof.

(iii) The right to sublicense to any other party any of the rights granted to Licensee hereunder, including the right to authorize other parties to make, use, sell, license, distribute, offer for sale, and import the [***] Disposable Set Components and use the [***] Trademarks in the Territory, including the right to use the [***] Trademarks in connection with Licensee's own trademarks and in composite trademarks consisting of elements of the [***] Trademarks combined with elements of Licensee's trademarks.

(b) Exclusivity. The foregoing rights shall be exclusive to Licensee within the Territory. Licensee has no rights to the [***] Intellectual Property for any purpose other than as expressly provided in this Agreement or for any purpose outside of the Territory. Further, Licensor shall retain all rights to use the [***] Intellectual Property within the Territory for products not involving enteral feeding pump disposable sets.

(c) Know-How Transfer. Within thirty (30) days from the Effective Date, Licensor shall disclose and transfer to a mutually-acceptable escrow agent all of the Know-How and other [***] Intellectual Property by delivering to such escrow agent documents fully disclosing the Know-How and other [***] Intellectual Property that is necessary or helpful for Licensee to manufacture the [***] Disposable Set Components, including written instructions to Licensor's suppliers giving such suppliers permission to provide materials necessary for the manufacture of the [***] Disposable Set Components, notwithstanding any preexisting exclusivity arrangements such suppliers may have with Licensor. (the "Escrow Materials"). Licensee shall have the right to review all Escrow Materials deposited into escrow to assure the sufficiency of such materials, and if Licensee is not assured of such sufficiency, Licensor shall deposit such additional materials as Licensee may reasonably request. Prior to such transfer, the parties agree to complete and execute an escrow agreement mutually acceptable to the parties and to the escrow agent. The escrow agreement will provide for the initial release to Licensee of those Escrow Materials necessary or helpful for Licensee to obtain all required regulatory approvals for the use and sale of the [***] Disposable Set Components in the Territory. The escrow agent will release these Escrow Materials upon the reasonable request of Licensee. The escrow agreement will provide for the release of the remaining Escrow Materials to Licensee upon the termination of the [***] Disposable Set Components Supply Agreement in the event that this Agreement remains in full force and effect. In connection with the foregoing releases of the Escrow Materials, Licensor shall make reasonably available to Licensee the appropriate Licensor personnel to assist Licensee in implementing the Know-How and practicing the license granted hereunder. All transfer of Know-How will be in the form of written documentation or verbal communications from Licensor's staff to Licensee's staff. To the extent practicable, all written documentation shall be marked as "Confidential Trade Secrets of ZEVEX International."

(d) Quality Assurance Standards. In order for Licensee to maintain its license hereunder, Licensee agrees that any [***] Disposable Set Components that are not manufactured by Licensor bearing the [***] Trademarks will meet the Quality Assurance Standards to be agreed upon by the parties and attached hereto as Exhibit E (the "Quality Assurance Standards"), so as to protect Licensor's goodwill pertaining to the [***] Trademarks. Should Licensor at any time reasonably determine that Licensee is not manufacturing [***] Disposable Set Components bearing the [***] Trademarks in accordance with the Quality Assurance Standards, Licensor may declare this Agreement in material breach under the termination provisions in Section 5 hereof.

3.       License Royalty on [***] Disposable Set Components

(a) Base Royalty. Licensee agrees to pay Licensor a royalty on each component comprising the [***] Disposable Set Components (specifically, either the LIM Pump Segment or the [***] Cassette) manufactured by Licensee, including those components manufactured by Licensor under the [***] Disposable Set Components Supply Agreement, or by a subcontract manufacturer, at the per unit royalty rate for each component indicated in the attached Exhibit F. A component shall be deemed completed when its is commercially usable, regardless of whether it has been packaged for commercial use or sale, and regardless of Licensee's intended use of such component. No royalty shall be due on any products that are discarded or scrapped during the manufacturing process.

(b) Penalty Royalty. If the [***] Disposable Set Components Supply Agreement is terminated by Licensee for Licensor's failure to supply products under Section 17 of the [***] Disposable Set Components Supply Agreement, Licensee agrees to pay Licensor a royalty on each completed disposable set that includes one of each of the components comprising the [***] Disposable Set Components manufactured by Licensee, including those products manufactured by a subcontract manufacturer, at the per unit royalty rate indicated in the attached Exhibit G. A disposable set shall be deemed completed when its is commercially usable, regardless of whether it has been packaged for commercial use or sale, and regardless of Licensee's intended use of such disposable set. No royalty shall be due on any products that are discarded or scrapped during the manufacturing process.

(c) Payment of Royalty. While the [***] Disposable Set Components Supply Agreement is in force and effect, the royalty payable hereunder shall be invoiced by Licensor and paid by Licensee in conjunction with Licensee's payment for the manufacture of the [***] Disposable Set Components in accordance with the payment terms of the [***] Disposable Set Components Supply Agreement. If the [***] Disposable Set Components Supply Agreement is no longer in force and effect, the royalty payable hereunder shall be paid within forty-five (45) days after the end of each calendar quarter, by wire transfer in United States currency. Notwithstanding any terms, to the contrary in this Agreement, in the event of a Bankruptcy Event of Licensee, Licensee shall notify Licensor thereof within one (1) business day thereof. Thereafter, all payments by Licensee for any [***] Disposable Set Components will be "Cash On Delivery". These quarterly royalty payments shall be subject to a 1.5% penalty per month if received beyond the due date.

(d) Recordkeeping and Reports. Licensee shall keep full and accurate records and books of account of all particulars necessary for calculating the amounts of royalties due to Licensor hereunder. With each royalty payment, Licensee agrees to submit to Licensor a written report showing the number of [***] Disposable Set Components manufactured in the quarter and the calculation of the royalty paid.

(e)      Audit Right. Licensor shall have the right, as described in this
         Section 3(d) to audit the books and records of Licensee for the sole purpose of determining whether Licensee has paid to Licensor the full amount of the royalties that are due to Licensor hereunder. Licensor may conduct such audit either by its employees or by independent contractors, who shall maintain the confidentiality of the information that they may review in the course of the audit. Licensor may conduct such an audit at reasonable times no more than twice in any calendar year. Licensor may conduct such an audit both during the Term of this Agreement and for a period of two (2) years following the termination of this Agreement. Licensor shall give Licensee at least ten (10) business days' prior written notice of such audit. During such audit, Licensee shall open its books and records to Licensor that are related to the purpose of the audit. During such audit, Licensee shall also make available to Licensor the appropriate personnel of Licensee, who may be interviewed by Licensor in connection with the audit. Any adjustment in the amount due to Licensor on account of overpayment or underpayment of royalties shall be made at the next date when royalty payments are due under the Agreement. Licensor shall pay the expenses of the audit; provided, however, if there is an underpayment in the royalties, which exceeds two percent (2%) of the actual royalties paid Licensor during the period of time that is covered by the audit, then Licensee shall reimburse Licensor for all costs incurred by Licensor in conducting such audit.

4.       Confidentiality

(a)      Confidential and Proprietary Information.

(i)      Licensor Obligations with Respect to Licensee Confidential Information.
         ----------------------------------------------------------------------
         Licensor agrees to hold all confidential information of Licensee and its affiliated companies, including without limitation, any information relating to Licensee's and its affiliates' business operations, price lists, manufacturing data, marketing information strategies, customer or product lists, research and development information and all other information disclosed by Licensee or its affiliates to Licensor ("Licensee Confidential Information"), in strict confidence and not to use any of the foregoing commercially for its own benefit or that of anyone else nor for the purpose of developing or improving a product or method for anyone except Licensee. Licensor agrees to limit dissemination of and access to Licensee Confidential Information only to the persons within Licensor's organization and Licensor's affiliated organizations and their respective third party contractors, subcontractors, manufacturers and business partners who have a need for access thereto, and who have entered into a restrictive agreement prohibiting such personnel from doing anything with respect to Licensee Confidential Information that Licensor would itself be prohibited from doing under this Agreement. Notwithstanding anything to the contrary herein, Licensor may make such disclosures as necessary in connection with the preparation, filing, and dissemination of its filings with the U.S. Securities and Exchange Commission (e.g., 10-Ks, 10-Qs, and 8-Ks) and/or other disclosures as required by applicable law; provided, however, that it shall first notify Licensee of any such disclosure in order that the parties may seek appropriate confidential treatment for information they deem to be confidential.

(ii)     Licensee Obligations with Respect to Licensor Confidential Information.
         ----------------------------------------------------------------------
         Licensee agrees to hold all confidential information of Licensor and its affiliated companies, including without limitation, any information relating to Licensor's and its affiliates' business operations, price lists, manufacturing data, marketing information strategies, customer or product lists, research and development information, and all other information disclosed by Licensor or its affiliates to Licensee ("Licensor Confidential Information"), in strict confidence and not to use any of the foregoing commercially for its own benefit or that of anyone else. Licensee agrees to limit dissemination of and access to Licensor Confidential Information only to the persons within Numico, Royal Numico and Nutricia, and their affiliates, and their respective third party contractors, subcontractors, manufacturers and business partners who have a need for access thereto, and who have entered into a restrictive agreement prohibiting such personnel from doing anything with respect to Licensor Confidential Information and such information that Licensee would itself be prohibited from doing under this Agreement. Notwithstanding anything to the contrary herein, Licensee may make such disclosures as necessary in connection with the preparation, filing, and dissemination of disclosures as required by applicable law; provided, however, that it shall first notify Licensor of any such disclosure in order that the parties may seek appropriate confidential treatment for information they deem to be confidential.

(b) Use of Confidential Information of Other Parties. Each party represents, warrants, and covenants that it will not use in the course of its performance under this Agreement, or disclose to the other parties hereto, any confidential or proprietary information of any third party (including competitors of the other parties) without the prior written consent of the party to whom such confidential or proprietary information belongs.

(c) Disclosure Does Not Constitute a License. Neither the execution of this Agreement nor the disclosure of any confidential or proprietary information by one party to the other hereunder shall be construed as granting to the recipient of such information, by implication or otherwise, any right in, or license to, other than expressly contained herein, any present or future proprietary information, patent, trademark, copyright invention, now or hereinafter, owned or controlled by the disclosing party. Each party will be authorized to use the other party's confidential information that is disclosed hereunder only for such purposes as are expressly contemplated by this Agreement.

(d) Notice of Unauthorized Disclosure. If either party becomes aware of any unauthorized disclosure of the other party's confidential information, it will immediately notify the other party of such unauthorized disclosure and will take all reasonable steps to mitigate the potential harm associated with such unauthorized disclosure.

(e) Survival. The provisions regarding Confidential Information shall survive the termination or expiration of this Agreement.

5.       Term and Termination

(a) Effective Date and Term. The term of this Agreement shall begin on July 20, 2004 (the "Effective Date"), and shall end on the earlier of (i) the tenth anniversary of the date upon which the [***] Disposable Set Components Supply Agreement is terminated, or (ii) the date that no Flocare [***] Pump placed or sold by Licensee is in service (the "Term"); provided that at any time on or after January 1, 2008, Licensee may give notice to Licensor of its intention for any reason to terminate this Agreement, and, if such notice is given, the term of this Agreement shall expire two years from the date of such notice, unless it is earlier terminated pursuant to Section 5 below.

(b) Termination by Licensor. This Agreement may be terminated by Licensor prior to the end of the Term as follows:

(i) Upon the failure of Licensee to pay to Licensor monies due by Licensee to Licensor hereunder, and/or any of the Related Agreements, whether such failure occurs prior to or following the initiation of any United States or foreign country bankruptcy or insolvency proceeding, Licensor may give notice to Licensee of such non-payment. Thereafter, if Licensee fails to pay such monies to Licensor within five (5) business days of such notice, then Licensor may elect to terminate the Agreement on that 5th business day or on such later date so elected by Licensor. If Licensee pays the monies due to Licensor within those five (5) business days, then this Agreement shall not terminate.

(ii) Upon a Confidentiality Breach by Licensee, then Licensor may give notice to Licensee of such Confidentiality Breach. If Licensee fails to cure such Confidentiality Breach within sixty (60) days of such notice, then this Agreement may be terminated by Licensor at any time during the applicable Licensor Termination Period. Licensor's failure to terminate this Agreement during the Licensor Termination Period will constitute a waiver of Licensor's rights to terminate this Agreement by reason of the applicable Confidentiality Breach, but will not constitute a waiver of Licensor's other rights and remedies under this Agreement (or other applicable Related Agreement, if any), or a waiver of future similar breaches.

(iii) Upon an Exclusivity Breach by Licensee, then Licensor may give notice to Licensee of such Exclusivity Breach. If Licensee fails to cure such Exclusivity Breach within sixty (60) days of such notice, then this Agreement may be terminated by Licensor at any time during the applicable Licensor Termination Period. Licensor's failure to terminate this Agreement during the Licensor Termination Period will constitute a waiver of Licensor's rights to terminate this Agreement by reason of the applicable Confidentiality Breach, but will not constitute a waiver of Licensor's other rights and remedies under this Agreement (or other applicable Related Agreement, if any), or a waiver of future similar breaches.

(iv) Upon a material breach of this Agreement other than any of the material breaches described in Sections 5(b)(i)-(iii) above that occurs after any termination of the [***] Pump Supply Agreement, then Licensor may give notice to Licensee of such material breach. If Licensee fails to cure such material breach within sixty (60) days of such notice, then this Agreement may be terminated by Licensor at any time during the applicable Licensor Termination Period. Licensor's failure to terminate this Agreement during the Licensor Termination Period will constitute a waiver of Licensor's rights to terminate this Agreement by reason of the applicable breach, but will not constitute a waiver of Licensor's other rights and remedies under this Agreement, or a waiver of future similar breaches.

(c) Termination by Licensee. This Agreement may be terminated by Licensee prior to the end of the Term as follows:

(i) Upon a Bankruptcy Event of Licensor, Licensor shall notify Licensee thereof within one (1) business day thereof, and Licensee may elect to terminate the Agreement by giving written notice to Licensor within thirty (30) days of that notice.

(ii) Upon a Change of Control of Licensor, Licensor shall notify Licensee thereof within one (1) business day of the public announcement thereof, and Licensee may elect to terminate the Agreement by giving notice to Licensor within thirty (30) days of the public announcement.

(iii) Upon a material breach of this Agreement by Licensor, Licensee may give notice to Licensor of such material breach. If Licensor fails to cure such material breach within sixty (60) days of such notice, then this Agreement may be terminated by Licensee at any time during the period that begins on the sixtieth (60th) day following such notice and ends on the ninetieth (90th) day following such notice (the "Licensee Termination Period") by giving written notice of such termination to Licensor before the expiration of the Licensee Termination Period. Licensee's failure to terminate this Agreement during the Licensee Termination Period will constitute a waiver of Licensee's rights to terminate this Agreement by reason of the applicable breach, but will not constitute a waiver of Licensee's other rights and remedies under this Agreement.

(iv) If Licensee terminates the [***] Disposable Set Components Supply Agreement pursuant to Section 15(a)(viii) of the [***] Disposable Set Components Supply Agreement, Licensor may give notice to Licensee of its intention to terminate this Agreement, and, if such notice is given, this Agreement shall terminate at the same time as the [***] Disposable Set Components Supply Agreement. Once a notice of termination has been given by a party pursuant to this subparagraph, such notice shall be irrevocable except by mutual consent of the parties.

(d) Cross-Termination. This Agreement shall terminate automatically and immediately upon the termination of the [***] Disposable Set Components Supply Agreement for any reason other than one of the following reasons:

(i) Upon a "Bankruptcy Event of Supplier" in Section 15(a)(v) of the [***] Disposable Set Components Supply Agreement.

(ii) Upon a "Change of Control of Supplier" in Section 15(a)(vi) of the [***] Disposable Set Components Supply Agreement.

(iii) Upon a "Failure to Fulfill Call-Off" in Section 15(a)(ix) of the [***] Disposable Set Components Supply Agreement, where such failure to fulfill involves the [***] Disposable Set Components licenses under this Agreement (as opposed to other products also covered under the [***] pump Agreement).

(iv) In the event Licensor commences a voluntary proceeding under Title 11 of the United States Code (the "Bankruptcy Code") and/or is adjudicated a debtor in an involuntary case under the Bankruptcy Code pursuant to
         Section 15(a)(x) of the [***] Disposable Set Components Supply
         Agreement.

(v) Termination by Customer (as defined in the [***] Disposable Set Components Supply Agreement) pursuant to Section 15(a)(vii) of the [***] Disposable Set Components Supply Agreement arising out of a material breach of that agreement by Supplier.

(e) Effect of Termination. Upon the termination of this Agreement, Licensee agrees to immediately cease using the [***] Intellectual Property and manufacturing the [***] Disposable Set Components in any manner and for any purpose; provided, however, that Licensee shall have the right to use or sell any fully manufactured [***] Disposable Set Components that it has on hand on the date of termination that meet the Quality Assurance Standards and shall pay applicable royalties thereon. No termination of this Agreement shall affect the rights of Licensor to accrued royalties due and owing as of the date of termination and to statements of account with any royalty payment that is made after the termination date. Additionally, Licensor shall have the continuing right to conduct audits as provided in Section 3(d) herein.

(f) Return of Materials Upon Termination. Upon termination, expiration or non-renewal of this Agreement, if applicable, each party shall return to the other party all materials and documents containing confidential and proprietary information, including any copies or extracts thereof, and shall erase any copies thereof contained in any electronic or other memory device. In addition, at that time each party shall immediately cease and desist from using any confidential or proprietary information of the other parties hereto for any purpose whatsoever. Each party will certify in writing to the other, within thirty (30) days after any such termination, expiration, or non-renewal of this Agreement that they have complied with this Section 5(f).

(g) No Liability for Termination. Neither party in exercising its rights to terminate this Agreement in accordance with the terms and conditions hereof shall incur any liability whatsoever for any damage, loss or expense of any kind suffered or incurred by the other (or for any compensation to the other) arising from or incident to any such termination (except if such termination is for a material breach of this Agreement), expiration or non-renewal, whether or not the terminating party is aware of any such damage, loss or expense. Any termination hereof shall not impair any rights nor discharge any obligations which have accrued to the parties as of the effective date of such termination.


6.       Representation and Warranties

(a) Licensor's Representations and Warranties. Licensor hereby represents and warrants to Licensee that:

(i) It has the full power, capacity, and right to enter into this Agreement;

(ii) All corporate action necessary to authorize Licensor to enter into this Agreement and be legally bound by its terms has been taken;

(iii) It knows of no pending or threatened action in law or in equity which adversely affects the rights granted herein, and it knows of no basis for any of the foregoing;

(iv) To the knowledge of Licensor, neither the execution and delivery of this Agreement nor compliance with the obligations of Licensor hereunder, will violate any law or regulation, or any order or decrees of any court or government instrumentality;

(v) To the knowledge of Licensor, neither the execution and delivery of this Agreement nor compliance with the obligations of Licensor hereunder, will conflict with, or result in the breach of, or constitute a default under, any contract, agreement, instrument or judgment to which Licensor or any officer, director, employee or controlling person of Licensor is a party, or which is or purports to be binding upon any of the foregoing persons;

(vi) No action, approval, or consent, including, but not limited to, any action, approval, or consent by any federal, state, municipal, or other governmental agency, commission, board, bureau, or instrumentality is necessary in order to constitute this Agreement as a valid, binding, and enforceable obligation of Licensor in accordance with its terms;

(vii) Licensor is the sole legal and beneficial owner of the [***] Intellectual Property;

(viii) To the knowledge of Licensor, none of the [***] Intellectual Property infringes or is alleged to infringe upon any patents or other intellectual property rights of any third party;

(ix) All utility Patents have been applied for in the United States, the European Community, Switzerland, China and Japan; and

(x) The [***] Trademarks have either been filed or the filing process has been initiated in the United States, the European Community, Switzerland, China, and Japan.

(xi) The Know-How comprises all trade secrets and other confidential information, including, without limitation, ideas, formulas, compositions, inventions (whether patentable or unpatentable and whether or not reduced to practice), the Product Specifications, know-how, manufacturing and production processes and techniques, research and development information, drawings, specifications, designs, plans, proposals, technical data, supplier lists and information, and unpublished research and development information that are necessary or helpful in the production of the [***] Disposable Set Components; provided, however, that the Know-How does not include either (i) manufacturing and production processes and techniques, or
         (ii) customer lists.

(b) Licensee's Representations and Warranties. Licensee hereby represents and warrants to Licensor that:

(i) It has the full power, capacity, and right to enter into this Agreement;

(ii) All corporate action necessary to authorize Licensee to enter into this Agreement and be legally bound by its terms has been taken;

(iii) It knows of no pending or threatened action in law or in equity which adversely affects the rights granted herein, and it knows of no basis for any of the foregoing;

(iv) To the knowledge of Licensee, neither the execution and delivery of this Agreement nor compliance with the obligations of Licensee hereunder, will violate any law or regulation, or any order or decrees of any court or government instrumentality;

(v) Neither the execution and delivery of this Agreement nor compliance with the obligations of Licensee hereunder, will conflict with, or result in the breach of, or constitute a default under, any contract, agreement, instrument or judgment to which Licensee or any officer, director, employee or controlling person of Licensee is a party, or which is or purports to be binding upon any of the foregoing persons; and

(vi) No action, approval, or consent, including, but not limited to, any action, approval, or consent by any federal, state, municipal, or other governmental agency, commission, board, bureau, or instrumentality is necessary in order to constitute this Agreement as a valid, binding, and enforceable obligation of Licensee in accordance with its terms.

7.       Indemnification.

(a) Licensor's Indemnification. Licensor shall indemnify, defend and hold Licensee, its affiliates, and their respective officers, directors, employees and agents (each, a "Licensor Indemnified Party"), harmless from and against any and all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties, reasonable attorneys' fees, costs of investigation and any legal or other expenses or costs ("Losses") incurred or suffered by any Licensor Indemnified Party arising out of, in connection with or resulting from any claim, allegation or judgment as to: (i) any violation or infringement by Licensor upon any common law or statutory intellectual property rights of any third party that arises from or relates to [***] Intellectual Property and the [***] Disposable Set Components, (ii) any third party product liability claim resulting from a design defect of the [***] Disposable Set Component (except that, so long as the [***] Disposable Set Components Supply Agreement is in effect, product warranty claims shall be limited to the remedies set forth in Section 7(i) of the [***] Pump Supply Agreement), or (iii) any inaccuracy or breach in any of Licensor's representations and warranties under this Agreement; provided, however, that Licensor shall have no obligation to indemnify Licensee for any Losses to the extent such Losses are caused by any negligent or willful act or omission of Licensee; and further provided that no indemnification shall be available to Licensee under Section 7(a)(i) or (ii) hereof while the [***] Disposable Set Components Supply Agreement is in effect. With respect to Section 7(a)(i) above, Licensor shall provide, at its own cost, non-infringing replacements for the infringing portions of the [***] Disposable Set Components of equivalent quality and effect, or obtain at its own cost the necessary licenses from third parties to allow Licensee to continue to market, sell, distribute, and promote the [***] Disposable Set Components as contemplated by the parties under this Agreement.

(b) Licensee's Indemnification. Licensee agrees to indemnify, defend and hold harmless Licensor, its affiliates, and their respective officers, directors, employees and agents (each, a "Licensee Indemnified Party") from and against any and all Losses (as defined in Section 7(a) above) incurred or suffered by any Licensee Indemnified Party arising out of, in connection with or resulting from any claim, allegation or judgment
         (i) as to any inaccuracy or breach in any of Licensee's representations and warranties under this Agreement; provided, however, that Licensee shall have no obligation to indemnify Licensor for any Losses to the extent such Losses are caused by any negligent or willful act or omission of Licensor, or (ii) any third party product liability claim resulting from a manufacturing defect in the [***] Disposable Set Component.

(c)      Indemnification Procedure for Matters Involving Third Parties.

(i) If any third party notifies any party hereto (the "Indemnified Party") with respect to any matter (a "Third Party Claim") which may give rise to a claim for indemnification against the other party hereto (the "Indemnifying Party") under Section 7(a) or 7(b) (as applicable), then the Indemnified Party shall promptly notify the Indemnifying Party thereof in writing; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any obligation hereunder unless (and then solely to the extent) that the Indemnifying Party is prejudiced thereby.

(ii) Any Indemnifying Party will have the obligation to assume the defense of the Third Party Claim with counsel of its choice reasonably satisfactory to the Indemnified Party at any time within 15 days after the Indemnified Party has given notice of the Third Party Claim; provided, however, that the Indemnifying Party must conduct the defense of the Third Party Claim actively and diligently thereafter in order to preserve its rights in this regard; and provided further that the Indemnified Party may retain separate co-counsel at its sole cost and expense and participate in the defense of the Third Party Claim.

(iii) So long as the Indemnifying Party has assumed and is conducting the defense of the Third Party Claim in accordance with Section 7(c)(ii) above, (A) the Indemnifying Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnified Party (which shall not be unreasonably withheld) unless the judgment or proposed settlement involves only the payment of money damages by one or more of the Indemnifying Parties and does not impose an injunction or other equitable relief upon the Indemnified Party and (B) the Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnifying Party (which shall not be unreasonably withheld).

(iv) If the Indemnifying Party does not assume and conduct the defense of the Third Party Claim in accordance with Section 7(c)(ii) above, however, (A) the Indemnified Party may defend against, and consent to the entry of any judgment or enter into any settlement with respect to, the Third Party Claim in any manner it reasonably may deem appropriate (and the Indemnified Party need not consult with, or obtain any consent from, any Indemnifying Party in connection therewith) and (B) the Indemnifying Party will remain responsible to indemnify the Indemnified Party under Section 7(a) or 7(b) (as applicable).

(d) Indemnification Procedure for Matters not Involving Third Parties. A claim for indemnification for any matter not involving a third-party claim may be asserted by notice to the party from whom indemnification is sought.

(e) Limitations on Licensor's Liability. LICENSOR'S MAXIMUM LIABILITY TO LICENSEE, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY LICENSEE UNDER THIS AGREEMENT (OTHER THAN CLAIM(S) FOR INDEMNIFICATION FOR PRODUCT LIABILITY CLAIM(S) BY A THIRD PARTY) SHALL IN NO EVENT EXCEED $1,000,000; PROVIDED, HOWEVER, THAT LICENSOR'S MAXIMUM LIABILITY TO LICENSEE FOR DAMAGES, IF ANY, RELATING TO CLAIM(S) MADE BY LICENSEE THAT ARISE OUT OF THE SAME FACTS AND CIRCUMSTANCES, WHETHER SUCH CLAIM(S) ARE MADE UNDER THIS AGREEMENT, AND OR ANY OF THE RELATED AGREEMENTS, SHALL IN NO EVENT EXCEED $1,000,000. LICENSOR'S MAXIMUM LIABILITY TO LICENSEE, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY LICENSEE FOR INDEMNIFICATION FOR A PRODUCT LIABILITY CLAIM BY A THIRD PARTY SHALL IN NO EVENT EXCEED THE AMOUNT OF THE INSURANCE PROCEEDS AVAILABLE TO LICENSOR WITH RESPECT TO SUCH CLAIM, WHETHER SUCH CLAIM IS MADE UNDER THIS AGREEMENT, AND OR ANY OF THE RELATED AGREEMENTS

(f) Limitations on Licensee's Liability. LICENSEE'S MAXIMUM LIABILITY TO LICENSOR, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY LICENSOR UNDER THIS AGREEMENT (OTHER THAN CLAIM(S) FOR INDEMNIFICATION FOR PRODUCT LIABILITY CLAIM(S) BY A THIRD PARTY) SHALL IN NO EVENT EXCEED $1,000,000; PROVIDED, HOWEVER, THAT LICENSEE'S MAXIMUM LIABILITY TO LICENSOR FOR DAMAGES, IF ANY, RELATING TO CLAIM(S) MADE BY LICENSOR THAT ARISE OUT OF THE SAME FACTS AND CIRCUMSTANCES, WHETHER SUCH CLAIM(S) ARE MADE UNDER THIS AGREEMENT, AND OR ANY OF THE RELATED AGREEMENTS, SHALL IN NO EVENT EXCEED $1,000,000. LICENSEE'S MAXIMUM LIABILITY TO LICENSOR, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY LICENSOR FOR INDEMNIFICATION FOR A PRODUCT LIABILITY CLAIM BY A THIRD PARTY SHALL IN NO EVENT EXCEED THE AMOUNT OF THE INSURANCE PROCEEDS AVAILABLE TO LICENSEE WITH RESPECT TO SUCH CLAIM, WHETHER SUCH CLAIM IS MADE UNDER THIS AGREEMENT, AND OR ANY OF THE RELATED AGREEMENTS. IN NO EVENT SHALL THE LIMITATIONS SET FORTH IN THIS SECTION 7(f) LIMIT OR EXCUSE ANY OBLIGATION OF LICENSEE TO PAY THE ROYALTIES DUE HEREUNDER.

(g) No Consequential Damages. IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER FOR INCIDENTAL OR CONSEQUENTIAL DAMAGES OF ANY KIND, EVEN IF THE BREACHING PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES IN ADVANCE. The parties intend this limitation in this Section 7(g) to apply to the following events, among other events: (i) any claim for consequential damages suffered by the non-breaching party (as opposed to any third party) arising out of any claim by a third party for either product liability or infringement of intellectual property, (ii) any breach by either party of its representations under this agreement,
         (iii) any non-performance or mal-performance by either party under this Agreement, or (iv) the termination or expiration of this Agreement by either party. Such incidental or consequential damages shall include, but shall not be limited to, loss of goodwill, loss of prospective profits, loss of revenue, or damages on account of any investment, expenditure, or commitment that is made by either party in reliance upon this Agreement. This limitation in this Section 7(g) is not intended by the parties to prevent Licensee, for example, from recovering from Licensor , in an indemnification claim made under
         Section 7(a)(ii), the full amount that it has been required to pay to a third party in connection with a product liability claim brought by such third party against Licensee, including such incidental or consequential damages as may be allowed by law under that claim by that third party. This limitation in this Section 7(g) is, nevertheless, intended to prevent the non-breaching party from receiving from the breaching party, in an indemnification claim under Section 7(a) or 7(b), incidental or consequential losses or damages that have been incurred by the non-breaching party (as opposed to any third party), such as lost profits, that may arise from or relate to any event under this Agreement.

(h) Licensor's Insurance. Licensor shall maintain in full force and effect throughout the Term, at its sole cost and expense, insurance with financially sound and established reputable insurers of the type and quantity (and with such risk retention) generally maintained by the companies of established repute in Licensor's line of business, such insurance to include, without limitation, products liability insurance and general liability insurance each, in an amount no less than ten million U.S. dollars (U.S. $10,000,000.00) per occurrence. Licensor shall, upon request, provide Licensee with a copy of any documentation relating to any such insurances. Licensor shall have Licensee named as an additional insured beneficiary, with Licensee able to claim thereunder as primary beneficiary and without offset or deduction whatsoever as a result of any insurance obtained by Licensee, and shall contain a waiver of subrogation by the respective insurance carrier against Licensee's and its affiliates' insurance carrier, with respect to Licensor's obligations under this Agreement.

(i) Licensee's Insurance. Licensee shall maintain in full force and effect throughout the Term, at its sole cost and expense, insurance with financially sound and established reputable insurers of the type and quantity (and with such risk retention) generally maintained by the companies of established repute in Licensee's line of business, such insurance to include, without limitation, products liability insurance and general liability insurance each, in an amount no less than ten million U.S. dollars (U.S. $10,000,000.00) per occurrence. Licensee shall, upon request, provide Licensor with a copy of any documentation relating to any such insurances. Licensee shall have Licensor named as an additional insured beneficiary, with Licensor able to claim thereunder as primary beneficiary and without offset or deduction whatsoever as a result of any insurance obtained by Licensor, and shall contain a waiver of subrogation by the respective insurance carrier against Licensor's and its affiliates' insurance carrier, with respect to Licensee's obligations under this Agreement.

8.       Intellectual Property

(a) Ownership of Product Rights/Intellectual Property Rights. Licensor has and will retain all right, title to, and interest in [***] Intellectual Property.

(b) Nationalization of Patents. Licensor will use Commercially Reasonable Efforts to nationalize the Patents in the following countries in the
         Territory: United Kingdom, Germany, France, Italy, Belgium, Luxembourg, The Netherlands, Austria, and China.

(c) Notice of Infringement. Licensee shall promptly notify Licensor of any actual or apparent infringement of [***] Intellectual Property of which Licensee becomes aware. Licensor may, at its sole option and expense, prosecute any suit it deems necessary or appropriate to protect any of Licensor's rights to [***] Intellectual Property from and against infringement by third parties anywhere in the world and Licensee shall cooperate fully with Licensor in connection with any such action.

9.       New Product Development.

(a) Innovation. Licensor will exert efforts to investigate, discuss, and/or develop improvements with respect to the [***] Disposable Set Components and/or new disposable sets that are advancements from the [***] Disposable Set Components (each such improvement an "Innovation") by (i) discussing product innovation at least annually in one of the Quarterly Meetings (as defined in Section 9(f) below) with Licensee and
         (ii) budgeting and maintaining sufficient marketing resources, as determined in Licensor's reasonable discretion, to support the discussions required by subsection 9(a)(i). Unless otherwise explicitly agreed in a writing signed by both Licensee and Licensor, Licensor will own all right, title to and interest in any Innovations and Licensee hereby assigns any right, title to, and interest in such Innovations to Licensor. If the parties mutually determine that an Innovation is Commercially Viable (as defined below), then Licensor shall spend annually, in the aggregate, on research and development efforts relating to such Innovation and any other Innovations deemed to be Commercially Viable under this section, up to 2% of the gross revenues generated under this Agreement during the same fiscal year (the "Invested Amount"). Licensor will be obligated to spend the Invested Amount on such research and development efforts from the date the parties both approve the project until the date that Licensor determines in good faith that the project is complete or that it should be abandoned. The Invested Amount shall be calculated in each of Licensor's fiscal years or a portion thereof from the beginning to the end of the project. For purposes of this Agreement "Commercially Viable" shall mean both (x) the recapture of the Invested Amount by Licensor within the first two years from the date of commercialization of the project and (y) a projected return on investment to Licensor of at least 10% annually over the life of the project.

(b) Licensor Funded Product Improvements. Licensor will exert Commercially Reasonable Efforts to improve the [***] Disposable Set Components, and to develop new disposable sets that are advancements from the [***] Disposable Set Components (each such improvement a "Licensor Funded Product Improvement"). All intellectual property and other rights associated with any Licensor Funded Product Improvement will belong to Licensor; provided, however, that Licensor will provide to Licensee a first right to commercialize such Licensor Funded Product Improvements in the Territory.

(c) Licensee Funded Product Improvements. Licensee cannot make improvements to the [***] Disposable Set Components without Licensor's prior written consent. Licensee may hire Licensor to make improvements to the [***] Disposable Set Components, on terms that are mutually acceptable to Licensee and Licensor, but in any event the costs and expenses associated with such improvements will be paid for by Licensee (each such improvement a "Licensee Funded Product Improvement"). Any such Licensee Funded Product Improvements will be owned by Licensee; provided, however, that Licensor will have an option to license such improvements from Licensee, without the payment of any royalties therefore, for the purpose of manufacturing and selling of such Licensee Funded Product Improvements, alone or in combination with other products, outside of the Territory.

(d) Jointly Developed Product Improvements. If the parties agree to jointly develop and fund improvements to the [***] Disposable Set Components (each such improvement a "Jointly Developed Product Improvement"), then the parties will jointly own such Jointly Developed Product Improvements on such terms and conditions to which they mutually agree. In any event, such agreement will provide that (i) Licensor will have a license to manufacture, use, and sell such Jointly Developed Product Improvement, alone or in combination with other products, in geographic areas outside of the Territory, and (ii) Licensee will have a license to use or sell such Jointly Developed Product Improvement, alone or in combination with other products, inside of the Territory.

(e) Termination of Innovation and Product Improvements Obligations. The obligations of the Licensor under Section 9 shall terminate upon a termination of the [***] Disposable Set Components Supply Agreement for any reason, including a termination only with respect to the manufacturing of the [***] Disposable Set Components .

(f) Designated Representative. Each party agrees to designate one individual within such party's organization to serve as such party's primary point of contact and representative (the "Designated Representative") in such party's relationship and communications with the other party as contemplated in this Agreement. These Designated Representatives shall also involve other appropriate operational, strategic, technical, and regulatory personnel in such communications.

(g) Quarterly Meetings. The parties agree to hold a face-to-face meeting at a minimum of once each calendar quarter during the Term for such duration as the parties agree in good faith is necessary to address the various issues that may arise relating to the performance of the parties under this Agreement (the "Quarterly Meetings"). The location of the Quarterly Meetings shall alternate between Licensor's Facility and a Licensee facility in the Territory. The parties shall formulate in advance of each meeting a written agenda of material items that each party proposes should be considered together in the meeting. The parties shall make a reasonable effort to have the Designated Representative present at each Quarterly Meeting, as well as such other individuals as would be appropriate in light of the agenda for the meeting. Each party shall bear all of its own costs and expenses associated with its participation in the Quarterly Meeting. The parties' respective rights to request and receive information hereunder will not be affected or limited by any subject or matter discussed or planned to be discussed at any Quarterly Meeting.

10. Survival. Any provision of this Agreement which contemplates performance or the existence of rights or obligations after the expiration, non-renewal, or termination of this Agreement shall expressly survive such expiration, non-renewal, or termination of this Agreement and shall be binding upon the party or parties obligated thereby in accordance with the terms of this Agreement, subject to any limitations expressly set forth in this Agreement.

11. Amendment or Waiver. This Agreement cannot be changed orally, and no modification of this Agreement shall be recognized nor have any effect, unless the writing in which it is set forth is signed by Licensor and Licensee, nor shall any waiver of any of the provisions of this Agreement be effective unless in writing and signed by the party to be charged therewith. The failure of either party to enforce, at any time or for any period of time, the provisions hereof, or the failure of either party to exercise any option herein shall not be construed as a waiver of such provision or option and shall in no way affect that party's right to enforce such provisions or exercise such option. No waiver of any provision hereof shall be deemed a waiver of any succeeding breach of the same or any other provisions of this Agreement.

12.      Dispute Resolution; Governing Law; Injunctive Relief.

(a) Negotiations. The parties agree that they will attempt in good faith to resolve any controversy, claim, dispute or question between them arising out of or relating to this Agreement, including the construction or application of this Agreement, promptly by negotiations between the parties. If a controversy or claim should arise, appropriate representatives of the parties will meet at least once and will attempt to resolve the matter. Either party may request the other to meet within fourteen (14) days, at a mutually agreed time and place.

(b) Mediation. If the matter has not been resolved within thirty (30) days of this meeting, the controversy or claim shall be submitted to non-binding mediation by a mediator chosen from names of mediators furnished by JAMS or the American Arbitration Association. The mediation shall occur in New York City, New York, U.S.A.

(c) Litigation. In the event that differences concerning matters covered by this Agreement arise that are not resolved by mutual agreement via negotiations or mediation as described above, the parties agree that any action or proceeding arising out of or relating to this Agreement shall be heard and decided by a non-jury bench trial in New York City, New York, U.S.A. Each party hereto irrevocably submits to the jurisdiction of the appropriate state court covering New York City, New York, U.S.A., and each party hereby irrevocably agrees that all claims in respect of any such action or proceeding must be brought and/or defended in such court; provided, however, that matters which are under the exclusive jurisdiction of the Federal courts shall be brought in the Federal District Court covering New York City, New York, U.S.A.

(d) Governing Law. The provisions of this Agreement shall be governed by and construed in accordance with the laws of the State of New York, U.S.A. (excluding any conflict of law rule or principle that would refer to the laws of another jurisdiction and the U.N. Convention on Contracts for the International Sales of Goods). EACH PARTY HERETO HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVES, TO THE FULLEST EXTENT IT MAY LEGALLY AND EFFECTIVELY DO SO, TRIAL BY JURY IN ANY SUIT, ACTION OR PROCEEDING ARISING HEREUNDER.

(e) Injunctive Relief. Each of the parties acknowledge and agree that the other parties will be damaged irreparably if any of the provisions of this Agreement (specifically including the obligations of confidentiality set forth in Section 4 herein) are not performed in accordance with their specific terms or otherwise are breached. Accordingly, notwithstanding any other provision in this Agreement the damaged party shall have the right to pursue a claim for injunctive relief, damages and attorneys' fees in any court of competent jurisdiction for the other party's breach of any covenant, agreement or obligation, in addition to any other relief available to them under this Agreement or under applicable law.

(f) Fees. The parties shall equally split the fees of any mediation, but in any arbitration or permissible legal proceedings, the prevailing party shall be entitled to reasonable attorneys' fees, costs and other disbursements in addition to any other relief to which such party may be entitled.

13. Counterparts. This Agreement may be executed in multiple counterparts, which taken together shall constitute one instrument and each of which shall be considered an original for all purposes.

14. Notices. Any and all notices permitted or required to be given hereunder shall be deemed duly given: (i) upon actual delivery, if delivery is by hand; (ii) upon delivery by overnight express courier (i.e., DHL or FedEx); or (iii) upon facsimile transmission, so long as the original is then sent by overnight express courier. Each such notice shall be sent to the respective party at the address indicated below:

         If to ZEVEX:                       ZEVEX International Inc.
                                            4314 ZEVEX Park Lane
                                            Salt Lake City, Utah  84123
                                            Attn: Chairman and CEO
                                            Fax: (801) 264-1051
                                            with a copy to the CFO
                                            at the same address.

         If to Numico:                      Numico Trading B.V.
                                            Numico Beech Avenue 54-80
                                            1119 PW Schiphol-Rijk
                                            The Netherlands
                                            Attn:  Luc Volatier, V.P. of
                                            Purchasing Worldwide
                                            Fax: 31206586159

         If to Nutricia:                    c/o Nutricia International B.V.
                                            Numico Beech Avenue 54-80
                                            1119 PW Schiphol-Rijk
                                            The Netherlands
                                            Attn: Rob Heutink, V.P.
                                            Manufacturing and Supply,
                                            Emerging Markets
                                            Fax: 31206586884

or such other address or facsimile number as any of the persons designated above may have specified in a notice or communication duly given to the other designated person as provided herein.

15. Binding Effect; Non-Assignability. This Agreement shall be binding upon and enforceable against the parties hereto and their respective successors and permitted assigns. Neither party shall assign or subcontract (except as expressly allowed hereunder) its rights and obligations under this Agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld; provided, however, that either party may assign this Agreement to an affiliate of such party.

16. Relationship of the Parties. The parties are and at all times shall be deemed to be independent contractors and shall be wholly responsible for the goods supplied and services performed under this Agreement. Nothing contained herein shall be construed as creating the relationship of employer/employee or principal/agent. Each party shall assume full responsibility for the actions of its employees as related to the party's obligations under this Agreement. Neither party to this agreement is hereby constituted an agent of the other for any purpose and neither party has the authority to assume or create any obligation, or to make any representation, warranty or guarantee for the other, except as expressly granted or made in this Agreement.

17. Force Majeure. Neither party shall be responsible or liable for any default in performance of this Agreement arising directly or indirectly from any cause beyond such party's control, including fire, flood, earthquake, acts of God, war (declared or undeclared), enemy action, embargo, strike, governmental order, proclamation or regulation, accident, explosion, riot, insurrection, or expropriation of the property by government authority (each such event a "Force Majeure Event"). If a Force Majeure Event occurs, the parties will exert reasonable efforts to mitigate the impact of such Force Majeure Event on the business arrangements of the parties set forth in this Agreement and to otherwise carry out the intent and accomplish the objectives of this Agreement.

18. Exhibits and Schedules. Any exhibit or schedule attached hereto is made a part hereof and is fully incorporated herein by reference.

19. Entire Agreement. This Agreement contains the sole and complete understanding of the parties related to its subject matter, and supersedes all oral or written agreements concerning this subject matter made prior to the date of this Agreement. The [***] Disposable Set Components Supply Agreement and the Flocare 800 Pump Agreement are not superceded by this Agreement, but to the extent that any terms of this Agreement relating to the licensing of the [***] Intellectual Property conflict with such agreements, this Agreement shall control.

20. Remedies Not Exclusive. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy will be cumulative and will be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. The election of any one or more remedies will not constitute a waiver of the right to pursue other available remedies.

21. Bankruptcy Provisions. It is intended by the parties to this Agreement that in the event of Licensor's bankruptcy filing under the United States Bankruptcy Code ("Bankruptcy Code'), this Agreement shall be treated as an executory contract under which Licensor is a licensor of intellectual property under
Section 365(n) of the Bankruptcy Code, and that Licensee shall have all the rights to which licensees of intellectual property are entitled to under such section. This Agreement is an integrated agreement, and all provisions of this agreement which are not directly related to the license of intellectual property are intended to be supplementary to the intellectual property license granted hereunder, within the meaning of Section 365(n)(4)(B) of the Bankruptcy Code.

22. Language; Interpretation. The language controlling the construction and interpretation of this Agreement shall be English. Section headings are included solely for convenience and shall not constitute a part hereof. Unless the context otherwise requires, words importing the singular shall be deemed to import the plural and vice versa.

23. Third Party Beneficiaries. No person or entity shall be a third-party beneficiary of this Agreement.

24. Media Relations. Each of Licensor and Licensee agrees that during the Term each will not, and will cause its affiliates not to, disparage each other or release commercially sensitive information about each other in any oral, written, or electronic public statements (including without limitation in any securities filing with the U.S. Securities and Exchange Commission) concerning any matters relating to or arising from this Agreement.

         IN WITNESS WHEREOF, the parties enter into this Agreement effective as of the Effective Date.

         ZEVEX INTERNATIONAL, INC.

         By:
            --------------------------------------------------
         Name:
              ------------------------------------------------
         Title:
               -----------------------------------------------

         NUTRICIA INTERNATIONAL, B.V.

         By:
            --------------------------------------------------
         Name:
              ------------------------------------------------
         Title:
               -----------------------------------------------

         NUMICO TRADING, B.V.

         By:
            --------------------------------------------------
         Name:
              ------------------------------------------------
         Title:
               -----------------------------------------------

                                    Exhibit A

                                [***] Trademarks

 [***]

                                    Exhibit B

                                    Know-How

The [***] Disposable Sets Know-How is documented in the following ZEVEX Device Master Records:

---------------------------------------- --------------------------------------
Device Master Record Number              Description
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
[***]                                    Cassette, [***]
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
[***]                                    Silicone Pump Segment, [***]
---------------------------------------- --------------------------------------

                                    Exhibit C

                                     Patents


                                                       [***]

                                    Exhibit D

                             Product Specifications

The product specifications for the [***] Disposable Sets are documented in the Flocare [***] Enteral Feeding Pump User Requirements, ZEVEX document number [***].

                                    Exhibit E

                           Quality Assurance Standards


Licensee must maintain a Quality System that complies with all of the provisions of the European Union Medical Device Directive (MDD), 12 July 1993, 93/42/EEC, Annex II, EC Declaration of Conformity (Full quality assurance system).

                                    Exhibit F

                                    Royalties

The royalty is [***] for each completed LIM Segment and [***] for each completed cassette.

                                    Exhibit G

                                 Penalty Royalty

The penalty royalty is [***] for each completed LIM Segment and [***] for each completed cassette.

              CONFIDENTIAL INFORMATION OF ZEVEX International, Inc.

[*Confidential treatment has been requested as to certain portions of this document. Each such portion, which has been omitted herein and replaced with an asterisk [***], has been filed separately with the Securities and Exchange Commission.]


                                                                  Exhibit 10.35

                  LICENSE AGREEMENT FOR THE FLOCARE [***] PUMP


         THIS LICENSE AGREEMENT FOR THE FLOCARE [***] PUMP (this "Agreement") is entered into as of July 20, 2004 (the "Effective Date"), by and between NUMICO TRADING B.V., a Netherlands corporation with its principal offices at Numico Beech Avenue, 54-80, 1119PW, Schiphol-Rijk, The Netherlands ("Numico"), NUTRICIA INTERNATIONAL B.V., a Netherlands corporation with its principal offices at Numico Beech Avenue 54-80, 1119PW, Schiphol-Rijk, The Netherlands ("Nutricia", and, together with Numico, "Licensee"), and ZEVEX INTERNATIONAL, INC., a Delaware corporation, with its principal offices at 4314 ZEVEX Park Lane, Salt Lake City, Utah ("Licensor").

                                    RECITALS

         A. Numico and Nutricia are subsidiaries of Royal Numico, N.V., a Netherlands corporation ("Royal Numico"), which is a world leader in the manufacturing and marketing of clinical nutrition products and related equipment and accessories.

         B. Nutricia is a world leader in the manufacture and marketing of clinical nutrition products.

         C. Numico specializes in the procurement of raw materials, packaging materials and fully-finished products for use in the Nutricia clinical nutrition business.

         D. Licensor is engaged in the business of developing, manufacturing and marketing clinical nutrition delivery devices and accessories, including the [***] Products (as defined below), which are the subject of this Agreement.

         E. The parties desire that Licensor license the manufacturing rights to the [***] Products to Licensee in accordance with the terms and conditions of this Agreement.

         F. Of even date with this Agreement, the parties have entered into that certain [***] Pump Supply Agreement (as defined below), whereby Licensee has appointed Licensor as the exclusive manufacturer of the [***] Products.

         G. Of even date with this Agreement, the parties have entered into that certain Flocare 800 Pump Agreement (as defined below), whereby Licensee has appointed Licensor as the exclusive manufacturer of Licensee's Flocare 800 pump.

                                    AGREEMENT

         NOW, THEREFORE, in consideration of the foregoing, the mutual covenants contained in this Agreement, and for other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Definitions. Capitalized terms not otherwise defined herein shall bear the respective meanings given to them below:

                  "Affiliate" of a party shall mean any corporation or other business entity controlling, controlled by, or under common control with such party.

                  "Bankruptcy Event" means that, with respect to an entity, such entity shall (a) make a general assignment for the benefit of creditors or an agent authorized to liquidate its assets, (b) become the subject of bankruptcy or insolvency proceedings or other proceedings for relief under any bankruptcy or other law for the relief of debtors, where, with respect to an involuntary petition in bankruptcy, the petition shall not have been stayed within thirty (30) days, (c) apply to a court for the appointment of a receiver or custodian for substantially all of its assets or properties, with or without consent, and such receiver is not discharged within thirty (30) days after appointment, or (d) adopt a plan of complete liquidation of its assets.

                  "CE Mark" shall mean an indication that a product complies with the essential requirements of applicable European Union directives and that the product has been subject to conformity assessment procedures as provided in the directives.

                  "Change of Control of Licensee" means (i) any transaction as a result of which any person or entity becomes the "beneficial owner" (as defined in Rule 13d-3 of the U.S. Securities and Exchange Act of 1934), directly or indirectly, of securities of any of Numico, or Nutricia, representing more than 50% of the total voting power of any of their then outstanding voting securities; or (ii) the sale, transfer or other disposition of all or substantially all of the assets of any of Numico, or Nutricia; in either case where the new controlling party would materially benefit from a failure of Licensor's business; provided, however, that a transaction shall not constitute a Change of Control if its sole purpose is to change the state of incorporation of Numico, or Nutricia (as applicable) or to create a holding company that will be owned in substantially the same proportions by the persons who held the securities of Numico, or Nutricia (as applicable) immediately before such transaction.

                  "Change of Control of Licensor" means (i) any transaction as a result of which any person or entity is the "beneficial owner" (as defined in Rule 13d-3 of the U.S. Securities and Exchange Act of 1934), directly or indirectly, of securities of the Licensor representing more than 50% of the total voting power represented by the Licensor's then outstanding voting securities; or (ii) the sale, transfer or other disposition of all or substantially all of Licensor's assets; in either case where the new controlling party would materially benefit from Licensee's failure in the clinical nutrition market; provided, however, that a transaction shall not constitute a Change of Control if its sole purpose is to change the state of Licensor's incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held Licensor's securities immediately before such transaction, or (y) if a then current officer or director of ZEVEX is the new controlling party or is a member of the group or entity that is the new controlling party, provided, however, that, the new controlling party would not materially benefit from Licensee's failure in the clinical nutrition market.

                  "Commercially Reasonable Efforts" shall mean those efforts that a reasonably prudent business person would make under similar circumstances, including entering into contractual arrangements in appropriate circumstances.

                  "Flocare 800 Pump Agreement" means that certain Flocare 800 Pump Manufacturing Agreement of even date herewith between the parties.

                  "Flocare [***] Pump" means ZEVEX's [***] Pump, as it has been customized for Licensee as set forth in the Product Specifications.

                  "[***] Disposable Set Components License Agreement" means that certain License Agreement for the [***] Disposable Set Components of even date herewith between the parities.

                  "[***] Disposable Set Components Supply Agreement" means that certain [***] Disposable Set Components Supply Agreement of even date herewith between the parities.

                  "[***] Intellectual Property means the Know-How, and the Patents, as well as all (i) the [***] Trademarks, (ii) copyrights (registered and unregistered) and copyrightable works and registrations and applications for registration thereof, (ii) mask works and registrations and applications for registration thereof, (iii) computer software, data, data bases and documentation thereof, (iv) other intellectual property rights and (v) copies and tangible embodiments thereof (in whatever form or medium) which relate to the [***] Products.

                  "[***] Products" shall mean the Flocare [***] Pumps, the [***] Pump Accessories, the [***] Pump Kits, and the [***] Disposable Set Components.

                  "[***] Pump Accessories" means individual accessories to be used with the Flocare [***] Pumps, including AC adapters/chargers, pole clamps, nurse calls, operator's manuals, and carry packs as defined more thoroughly in the [***] Pump Supply Agreement.

                  "[***] Pump Kit" means one unit each of the Flocare [***] Pump and the charger, pole clamp, and operator's manual for use with that pump, all to be provided as a bundled unit.

                  "[***] Pump Products" means the Flocare [***] Pump, the [***] Pump Accessories and the [***] Pump Kits.

                  "[***] Pump Supply Agreement" means that certain [***] Pump Supply Agreement of even date herewith between the parties.

                  "[***] Trademarks" means all trademarks, service marks, trade dress, trade names, logos and corporate names and registrations and applications for registration thereof, together with all of the goodwill associated therewith, and all other devices used by Licensor to distinguish the [***] Products, including, but not limited to, the trademarks, service marks, trade names, and logos listed on Exhibit A hereto.

                  "Know-How" means all trade secrets and other confidential information, including, without limitation, ideas, formulas, compositions, inventions (whether patentable or unpatentable and whether or not reduced to practice), the Product Specifications, know-how, manufacturing and production processes and techniques, research and development information, drawings, specifications, designs, plans, proposals, technical data, supplier lists and information, design input information relating to tooling, molds, dies and unpublished research and development information owned, controlled by, or in the possession of Licensor on the Effective Date of this Agreement or which later come into the possession of Licensor that are necessary or helpful in the production of the [***] Pump Products and that Licensor has the right to provide to Licensee; provided, however, that Know-How shall not include customer lists. A list of documents containing Know-How to be transferred to Licensee is attached hereto as Exhibit B.

                  "Maintenance and Service Agreement" means that certain Maintenance and Service Agreement of even date herewith between the parties.

                  "Patents" means (i) all patents, patent applications, patent disclosures and inventions, including those described in Exhibit C, which relate to the [***] Products; (ii) any continuations, continuations-in-part, divisions, reissues, substitutes, extensions of any of the foregoing; and/or (iii) new Licensor patent applications and resulting patents which relate to the [***] Products and/or the patents listed on Exhibit C hereto.

                  "Product Specifications" means the technical, manufacturing, and functional specifications for the [***] Products, as set forth on Exhibit D hereto.

                  "Related Agreements" means the Flocare 800 Pump Manufacturing Agreement, the Disposable Set Components Supply Agreement, the [***] Pump Supply Agreement, the Disposable Set Components License Agreement, and the Maintenance and Service Agreement.

                  "Territory" means the countries designated in the following chart:

               ------------------------------------------------------ -----------------------------------------
               Austria,  Belgium, Denmark, Finland, France, Germany,  Bulgaria, Czech Republic,
               Greece,  Ireland,  Italy,  Latvia,   Luxembourg,  The  Hungary, Poland, Russia,
               Netherlands,   Norway,   Portugal,   Spain,   Sweden,  Slovakia, Ukraine, United
               Switzerland, United Kingdom                            Arab Emirates, Turkey
               ------------------------------------------------------ -----------------------------------------
               ------------------------------------------------------ -----------------------------------------
               Australia, New Zealand                                 China, Indonesia,
                                                                      Malaysia, Taiwan
               ------------------------------------------------------ -----------------------------------------
               ------------------------------------------------------ -----------------------------------------
               Argentina, Brazil                                      South-Africa
               ------------------------------------------------------ -----------------------------------------


                  "ZEVEX [***] Products" means Licensor's own, original version of the [***] enteral nutrition delivery pump, together with its accessories and disposable sets, without the customizations made for Licensee pursuant to the Product Specifications and pursuant to the [***] Pump Supply Agreement and the [***] Disposable Set Components Supply Agreement.

2.       License

(a) License Grant. Subject to all the other terms and condition in this Agreement, Licensor hereby grants Licensee and its Affiliates a perpetual, irrevocable license to fully exploit and exercise all of the rights in and to the [***] Intellectual Property for the manufacture of the [***] Pump Products for use or sale in the Territory. This license includes, but is not limited to, the following rights:

(i) The right to make, use, sell, license, distribute, offer for sale, and import the [***] Pump Products in the Territory.

(ii) The right to use the [***] Trademarks in the Territory in conjunction with the [***] Pump Products, including the right to use the [***] Trademarks in connection with Licensee's own trademarks and in composite trademarks consisting of elements of the [***] Trademarks combined with elements of Licensee's trademarks. The license to use the [***] Trademarks hereunder shall be considered to be supplemental to Licensee's license rights to the other [***] Intellectual Property under this Agreement within the meaning of Section 365(n)(4(B) of the United States Bankruptcy Code. Licensee shall exercise this right consistent with Licensor's prevailing trademark usage guidelines. Licensee shall not use any other names, marks, or logos, in any manner that is confusingly similar to the [***] Trademarks. Licensee acknowledges and agrees that the [***] Trademarks are owned exclusively by Licensor and that Licensee has neither acquired nor shall acquire any rights therein. Licensee shall not assert or claim any rights over the [***] Trademarks nor contest same or challenge the validity thereof.

(iii) The right to sublicense to any other party any of the rights granted to Licensee hereunder, including the right to authorize other parties to make, use, sell, license, distribute, offer for sale, and import the [***] Pump Products and use the [***] Trademarks in the Territory, including the right to use the [***] Trademarks in connection with Licensee's own trademarks and in composite trademarks consisting of elements of the [***] Trademarks combined with elements of Licensee's trademarks.

(b) Exclusivity. The foregoing rights shall be exclusive to Licensee within the Territory. Licensee has no rights to the [***] Intellectual Property for any purpose other than as expressly provided in this Agreement or for any purpose outside of the Territory. Further, Licensor shall retain all rights to use the [***] Intellectual Property within the Territory for products not involving [***] pumps or [***] pump accessories.

(c) Know-How Transfer. Within thirty (30) days from the Effective Date, Licensor shall disclose and transfer to a mutually-acceptable escrow agent all of the Know-How and other [***] Intellectual Property by delivering to such escrow agent documents fully disclosing the Know-How and other [***] Intellectual Property that is necessary or helpful for Licensee to manufacture the [***] Pump Products (the "Escrow Materials"), including written instructions to Licensor's suppliers giving such suppliers permission to provide materials necessary for the manufacture of the [***] Pump Products, notwithstanding any preexisting exclusivity arrangements such suppliers may have with Licensor. Licensee shall have the right to review all Escrow Materials deposited into escrow to assure the sufficiency of such materials, and if Licensee is not assured of such sufficiency, Licensor shall deposit such additional materials as Licensee may reasonably request. Prior to such transfer, the parties agree to complete and execute an escrow agreement mutually acceptable to the parties and to the escrow agent. The escrow agreement will provide for the initial release to Licensee of those Escrow Materials necessary or helpful for Licensee to obtain all required regulatory approvals for the use and sale of the [***] Pump Products in the Territory. The escrow agent will release these Escrow Materials upon the reasonable request of Licensee. The escrow agreement will provide for the release of the remaining Escrow Materials to Licensee upon the termination of the [***] Pump Supply Agreement in the event that this Agreement remains in full force and effect. In connection with the foregoing releases of the Escrow Materials, Licensor shall make reasonably available to Licensee the appropriate Licensor personnel to assist Licensee in implementing the Know-How and practicing the license granted hereunder. All transfer of Know-How will be in the form of written documentation or verbal communications from Licensor's staff to Licensee's staff. To the extent practicable, all written documentation shall be marked as "Confidential Trade Secrets of ZEVEX International."

(d) Quality Assurance Standards. In order for Licensee to maintain its license hereunder, Licensee agrees that any [***] Pump Products that are not manufactured by Licensor and which bear the [***] Trademarks will meet the Quality Assurance Standards to be agreed upon by the parties and attached hereto as Exhibit E (the "Quality Assurance Standards"), so as to protect Licensor's goodwill pertaining to the [***] Trademarks. Should Licensor at any time reasonably determine that Licensee is not manufacturing [***] Pump Products bearing the [***] Trademarks in accordance with the Quality Assurance Standards, Licensor may declare this Agreement in material breach under the termination provisions in Section 5 hereof.

3.       License Royalty on [***] Pump Products

(a) Base Royalty. Licensee agrees to pay Licensor a royalty on each [***] Pump Product manufactured by Licensee, including those products manufactured by Licensor under the [***] Pump Supply Agreement, or by a subcontract manufacturer, at the per unit royalty rate indicated in the attached Exhibit F. An [***] Pump Product shall be deemed manufactured when its manufacture is complete and the [***] Pump Product is commercially usable, regardless of whether it has been packaged for commercial use or sale, and regardless of Licensee's intended use of such [***] Pump Product. No royalty shall be due on any [***] Pump Products that are discarded or scrapped during the manufacturing process.

(b) Penalty Royalty. If the [***] Pump Supply Agreement is terminated by Licensee for Licensor's failure to supply products under Section 18 of the [***] Pump Supply Agreement, then Licensee agrees to pay Licensor a royalty on each [***] Pump Product manufactured by Licensee, including those products manufactured by a subcontract manufacturer, at the per unit royalty rate indicated in the attached Exhibit G. An [***] Pump Product shall be deemed manufactured when its manufacture is complete and the [***] Pump Product is commercially usable, regardless of whether it has been packaged for commercial use or sale, and regardless of Licensee's intended use of such [***] Pump Product. No royalty shall be due on any [***] Pump Products that are discarded or scrapped during the manufacturing process.

(c) Payment of Royalty. While the [***] Pump Supply Agreement is in force and effect, the royalty payable hereunder shall be invoiced by Licensor and paid by Licensee in conjunction with Licensee's payment for the manufacture of the [***] Pump Products in accordance with the payment terms of the [***] Pump Supply Agreement. If the [***] Pump Supply Agreement is no longer in force and effect, the royalty payable hereunder shall be paid within forty-five (45) days after the end of each calendar quarter, by wire transfer in United States currency. These quarterly royalty payments shall be subject to a 1.5% penalty per month if received beyond the due date.

(d) Recordkeeping and Reports. Licensee shall keep full and accurate records and books of account of all particulars necessary for calculating the amounts of royalties due to Licensor hereunder. With each royalty payment, Licensee agrees to submit to Licensor a written report showing the number of [***] Pump Products manufactured in the quarter and the calculation of the royalty paid.

(e)      Audit Right. Licensor shall have the right, as described in this
         Section 3(d) to audit the books and records of Licensee for the sole purpose of determining whether Licensee has paid to Licensor the full amount of the royalties that are due to Licensor hereunder. Licensor may conduct such audit either by its employees or by independent contractors, who shall maintain the confidentiality of the information that they may review in the course of the audit. Licensor may conduct such an audit at reasonable times no more than twice in any calendar year. Licensor may conduct such an audit both during the Term of this Agreement and for a period of two (2) years following the termination of this Agreement. Licensor shall give Licensee at least ten (10) business days' prior written notice of such audit. During such audit, Licensee shall open its books and records to Licensor that are related to the purpose of the audit. During such audit, Licensee shall also make available to Licensor the appropriate personnel of Licensee, who may be interviewed by Licensor in connection with the audit. Any adjustment in the amount due to Licensor on account of overpayment or underpayment of royalties shall be made at the next date when royalty payments are due under the Agreement. Licensor shall pay the expenses of the audit; provided, however, if there is an underpayment in the royalties which exceeds two percent (2%) of the actual royalties paid Licensor during the period of time that is covered by the audit, then Licensee shall reimburse Licensor for all costs incurred by Licensor in conducting such audit.

4.       Confidentiality

(a)      Confidential and Proprietary Information.

(i)      Licensor Obligations with Respect to Licensee Confidential Information.
         ----------------------------------------------------------------------
         Licensor agrees to hold all confidential information of Licensee and its affiliated companies, including without limitation, any information relating to Licensee's and its affiliates' business operations, price lists, manufacturing data, marketing information strategies, customer or product lists, research and development information and all other information disclosed by Licensee or its affiliates to Licensor ("Licensee Confidential Information"), in strict confidence and not to use any of the foregoing commercially for its own benefit or that of anyone else nor for the purpose of developing or improving a product or method for anyone except Licensee. Licensor agrees to limit dissemination of and access to Licensee Confidential Information only to the persons within Licensor's organization and Licensor's affiliated organizations and their respective third party contractors, subcontractors, manufacturers and business partners who have a need for access thereto, and who have entered into a restrictive agreement prohibiting such personnel from doing anything with respect to Licensee Confidential Information that Licensor would itself be prohibited from doing under this Agreement. Notwithstanding anything to the contrary herein, Licensor may make such disclosures as necessary in connection with the preparation, filing, and dissemination of its filings with the U.S. Securities and Exchange Commission (e.g., 10-Ks, 10-Qs, and 8-Ks) and/or other disclosures as required by applicable law; provided, however, that it shall first notify Licensee of any such disclosure in order that the parties may seek appropriate confidential treatment for information they deem to be confidential.

(ii)     Licensee Obligations with Respect to Licensor Confidential Information.
         ----------------------------------------------------------------------
         Licensee agrees to hold all confidential information of Licensor and its affiliated companies, including without limitation, any information relating to Licensor's and its affiliates' business operations, price lists, manufacturing data, marketing information strategies, customer or product lists, research and development information, and all other information disclosed by Licensor or its affiliates to Licensee ("Licensor Confidential Information"), in strict confidence and not to use any of the foregoing commercially for its own benefit or that of anyone else. Licensee agrees to limit dissemination of and access to Licensor Confidential Information only to the persons within Numico, Royal Numico and Nutricia, and their affiliates, and their respective third party contractors, subcontractors, manufacturers and business partners who have a need for access thereto, and who have entered into a restrictive agreement prohibiting such personnel from doing anything with respect to Licensor Confidential Information and such information that Licensee would itself be prohibited from doing under this Agreement. Notwithstanding anything to the contrary herein, Licensee may make such disclosures as necessary in connection with the preparation, filing, and dissemination of disclosures as required by applicable law; provided, however, that it shall first notify Licensor of any such disclosure in order that the parties may seek appropriate confidential treatment for information they deem to be confidential.

(b) Use of Confidential Information of Other Parties. Each party represents, warrants, and covenants that it will not use in the course of its performance under this Agreement, or disclose to the other parties hereto, any confidential or proprietary information of any third party (including competitors of the other parties) without the prior written consent of the party to whom such confidential or proprietary information belongs.

(c) Disclosure Does Not Constitute a License. Neither the execution of this Agreement nor the disclosure of any confidential or proprietary information by one party to the other hereunder shall be construed as granting to the recipient of such information, by implication or otherwise, any right in, or license to, other than expressly contained herein, any present or future proprietary information, patent, trademark, copyright invention, now or hereinafter, owned or controlled by the disclosing party. Each party will be authorized to use the other party's confidential information that is disclosed hereunder only for such purposes as are expressly contemplated by this Agreement.

(d) Notice of Unauthorized Disclosure. If either party becomes aware of any unauthorized disclosure of the other party's confidential information, it will immediately notify the other party of such unauthorized disclosure and will take all reasonable steps to mitigate the potential harm associated with such unauthorized disclosure.

(e) Survival. The provisions regarding Confidential Information shall survive the termination or expiration of this Agreement, except that such obligations shall not limit Licensee's rights under the Related Agreements.

5.       Term and Termination

(a) Term. The term of this Agreement shall begin on the Effective Date and shall thereafter be perpetual (the "Term"); provided, however, that the Term shall end (i) upon one of the events of termination set forth in the following Sections 5(b), 5(c) and 5(d), or (ii) upon the mutual consent of the parties hereto.

(b) Termination by Licensor. This Agreement may be terminated by Licensor prior to the end of the Term as follows:

(i) Upon a Bankruptcy Event of Licensee, Licensee shall notify Licensor thereof within one (1) business day thereof, and Licensor may elect to terminate the Agreement by giving written notice to Licensee within thirty (30) days of that notice.

(ii) Upon a Change of Control of Licensee, Licensee shall notify Licensor thereof within one (1) business day of the public announcement thereof, and Licensor may elect to terminate the Agreement by giving notice to Licensee within thirty (30) days of the public announcement of the Change of Control of Licensee.

(iii) Upon the failure of Licensee to pay to Licensor monies when due by Licensee to Licensor under any of this Agreement or the Related Agreements, Licensor may give notice to Licensee of such non-payment. Thereafter, if Licensee fails to pay such monies to Licensor within five (5) business days of such notice, then this Agreement shall terminate on that 5th business day. If Licensee pays the monies due to Licensor within those five (5) business days, then this Agreement shall not terminate.

(iv) Upon a material breach of this Agreement by Licensee, Licensor may give notice to Licensee of such breach. If Licensee fails to cure such breach within sixty (60) days of such notice, then this Agreement may be terminated by Licensor at any time during the period that begins on the sixtieth (60th)day following such notice and ends on the ninetieth
         (90th) day following such notice (the "Licensor Termination Period") by giving written notice of such termination to Licensee before the expiration of the Licensor Termination Period. Licensor's failure to terminate this Agreement during the Licensor Termination Period will constitute a waiver of Licensor's rights to terminate this Agreement by reason of the applicable breach, but will not constitute a waiver of Licensor's other rights and remedies under this Agreement, or a waiver of future similar breaches.

(v)      If Licensor terminates the [***] Pump Supply Agreement pursuant to
         Section 16(a)(ix) of the [***] Pump Supply Agreement, Licensor may give notice to Licensee of its intention to terminate this Agreement, and, if such notice is given, this Agreement shall terminate at the same time as the [***] Pump Supply Agreement. Once a notice of termination has been given by a party pursuant to this subparagraph, such notice shall be irrevocable except by mutual consent of the parties.

(vi) Upon termination of the [***] Pump Supply Agreement pursuant to Section 16(a)(iv) thereof, this Agreement shall terminate contemporaneously with the termination of the [***] Pump License Agreement.

(vii) Upon an uncured material breach of the Disposable Set Components Supply Agreement by Licensee, Licensor may terminate this Agreement.

(viii) Upon an uncured material breach of the Disposable Set Components License Agreement by Licensee, Licensor may terminate this Agreement.

(ix) Upon termination of the Disposable Set Components Supply Agreement pursuant to Sections 15(a)(i), (ii) or (iii) thereof, this Agreement shall terminate contemporaneously with the termination of the Disposable Set Components Supply Agreement.

(x) Upon termination of the Disposable Set Components License Agreement pursuant to Sections 5(b)(i), (ii) or (iii) thereof, this Agreement shall terminate contemporaneously with the termination of the Disposable Set Components License Agreement.

(c) Termination by Licensee. This Agreement may be terminated by Licensee prior to the end of the Term as follows:

(i) Upon a Bankruptcy Event of Licensor, Licensor shall notify Licensee thereof within one (1) business day thereof, and Licensee may elect to terminate the Agreement by giving written notice to Licensor within thirty (30) days of that notice.

(ii) Upon a Change of Control of Licensor, Licensor shall notify Licensee thereof within one (1) business day of the public announcement thereof, and Licensee may elect to terminate the Agreement by giving notice to Licensor within thirty (30) days of the public announcement.

(iii) Upon a material breach of this Agreement by Licensor, Licensee may give notice to Licensor of such material breach. If Licensor fails to cure such material breach within sixty (60) days of such notice, then this Agreement may be terminated by Licensee at any time during the period that begins on the sixtieth (60th) day following such notice and ends on the ninetieth (90th) day following such notice (the "Licensee Termination Period") by giving written notice of such termination to Licensor before the expiration of the Licensee Termination Period. Licensee's failure to terminate this Agreement during the Licensee Termination Period will constitute a waiver of Licensee's rights to terminate this Agreement by reason of the applicable material breach, but will not constitute a waiver of Licensee's other rights and remedies under this Agreement.

(iv)     If Licensee terminates the [***] Pump Supply Agreement pursuant to
         Section 16(a)(viii) of the [***] Pump Supply Agreement, this Agreement shall terminate at the same time as the [***] Pump Supply Agreement.

(d) Cross-Termination. This Agreement shall terminate automatically and immediately upon the termination of the [***] Pump Supply Agreement for any reason other than one of the following reasons:

(i) Upon a "Bankruptcy Event of Supplier" in Section 16(a)(v) of the [***] Pump Supply Agreement.

(ii) Upon a "Change of Control of Supplier" in Section 16(a)(vi) of the [***] Pump Supply Agreement.

(iii) Upon a "Failure to Fulfill Call-Off" in Section 16(a)(x) of the [***] Pump Supply Agreement where such failure to fulfill involves the [***] Pump Products.

(iv)     Upon termination of the [***] Pump Supply Agreement under Section 16(a)
         (xi) of the [***] Pump Supply Agreement.

(e) Effect of Termination. Upon the termination of this Agreement, Licensee agrees to immediately cease using the [***] Intellectual Property and manufacturing the [***] Pump Products in any manner and for any purpose; provided, however, that Licensee shall have the right to use or sell any fully manufactured [***] Pump Products that it has on hand on the date of termination that meet the Quality Assurance Standards and shall pay applicable royalties thereon. No termination of this Agreement shall affect the rights of Licensor to accrued royalties due and owing as of the date of termination and to statements of account with any royalty payment that is made after the termination date. Additionally, Licensor shall have the continuing right to conduct audits as provided in Section 3(d) herein.

(f) Return of Materials Upon Termination. Upon termination, expiration or non-renewal of this Agreement, if applicable, each party shall return to the other party all materials and documents containing confidential and proprietary information, including any copies or extracts thereof, and shall erase any copies thereof contained in any electronic or other memory device. In addition, at that time each party shall immediately cease and desist from using any confidential or proprietary information of the other parties hereto for any purpose whatsoever. Each party will certify in writing to the other, within thirty (30) days after any such termination, expiration, or non-renewal of this Agreement, that they have complied with this Section 5(f).

(g) No Liability for Termination. Neither party in exercising its rights to terminate this Agreement in accordance with the terms and conditions hereof shall incur any liability whatsoever for any damage, loss or expense of any kind suffered or incurred by the other (or for any compensation to the other) arising from or incident to any such termination (except if such termination is for a material breach of this Agreement), expiration or non-renewal, whether or not the terminating party is aware of any such damage, loss or expense. Any termination hereof shall not impair any rights nor discharge any obligations which have accrued to the parties as of the effective date of such termination.

6.       Representation and Warranties

(a) Licensor's Representations and Warranties. Licensor hereby represents and warrants to Licensee that:

(i) It has the full power, capacity, and right to enter into this Agreement;

(ii) All corporate action necessary to authorize Licensor to enter into this Agreement and be legally bound by its terms has been taken;

(iii) It knows of no pending or threatened action in law or in equity which adversely affects the rights granted herein, and it knows of no basis for any of the foregoing;

(iv) To the knowledge of Licensor, neither the execution and delivery of this Agreement nor compliance with the obligations of Licensor hereunder, will violate any law or regulation, or any order or decrees of any court or government instrumentality;

(v) To the knowledge of Licensor, neither the execution and delivery of this Agreement nor compliance with the obligations of Licensor hereunder, will conflict with, or result in the breach of, or constitute a default under, any contract, agreement, instrument or judgment to which Licensor or any officer, director, employee or controlling person of Licensor is a party, or which is or purports to be binding upon any of the foregoing persons;

(vi) No action, approval, or consent, including, but not limited to, any action, approval, or consent by any federal, state, municipal, or other governmental agency, commission, board, bureau, or instrumentality is necessary in order to constitute this Agreement as a valid, binding, and enforceable obligation of Licensor in accordance with its terms;

(vii) Licensor is the sole legal and beneficial owner of the [***] Intellectual Property;

(viii) To the knowledge of Licensor, none of the [***] Intellectual Property infringes or is alleged to infringe upon any patents or other intellectual property rights of any third party;

(ix) All utility Patents have been applied for in the United States, the European Community, Switzerland, China and Japan; and

(x) The [***] Trademarks have either been filed or the filing process has been initiated in the United States, the European Community, Switzerland, China, and Japan.

(xi) The Know-How comprises all trade secrets and other confidential information, including, without limitation, ideas, formulas, compositions, inventions (whether patentable or unpatentable and whether or not reduced to practice), the Product Specifications, know-how, manufacturing and production processes and techniques, research and development information, drawings, specifications, designs, plans, proposals, technical data, supplier lists and information, and unpublished research and development information that are necessary or helpful in the production of the [***] Products; provided, however, that Know-How does not include customer lists.

(b) Licensee's Representations and Warranties. Licensee hereby represents and warrants to Licensor that:

(i) It has the full power, capacity, and right to enter into this Agreement;

(ii) All corporate action necessary to authorize Licensee to enter into this Agreement and be legally bound by its terms has been taken;

(iii) It knows of no pending or threatened action in law or in equity which adversely affects the rights granted herein, and it knows of no basis for any of the foregoing;

(iv) To the knowledge of Licensee, neither the execution and delivery of this Agreement nor compliance with the obligations of Licensee hereunder, will violate any law or regulation, or any order or decrees of any court or government instrumentality;

(v) Neither the execution and delivery of this Agreement nor compliance with the obligations of Licensee hereunder, will conflict with, or result in the breach of, or constitute a default under, any contract, agreement, instrument or judgment to which Licensee or any officer, director, employee or controlling person of Licensee is a party, or which is or purports to be binding upon any of the foregoing persons; and

(vi) No action, approval, or consent, including, but not limited to, any action, approval, or consent by any federal, state, municipal, or other governmental agency, commission, board, bureau, or instrumentality is necessary in order to constitute this Agreement as a valid, binding, and enforceable obligation of Licensee in accordance with its terms.

7.       Indemnification.

(a) Licensor's Indemnification. Licensor shall indemnify, defend and hold Licensee, its affiliates, and their respective officers, directors, employees and agents (each, a "Licensor Indemnified Party"), harmless from and against any and all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties, reasonable attorneys' fees, costs of investigation and any legal or other expenses or costs ("Losses") incurred or suffered by any Licensor Indemnified Party arising out of, in connection with or resulting from any claim, allegation or judgment as to: (i) any violation or infringement by Licensor upon any common law or statutory intellectual property rights of any third party that arises from or relates to [***] Intellectual Property and the [***] Pump Products, (ii) any third party product liability claim resulting from a design defect of the [***] Pump Product, or (iii) any inaccuracy or breach in any of Licensor's representations and warranties under this Agreement; provided, however, that Licensor shall have no obligation to indemnify Licensee for any Losses to the extent such Losses are caused by any negligent or willful act or omission of Licensee; and further provided that no indemnification shall be available to Licensee under Section 7(a)(i) or (ii) hereof while the [***] Pump Supply Agreement is in effect. With respect to Section 7(a)(i) above, Licensor shall provide, at its own cost, non-infringing replacements for the infringing portions of the [***] Pump Products of equivalent quality and effect, or obtain at its own cost the necessary licenses from third parties to allow Licensee to continue to market, sell, distribute, and promote the [***] Pump Products as contemplated by the parties under this Agreement.

(b) Licensee's Indemnification. Licensee agrees to indemnify, defend and hold harmless Licensor, its affiliates, and their respective officers, directors, employees and agents (each, a "Licensee Indemnified Party") from and against any and all Losses (as defined in Section 7(a) above) incurred or suffered by any Licensee Indemnified Party arising out of, in connection with or resulting from any claim, allegation or judgment
         (i) as to any inaccuracy or breach in any of Licensee's representations and warranties under this Agreement; provided, however, that Licensee shall have no obligation to indemnify Licensor for any Losses to the extent such Losses are caused by any negligent or willful act or omission of Licensor, or (ii) any third party product liability claim resulting from a manufacturing defect in the [***] Pump Product.

(c)      Indemnification Procedure for Matters Involving Third Parties.

(i) If any third party notifies any party hereto (the "Indemnified Party") with respect to any matter (a "Third Party Claim") which may give rise to a claim for indemnification against the other party hereto (the "Indemnifying Party") under Section 7(a) or 7(b) (as applicable), then the Indemnified Party shall promptly notify the Indemnifying Party thereof in writing; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any obligation hereunder unless (and then solely to the extent) that the Indemnifying Party is prejudiced thereby.

(ii) Any Indemnifying Party will have the obligation to assume the defense of the Third Party Claim with counsel of its choice reasonably satisfactory to the Indemnified Party at any time within fifteen (15) days after the Indemnified Party has given notice of the Third Party Claim; provided, however, that the Indemnifying Party must conduct the defense of the Third Party Claim actively and diligently thereafter in order to preserve its rights in this regard; and provided further that the Indemnified Party may retain separate co-counsel at its sole cost and expense and participate in the defense of the Third Party Claim.

(iii) So long as the Indemnifying Party has assumed and is conducting the defense of the Third Party Claim in accordance with Section 7(c)(ii) above, (A) the Indemnifying Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnified Party
         (which shall not be unreasonably withheld) unless the judgment or proposed settlement involves only the payment of money damages by one or more of the Indemnifying Parties and does not impose an injunction or other equitable relief upon the Indemnified Party and (B) the Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnifying Party (which shall not be unreasonably withheld).

(iv) If the Indemnifying Party does not assume and conduct the defense of the Third Party Claim in accordance with Section 7(c)(ii) above, however, (A) the Indemnified Party may defend against, and consent to the entry of any judgment or enter into any settlement with respect to, the Third Party Claim in any manner it reasonably may deem appropriate (and the Indemnified Party need not consult with, or obtain any consent from, any Indemnifying Party in connection therewith) and (B) the Indemnifying Party will remain responsible to indemnify the Indemnified Party under Section 7(a) or 7(b) (as applicable).

(d) Indemnification Procedure for Matters not Involving Third Parties. A claim for indemnification for any matter not involving a third-party claim may be asserted by notice to the party from whom indemnification is sought.

(e) Limitations on Licensor's Liability. LICENSOR'S MAXIMUM LIABILITY TO LICENSEE, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY LICENSEE UNDER THIS AGREEMENT (OTHER THAN CLAIM(S) FOR INDEMNIFICATION FOR PRODUCT LIABILITY CLAIM(S) BY A THIRD PARTY) SHALL IN NO EVENT EXCEED $1,000,000; PROVIDED, HOWEVER, THAT LICENSOR'S MAXIMUM LIABILITY TO LICENSEE FOR DAMAGES, IF ANY, RELATING TO CLAIM(S) MADE BY LICENSEE THAT ARISE OUT OF THE SAME FACTS AND CIRCUMSTANCES, WHETHER SUCH CLAIM(S) ARE MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS, SHALL IN NO EVENT EXCEED $1,000,000. LICENSOR'S MAXIMUM LIABILITY TO LICENSEE, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY LICENSEE FOR INDEMNIFICATION FOR A PRODUCT LIABILITY CLAIM BY A THIRD PARTY SHALL IN NO EVENT EXCEED THE AMOUNT OF THE INSURANCE PROCEEDS AVAILABLE TO LICENSOR WITH RESPECT TO SUCH CLAIM, WHETHER SUCH CLAIM IS MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS.

(f) Limitations on Licensee's Liability. LICENSEE'S MAXIMUM LIABILITY TO LICENSOR, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY LICENSOR UNDER THIS AGREEMENT (OTHER THAN CLAIM(S) FOR INDEMNIFICATION FOR PRODUCT LIABILITY CLAIM(S) BY A THIRD PARTY) SHALL IN NO EVENT EXCEED $1,000,000; PROVIDED, HOWEVER, THAT LICENSEE'S MAXIMUM LIABILITY TO LICENSOR FOR DAMAGES, IF ANY, RELATING TO CLAIM(S) MADE BY LICENSOR THAT ARISE OUT OF THE SAME FACTS AND CIRCUMSTANCES, WHETHER SUCH CLAIM(S) ARE MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS, SHALL IN NO EVENT EXCEED $1,000,000. LICENSEE'S MAXIMUM LIABILITY TO LICENSOR, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY LICENSOR FOR INDEMNIFICATION FOR A PRODUCT LIABILITY CLAIM BY A THIRD PARTY SHALL IN NO EVENT EXCEED THE AMOUNT OF THE INSURANCE PROCEEDS AVAILABLE TO LICENSEE WITH RESPECT TO SUCH CLAIM, WHETHER SUCH CLAIM IS MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS.

(g) No Consequential Damages. IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER FOR INCIDENTAL OR CONSEQUENTIAL DAMAGES OF ANY KIND, EVEN IF THE BREACHING PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES IN ADVANCE. The parties intend this limitation in this Section 7(g) to apply to the following events, among other events: (i) any claim for consequential damages suffered by the non-breaching party (as opposed to any third party) arising out of any claim by a third party for either product liability or infringement of intellectual property ,
         (ii) any breach by either party of its representations under this agreement, (iii) any non-performance or mal-performance by either party under this Agreement, or (iv) the termination or expiration of this Agreement by either party. Such incidental or consequential damages shall include, but shall not be limited to, loss of goodwill, loss of prospective profits, loss of revenue, or damages on account of any investment, expenditure, or commitment that is made by either party in reliance upon this Agreement. This limitation in this Section 7(g) is not intended by the parties to prevent Licensee, for example, from recovering from Licensor, in an indemnification claim made under
         Section 7(a)(i), the full amount that it has been required to pay to a third party in connection with a product liability claim brought by such third party against Licensee, including such incidental or consequential damages as may be allowed by law under that claim by that third party. This limitation in this Section 7(g) is, nevertheless, intended to prevent the non-breaching party from receiving from the breaching party, in an indemnification claim under Section 7(a) or 7(b), incidental or consequential losses or damages that have been incurred by the non-breaching party (as opposed to any third party), such as lost profits, that may arise from or relate to any event under this Agreement.

(h) Licensor's Insurance. Licensor shall maintain in full force and effect throughout the Term, at its sole cost and expense, insurance with financially sound and established reputable insurers of the type and quantity (and with such risk retention) generally maintained by the companies of established repute in Licensor's line of business, such insurance to include, without limitation, products liability insurance and general liability insurance each, in an amount no less than ten million U.S. dollars (U.S. $10,000,000.00) per occurrence. Licensor shall, upon request, provide Licensee with a copy of any documentation relating to any such insurances. Licensor shall have Licensee named as an additional insured beneficiary, with Licensee able to claim thereunder as primary beneficiary and without offset or deduction whatsoever as a result of any insurance obtained by Licensee, and shall contain a waiver of subrogation by the respective insurance carrier against Licensee's and its affiliates' insurance carrier, with respect to Licensor's obligations under this Agreement.

(i) Licensee's Insurance. Licensee shall maintain in full force and effect throughout the Term, at its sole cost and expense, insurance with financially sound and established reputable insurers of the type and quantity (and with such risk retention) generally maintained by the companies of established repute in Licensee's line of business, such insurance to include, without limitation, products liability insurance and general liability insurance each, in an amount no less than ten million U.S. dollars (U.S. $10,000,000.00) per occurrence. Licensee shall, upon request, provide Licensor with a copy of any documentation relating to any such insurances. Licensee shall have Licensor named as an additional insured beneficiary, with Licensor able to claim thereunder as primary beneficiary and without offset or deduction whatsoever as a result of any insurance obtained by Licensor, and shall contain a waiver of subrogation by the respective insurance carrier against Licensor's and its affiliates' insurance carrier, with respect to Licensee's obligations under this Agreement.

8.       Intellectual Property

(a) Ownership of Product Rights/Intellectual Property Rights. Licensor has and will retain all right, title to, and interest in [***] Intellectual Property.

(b) Nationalization of Patents. Licensor will use Commercially Reasonable Efforts to nationalize the Patents in the following countries in the
         Territory: United Kingdom, Germany, France, Italy, Benelux, Austria, and China.

(c) Notice of Infringement. Licensee shall promptly notify Licensor of any actual or apparent infringement of [***] Intellectual Property of which Licensee becomes aware. Licensor may, at its sole option and expense, prosecute any suit it deems necessary or appropriate to protect any of Licensor's rights to [***] Intellectual Property from and against infringement by third parties anywhere in the world and Licensee shall cooperate fully with Licensor in connection with any such action.

9.       New Product Development.

(a) Innovation. Licensor will exert efforts to investigate, discuss, and/or develop improvements with respect to the [***] Products and/or new enteral feeding pumps or accessories that are advancements from the [***] Products (each such improvement an "Innovation") by (i) discussing product innovation at least annually in one of the Quarterly Meetings (as defined in Section 9(f) below) with Licensee and (ii) budgeting and maintaining sufficient marketing resources, as determined in Licensor's reasonable discretion, to support the discussions required by subsection 9(a)(i). Unless otherwise explicitly agreed in a writing signed by both Licensee and Licensor, Licensor will own all right, title to and interest in any Innovations and Licensee hereby assigns any right, title to, and interest in such Innovations to Licensor. If the parties mutually determine that an Innovation is Commercially Viable (as defined below), then Licensor shall spend annually, in the aggregate, on research and development efforts relating to such Innovation and any other Innovations deemed to be Commercially Viable under this section, up to 2% of the gross revenues generated under this Agreement during the same fiscal year (the "Invested Amount"). Licensor will be obligated to spend the Invested Amount on such research and development efforts from the date the parties both approve the project until the date that Licensor determines in good faith that the project is complete or that it should be abandoned. The Invested Amount shall be calculated in each of Licensor's fiscal years or a portion thereof from the beginning to the end of the project. For purposes of this Agreement "Commercially Viable" shall mean both (x) the recapture of the Invested Amount by Licensor within the first two years from the date of commercialization of the project and (y) a projected return on investment to Licensor of at least 10% annually over the life of the project.

(b) Licensor Funded Product Improvements. Licensor will exert Commercially Reasonable Efforts to improve the [***] Products, and to develop new enteral f feeding pumps and accessories that are advancements from the [***] Products (each such improvement a "Licensor Funded Product Improvement"). All intellectual property and other rights associated with any Licensor Funded Product Improvement will belong to Licensor; provided, however, that Licensor will provide to Licensee a first right to commercialize such Licensor Funded Product Improvements in the Territory.

(c) Licensee Funded Product Improvements. Licensee cannot make improvements to the [***] Products without Licensor's prior written consent. Licensee may hire Licensor to make improvements to the [***] Products, on terms that are mutually acceptable to Licensee and Licensor, but in any event the costs and expenses associated with such improvements will be paid for by Licensee (each such improvement a "Licensee Funded Product Improvement"). Any such Licensee Funded Product Improvements will be owned by Licensee; provided, however, that Licensor will have an option to license such improvements from Licensee, without the payment of any royalties therefore, for the purpose of manufacturing and selling of such Licensee Funded Product Improvements, alone or in combination with other products, outside of the Territory.

(d) Jointly Developed Product Improvements. If the parties agree to jointly develop and fund improvements to the [***] Products and/or the ZEVEX [***] Products (each such improvement a "Jointly Developed Product Improvement"), then the parties will jointly own such Jointly Developed Product Improvements on such terms and conditions to which they mutually agree. In any event, such agreement will provide that (i) Licensor will have a license to manufacture, use, and sell such Jointly Developed Product Improvement, alone or in combination with other products, in geographic areas outside of the Territory, and (ii) Licensee will have a license to use or sell such Jointly Developed Product Improvement, alone or in combination with other products, inside of the Territory.

(e) Termination of Innovation and Product Improvements Obligations. The obligations of the Licensor under Section 9 shall terminate upon a termination of the [***] Pump Supply Agreement for any reason.

(f) Designated Representative. Each party agrees to designate one individual within such party's organization to serve as such party's primary point of contact and representative (the "Designated Representative") in such party's relationship and communications with the other party as contemplated in this Agreement. These Designated Representatives shall also involve other appropriate operational, strategic, technical, and regulatory personnel in such communications.

(g) Quarterly Meetings. The parties agree to hold a face-to-face meeting at a minimum of once each calendar quarter during the Term for such duration as the parties agree in good faith is necessary to address the various issues that may arise relating to the performance of the parties under this Agreement (the "Quarterly Meetings"). The location of the Quarterly Meetings shall alternate between Licensor's Facility and a Licensee facility in the Territory. The parties shall formulate in advance of each meeting a written agenda of material items that each party proposes should be considered together in the meeting. The parties shall make a reasonable effort to have the Designated Representative present at each Quarterly Meeting, as well as such other individuals as would be appropriate in light of the agenda for the meeting. Each party shall bear all of its own costs and expenses associated with its participation in the Quarterly Meeting. The parties' respective rights to request and receive information hereunder will not be affected or limited by any subject or matter discussed or planned to be discussed at any Quarterly Meeting.

10. Survival. Any provision of this Agreement which contemplates performance or the existence of rights or obligations after the expiration, non-renewal, or termination of this Agreement shall expressly survive such expiration, non-renewal, or termination of this Agreement and shall be binding upon the party or parties obligated thereby in accordance with the terms of this Agreement, subject to any limitations expressly set forth in this Agreement.

11. Amendment or Waiver. This Agreement cannot be changed orally, and no modification of this Agreement shall be recognized nor have any effect, unless the writing in which it is set forth is signed by Licensor and Licensee, nor shall any waiver of any of the provisions of this Agreement be effective unless in writing and signed by the party to be charged therewith. The failure of either party to enforce, at any time or for any period of time, the provisions hereof, or the failure of either party to exercise any option herein shall not be construed as a waiver of such provision or option and shall in no way affect that party's right to enforce such provisions or exercise such option. No waiver of any provision hereof shall be deemed a waiver of any succeeding breach of the same or any other provisions of this Agreement.

12.      Dispute Resolution; Governing Law; Injunctive Relief.

(a) Negotiations. The parties agree that they will attempt in good faith to resolve any controversy, claim, dispute or question between them arising out of or relating to this Agreement, including the construction or application of this Agreement, promptly by negotiations between the parties. If a controversy or claim should arise, appropriate representatives of the parties will meet at least once and will attempt to resolve the matter. Either party may request the other to meet within fourteen (14) days, at a mutually agreed time and place.
(b) Mediation. If the matter has not been resolved within thirty (30) days of this meeting, the controversy or claim shall be submitted to non-binding mediation by a mediator chosen from names of mediators furnished by JAMS or the American Arbitration Association. The mediation shall occur in New York City, New York, U.S.A.

(c) Litigation. In the event that differences concerning matters covered by this Agreement arise that are not resolved by mutual agreement via negotiations or mediation as described above, the parties agree that any action or proceeding arising out of or relating to this Agreement shall be heard and decided by a non-jury bench trial in New York City, New York, U.S.A. Each party hereto irrevocably submits to the jurisdiction of the appropriate state court covering New York City, New York, U.S.A., and each party hereby irrevocably agrees that all claims in respect of any such action or proceeding must be brought and/or defended in such court; provided, however, that matters which are under the exclusive jurisdiction of the Federal courts shall be brought in the Federal District Court covering New York City, New York, U.S.A.

(d) Governing Law. The provisions of this Agreement shall be governed by and construed in accordance with the laws of the State of New York, U.S.A. (excluding any conflict of law rule or principle that would refer to the laws of another jurisdiction and the U.N. Convention on Contracts for the International Sales of Goods). EACH PARTY HERETO HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVES, TO THE FULLEST EXTENT IT MAY LEGALLY AND EFFECTIVELY DO SO, TRIAL BY JURY IN ANY SUIT, ACTION OR PROCEEDING ARISING HEREUNDER.

(e) Injunctive Relief. Each of the parties acknowledge and agree that the other parties will be damaged irreparably if any of the provisions of this Agreement (specifically including the obligations of confidentiality set forth in Section 4 herein) are not performed in accordance with their specific terms or otherwise are breached. Accordingly, notwithstanding any other provision in this Agreement the damaged party shall have the right to pursue a claim for injunctive relief, damages and attorneys' fees in any court of competent jurisdiction for the other party's breach of any covenant, agreement or obligation, in addition to any other relief available to them under this Agreement or under applicable law.

(f) Fees. The parties shall equally split the fees of any mediation, but in any arbitration or permissible legal proceedings, the prevailing party shall be entitled to reasonable attorneys' fees, costs and other disbursements in addition to any other relief to which such party may be entitled.

13. Counterparts. This Agreement may be executed in multiple counterparts, which taken together shall constitute one instrument and each of which shall be considered an original for all purposes.

14. Notices. Any and all notices permitted or required to be given hereunder shall be deemed duly given: (i) upon actual delivery, if delivery is by hand; (ii) upon delivery by overnight express courier (i.e. DHL or FedEx); or (iii) upon facsimile transmission, so long as the original is then sent by overnight express courier delivery. Each such notice shall be sent to the respective party at the address indicated below:

         If to ZEVEX:                       ZEVEX International Inc.
                                            4314 ZEVEX Park Lane
                                            Salt Lake City, Utah  84123
                                            Attn: Chairman and CEO
                                            Fax: (801) 264-1051
                                            with a copy to the CFO
                                            at the same address.

         If to Numico:                      Numico Trading B.V.
                                            Numico Beech Avenue 54-80
                                            1119 PW Schiphol-Rijk
                                            The Netherlands
                                            Attn:  Luc Volatier, V.P. of
                                            Purchasing Worldwide
                                            Fax: 31206586159

         If to Nutricia:                    c/o Nutricia International B.V.
                                            Numico Beech Avenue 54-80
                                            1119 PW Schiphol-Rijk
                                            The Netherlands
                                            Attn: Rob Heutink, V.P.
                                            Manufacturing and Supply,
                                            Emerging Markets
                                            Fax: 31206586884

or such other address or facsimile number as any of the persons designated above may have specified in a notice or communication duly given to the other designated person as provided herein.

15. Binding Effect; Non-Assignability. This Agreement shall be binding upon and enforceable against the parties hereto and their respective successors and permitted assigns. Neither party shall assign or subcontract (except as expressly allowed hereunder) its rights and obligations under this Agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld; provided, however, that either party may assign this Agreement to an affiliate of such party.

16. Relationship of the Parties. The parties are and at all times shall be deemed to be independent contractors and shall be wholly responsible for the goods supplied and services performed under this Agreement. Nothing contained herein shall be construed as creating the relationship of employer/employee or principal/agent. Each party shall assume full responsibility for the actions of its employees as related to the party's obligations under this Agreement. Neither party to this agreement is hereby constituted an agent of the other for any purpose and neither party has the authority to assume or create any obligation, or to make any representation, warranty or guarantee for the other, except as expressly granted or made in this Agreement.

17. Force Majeure. Neither party shall be responsible or liable for any default in performance of this Agreement arising directly or indirectly from any cause beyond such party's control, including fire, flood, earthquake, acts of God, war (declared or undeclared), enemy action, embargo, strike, governmental order, proclamation or regulation, accident, explosion, riot, insurrection, or expropriation of the property by government authority (each such event a "Force Majeure Event"). If a Force Majeure Event occurs, the parties will exert reasonable efforts to mitigate the impact of such Force Majeure Event on the business arrangements of the parties set forth in this Agreement and to otherwise carry out the intent and accomplish the objectives of this Agreement.

18. Exhibits and Schedules. Any exhibit or schedule attached hereto is made a part hereof and is fully incorporated herein by reference.

19. Entire Agreement. This Agreement contains the sole and complete understanding of the parties related to its subject matter, and supersedes all oral or written agreements concerning this subject matter made prior to the date of this Agreement. The [***] Pump Supply Agreement and the Flocare 800 Pump Agreement are not superceded by this Agreement, but to the extent that any terms of this Agreement relating to the licensing of the [***] Intellectual Property conflict with such agreements, this Agreement shall control.

20. Remedies Not Exclusive. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy will be cumulative and will be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. The election of any one or more remedies will not constitute a waiver of the right to pursue other available remedies.

21. Bankruptcy Provisions. It is intended by the parties to this Agreement that in the event of Licensor's bankruptcy filing under the United States Bankruptcy Code ("Bankruptcy Code'), this Agreement shall be treated as an executory contract under which Licensor is a licensor of intellectual property under
Section 365(n) of the Bankruptcy Code, and that Licensee shall have all the rights to which licensees of intellectual property are entitled to under such section. This Agreement is an integrated agreement, and all provisions of this agreement which are not directly related to the license of intellectual property are intended to be supplementary to the intellectual property license granted hereunder, within the meaning of Section 365(n)(4)(B) of the Bankruptcy Code.

22. Language; Interpretation. The language controlling the construction and interpretation of this Agreement shall be English. Section headings are included solely for convenience and shall not constitute a part hereof. Unless the context otherwise requires, words importing the singular shall be deemed to import the plural and vice versa.

23. Third Party Beneficiaries. No person or entity shall be a third-party beneficiary of this Agreement.

24. Media Relations. Each of Licensor and Licensee agrees that during the Term each will not, and will cause its affiliates not to, disparage each other or release commercially sensitive information about each other in any oral, written, or electronic public statements (including without limitation in any securities filing with the U.S. Securities and Exchange Commission) concerning any matters relating to or arising from this Agreement.

         IN WITNESS WHEREOF, the parties enter into this Agreement effective as of the Effective Date.

         ZEVEX INTERNATIONAL, INC.

         By:
            --------------------------------------------------
         Name:
              ------------------------------------------------
         Title:
               -----------------------------------------------

         NUTRICIA INTERNATIONAL, B.V.

         By:
            --------------------------------------------------
         Name:
              ------------------------------------------------
         Title:
               -----------------------------------------------

         NUMICO TRADING B.V.

         By:
            --------------------------------------------------
         Name:
              ------------------------------------------------
         Title:
               -----------------------------------------------

                                    Exhibit A

                                [***] Trademarks

                                        [***]

                                    Exhibit B

                                    Know-How

The [***] Products Know-How is documented in the following ZEVEX Device Master
Records:


---------------------------------------- --------------------------------------------------
Device Master Record Number              Description
---------------------------------------- --------------------------------------------------
---------------------------------------- --------------------------------------------------
[***]                                    Flocare [***] Enteral Feeding Pump, Western Europe
---------------------------------------- --------------------------------------------------
---------------------------------------- --------------------------------------------------
[***]                                    Flocare [***] + Enteral Feeding Pump, Western Europe
---------------------------------------- --------------------------------------------------
---------------------------------------- --------------------------------------------------
[***]                                    Flocare [***] Paediatric Enteral Feeding Pump, Western Europe
---------------------------------------- --------------------------------------------------
---------------------------------------- --------------------------------------------------
[***]                                    Flocare [***] Enteral Feeding Pump, UK/Export
---------------------------------------- --------------------------------------------------
---------------------------------------- --------------------------------------------------
[***]                                    Flocare [***] + Enteral Feeding Pump, UK/Export
---------------------------------------- --------------------------------------------------
---------------------------------------- --------------------------------------------------
[***]                                    Flocare [***] Paediatric Enteral Feeding Pump, UK/Export
---------------------------------------- --------------------------------------------------
---------------------------------------- --------------------------------------------------
[***]                                    Flocare [***] Nurse Call
---------------------------------------- --------------------------------------------------

                                    Exhibit C

                                     Patents

                                      [***]

                                    Exhibit D

                             Product Specifications

The product specifications for the [***] Products are documented in the Flocare [***] Enteral Feeding Pump User Requirements, ZEVEX document number [***] and Flocare [***] Enteral Feeding Pump Nurse Call User Requirements, ZEVEX document number [***].

                                    Exhibit E

                           Quality Assurance Standards


Licensee must maintain a Quality System that complies with all of the provisions of the European Union Medical Device Directive (MDD), 12 July 1993, 93/42/EEC, Annex II, EC Declaration of Conformity (Full quality assurance system).

                                    Exhibit F

                                    Royalties

The royalty is [***] per Flocare [***] Pump.

                                    Exhibit G

                                 Penalty Royalty

The penalty royalty is [***] per Flocare [***] Pump.

              CONFIDENTIAL INFORMATION OF ZEVEX International, Inc.

[*Confidential treatment has been requested as to certain portions of this document. Each such portion, which has been omitted herein and replaced with an asterisk [***], has been filed separately with the Securities and Exchange Commission.]


                                                                   Exhibit 10.36

                        MAINTENANCE AND SERVICE AGREEMENT

         THIS MAINTENANCE AND SERVICE AGREEMENT (this "Agreement") is entered into as of July 20, 2004, by and between NUMICO TRADING B.V., a Netherlands corporation with its principal offices at Numico Beech Avenue 54-80, 1119PW, Schiphol-Rijk, The Netherlands ("Numico"), NUTRICIA INTERNATIONAL B.V., a Netherlands corporation with its principal offices at Numico Beech Avenue 54-80, 1119PW, Schiphol-Rijk, The Netherlands ("Nutricia", and, together with Numico, "Customer"), and ZEVEX INTERNATIONAL, INC., a Delaware corporation, with its principal offices at 4314 ZEVEX Park Lane, Salt Lake City, Utah ("ZEVEX").

                                    RECITALS

         A. Numico, a wholly-owned subsidiary of Royal Numico, N.V., a Netherlands corporation ("Royal Numico"), specializes in the procurement of raw materials, packaging materials, and fully finished products for use in Royal Numico's numerous businesses, including the clinical nutrition business.

         B. Nutricia, a wholly-owned subsidiary of Royal Numico, is a world leader in the manufacture and marketing of clinical nutrition products and related equipment and accessories.

         C. ZEVEX is engaged in the business of developing, manufacturing, providing service activities, and marketing clinical nutrition delivery devices and accessories.

         D. ZEVEX and the Customer are parties to an [***] Pump Supply Agreement and a Flocare 800 Manufacturing Agreement, both of even date herewith, pursuant to which the parties have agreed that ZEVEX shall manufacture and exclusively supply to the Customer clinical nutrition delivery pumps and accessories in the Territory (as defined below), including the Flocare [***] Pump, and the ZEVEX-Manufactured Flocare 800 Pump, upon the terms and subject to the conditions set forth therein.

         E. The parties have agreed that ZEVEX shall provide repair services, maintenance services, and technical support activities for the Flocare [***] Pumps, ZEVEX-Manufactured Flocare 800 Pumps, Flocare 800 Pumps, Nutromat Pumps, and MicroMax Pumps sold or placed by Customer in the Territory in accordance with the terms and conditions of this Agreement.

         F. The parties have agreed, that if requested by Customer and upon the approval of ZEVEX, ZEVEX shall provide certain technical support and service to third party manufactured pumps, as requested by the Customer.

                                    AGREEMENT

         NOW, THEREFORE, the parties, in consideration of the premises and the mutual covenants and agreements contained herein, and intending to become legally bound, hereby agree as follows:

1.       Definitions

         "Actual Service Volume" means the actual number of Nutricia Pumps which ZEVEX has serviced and invoiced the Customer during an applicable calendar quarter during the Term.

         "Affiliate" of a party shall mean any corporation or other business entity controlling, controlled by, or under common control with such party.

         "Bankruptcy Event" means that, with respect to an entity, such entity shall (a) make a general assignment for the benefit of creditors or an agent authorized to liquidate its assets, (b) become the subject of bankruptcy or insolvency proceedings or other proceedings for relief under any bankruptcy or other law for the relief of debtors, where, with respect to an involuntary petition in bankruptcy, the petition shall not have been stayed within thirty
(30) days, (c) apply to a court for the appointment of a receiver or custodian for substantially all of its assets or properties, with or without consent, and such receiver is not discharged within thirty (30) days after appointment, or
(d) adopt a plan of complete liquidation of its assets.

         "Change of Control of Customer" means (i) any transaction as a result of which any person or entity becomes the "beneficial owner" (as defined in Rule 13d-3 of the U.S. Securities and Exchange Act of 1934), directly or indirectly, of securities of Numico or Nutricia, representing more than 50% of the total voting power of any of their then outstanding voting securities; or (ii) the sale, transfer or other disposition of all or substantially all of the assets of Numico or Nutricia; in either case where the new controlling party would materially benefit from a failure of ZEVEX's business; provided, however, that a transaction shall not constitute a Change of Control if its sole purpose is to change the state of incorporation of Numico, or Nutricia (as applicable) or to create a holding company that will be owned in substantially the same proportions by the persons who held the securities of Numico or Nutricia (as applicable) immediately before such transaction.

         "Change of Control of ZEVEX" means (i) any transaction as a result of which any person or entity becomes the "beneficial owner" (as defined in Rule 13d-3 of the U.S. Securities and Exchange Act of 1934), directly or indirectly, of securities of ZEVEX representing more than 50% of the total voting power represented by ZEVEX's then outstanding voting securities; or (ii) the sale, transfer or other disposition of all or substantially all of ZEVEX's assets; in either case where the new controlling party would materially benefit from Customer's failure in the clinical nutrition market; provided, however, that a transaction shall not constitute a Change of Control (x) if its sole purpose is to change the state of ZEVEX's incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held ZEVEX's securities immediately before such transaction, or (y) if a then current officer or director of ZEVEX is the new controlling party or is a member of the group or entity that is the new controlling party, provided, however, that, the new controlling party would not materially benefit from Customer's failure in the clinical nutrition market.

         "Commercially Reasonable Efforts" shall mean those efforts that a reasonably prudent business person would make under similar circumstances, including entering into contractual arrangements in appropriate circumstances.

         "Confidentiality Breach by Customer" means a material breach by Customer of (i) Section 12 of this Agreement, (ii) Section 15 of the [***] Pump Supply Agreement, (iii) Section 4 of the [***] Pump License Agreement, (iv)
Section 4 of the Disposable Set Components License Agreement, and/or (v) Section 14 of the [***] Disposable Set Components Supply Agreement.

          "Customer-Manufactured Pumps" shall mean the Flocare 800 Pump, the Nutromat Pump, and the MicroMax Pump.

         "End User" shall mean patients, physicians, home healthcare companies, long-term care facilities, hospitals and other individuals or businesses that use or provide clinical nutrition delivery products and services directly to patients.

         "Exclusivity Breach by Customer" means a material breach by Customer of
(i) Section 2 of this Agreement, (ii) Sections 5(a), 5(c) and/or 5(f) of the [***] Pump Supply Agreement, (iii) Section 2 of the [***] Pump License Agreement, (iv) Section 2 of the [***] Disposable Set Components License Agreement, and/or (v) Sections 5(a) and/or 5(c) of the [***] Disposable Set Components Supply Agreement.

         "Flocare [***] Pump" shall mean the ZEVEX [***] Pump customized and manufactured by ZEVEX for the Customer under the [***] Pump Supply Agreement of even date herewith between the parties.

         "Flocare 800 Pump" shall mean the Flocare 800 Pump manufactured by the Customer.

         "Flocare 800 Pump Manufacturing Agreement" means that certain Flocare 800 Pump Manufacturing Agreement of even date herewith between the parties.

         "[***] Disposable Set Components License Agreement" means that certain License Agreement for the [***] Disposable Set Components of even date herewith between the parties.

         "[***] Disposable Set Components Supply Agreement" means that certain [***] Disposable Set Components Supply Agreement of even date herewith between the parities.

         "[***] Pump License Agreement" means that certain [***] Pump License Agreement of even date herewith between the parties.

         "[***] Pump Supply Agreement" means that certain [***] Pump Supply Agreement of even date herewith between the parties.

         "Know-How" means all Repair Guidelines, Maintenance Guidelines, product specifications, technical data, supplier lists and other information owned by, or in the possession of ZEVEX on the Effective Date of this Agreement, or which later come into the possession of ZEVEX that are necessary or helpful in providing the Services to the Flocare [***] Pump.

         "Loaded Material Cost" has the meaning set forth in Exhibit A.

         "Maintenance Guidelines" means all documentation, specifications, policies, and procedures regarding routine maintenance of any Nutricia Pump which is provided by the original manufacturer of such Nutricia Pump.

         "Maintenance Services" shall have the meaning given to it in Section 4(b).

         "Manufacturing Agreements" shall mean the [***] Pump Supply Agreement, and Flocare 800 Pump Manufacturing Agreement of even date therewith between the parties.

         "Material Costs" shall mean the actual purchase cost incurred by ZEVEX for any parts or materials (including Spare Parts) necessary to perform the Services on any particular Nutricia Pump.

         "MicroMax Pump" shall mean the MicroMax Pump manufactured by the Customer.

         "Nutricia Pumps" shall mean the Flocare [***] Pump, the
ZEVEX-Manufactured Flocare 800 Pump, the Flocare 800 Pump, the Nutromat Pump, and the MicroMax Pump.

         "Nutromat Pump" shall mean the Nutromat Pump manufactured by the Customer.

         "Operational Costs" shall mean the sum of the actual facility, social, and local operational costs of the ZEVEX Service Center for each calendar quarter, including administrative overhead costs incurred, which are directly allocable to the Services performed by ZEVEX under this Agreement.

         "Projected Service Volume" means the number of Nutricia Pumps which Customer anticipates tendering to ZEVEX for Service during each calendar quarter during the Term, determined in accordance with Section 6(c) of this Agreement.

         "Projected Operational Costs" shall have the meaning given to it in
Section 8(c).

         "Quarterly Meetings" shall have the meaning given to it in Section
16(b).

         "Repair Guidelines" means all documentation, specifications, policies, and procedures regarding repair of any Nutricia Pump that is provided by the original manufacturer of such Nutricia Pump.

         "Repair Services" shall have meaning given to it in Section 4(c).

         "Related Agreements" means the Flocare 800 Pump Manufacturing Agreement, the Disposable Set Components License Agreement, the [***] Pump Supply Agreement, the [***] Pump License Agreement, and the [***] Disposable Set Components Supply Agreement.

         "Services" shall mean the Maintenance Services and the Repair Services.

         "Service Price" means the price at which each Nutricia Pump shall be repaired or maintained by ZEVEX, as calculated and determined in accordance with the formula and terms set forth on Exhibit A hereto.

         "Services Warranty" shall mean the warranty set forth in Section 10(a).

         "Spare Parts" shall have the meaning given to it in Section 7(a).

         "Term" shall have the meaning given to it in Section 13(a).

         "Territory" shall mean the countries designated in the following chart:


------------------------------------------------------------ ---------------------------------------------------------
Austria,   Belgium,   Denmark,  Finland,  France,  Germany,  Bulgaria,  Czech  Republic,   Hungary,  Poland,  Russia,
Greece,   Ireland,   Italy,   Latvia,    Luxembourg,    The  Slovakia, Ukraine, United Arab Emirates, Turkey
Netherlands,  Norway, Portugal, Spain, Sweden, Switzerland,
United Kingdom
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
Australia, New Zealand                                       China, Indonesia, Malaysia, Taiwan
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
Argentina, Brazil                                            South Africa
------------------------------------------------------------ ---------------------------------------------------------


         "Third Party" shall mean any third party selected by ZEVEX to perform the obligations under this Agreement in accordance with the terms and conditions of this Agreement.

         "Third-Party Service Organizations" shall have the meaning given to it in Section 2(b).

         "Tools" shall have the meaning given to it in Section 6(b).

         "T&D Programs" shall have the meaning given to it in Section 6(b).

         "Vendors" shall have the meaning given to it in Section 7(d).

         "ZEVEX" shall be deemed to include ZEVEX, as defined in the preamble and/or Affiliates of ZEVEX permitted to perform Services pursuant to this Agreement.

         "ZEVEX-Manufactured Flocare 800 Pump" shall mean the Flocare 800 Pump manufactured by ZEVEX for the Customer under the Flocare 800 Pump Manufacturing Agreement of even date therewith between the parties.

         "ZEVEX-Manufactured Pumps" shall mean the Flocare [***] Pump, and ZEVEX-Manufactured Flocare 800 Pump.

         "ZEVEX Termination Period" means a thirty (30) day period that begins on the sixtieth (60th) day following notice by ZEVEX to Customer of a Confidentiality Breach by Customer, an Exclusivity Breach by Customer, or any other material breach by Customer, as applicable.

         "ZEVEX Facility" shall mean ZEVEX's manufacturing facility at 4314 ZEVEX Park Lane, Salt Lake City, UT 84123.

         "ZEVEX Service Center" shall have the meaning given to it in Section 3(a).

         "ZEVEX Warranty" shall mean any warranty provided by ZEVEX under any of the Manufacturing Agreements.

2.       Appointment of ZEVEX as Service Provider.

         (a) Appointment as Service Provider. Customer hereby appoints ZEVEX, and ZEVEX hereby accepts such appointment, as the exclusive authorized service provider for repair and maintenance services (the "Services") for the Nutricia Pumps that are placed, sold, or distributed by Customer and its Affiliates in the Territory.

         (b) Exclusivity. ZEVEX will provide the Services for the Nutricia Pumps that are placed or sold in the Territory. Customer and its Affiliates will obtain the Services exclusively from ZEVEX, and not from any or other service organizations other than the third-party service organizations listed on Exhibit B (the "Third-Party Service Organizations"). Customer will phase out its use of Third-Party Service Organizations pursuant to the terms of Section 6(d) below. End Users of the Nutricia Pumps shall be prohibited in any way from performing the Services themselves or through third parties, unless Customer and ZEVEX have agreed in advance and in writing upon the nature and extent of such Services that may be performed and are satisfied that the requisite standards and training have been implemented. The performance of such Services shall invalidate any ZEVEX Warranty, Services Warranty, or any other warranty hereunder or under the Manufacturing Agreements. Customer will immediately inform its Customer Affiliates that ZEVEX will be the Customer's exclusive authorized provider of Services, which notice will provide instructions as to how and where repair inquiries are to be made. ZEVEX shall provide appropriate training and Service instructions, at Customer's expense, for those End Users that Customer designates, and ZEVEX agrees in writing, to provide Services.

3.       ZEVEX Service Center

         (a) ZEVEX Service Center. ZEVEX shall initially provide the Services at the ZEVEX Facility, and shall subsequently provide the Services at a service center to be operated, controlled, and owned by ZEVEX in Thames Valley Corridor in the United Kingdom (the "ZEVEX Service Center"). ZEVEX will use Commercially Reasonable Efforts to open the ZEVEX Service Center for operation in the United Kingdom by December 31, 2004. ZEVEX shall consult with Customer in establishing the size of the ZEVEX Service Center, the required tooling, and staff resources. The ZEVEX Service Center may be relocated only upon mutual consent of ZEVEX and Customer, who each agree to discuss any potential relocation in good faith in order to minimize Operational Costs.

         (b) Inspection Rights. Customer, or Customer's designated agents, shall have the right, from time to time, upon two (2) weeks' notice and during business hours, to inspect and/or perform a general quality assurance review of the ZEVEX Service Center, inventory storage areas, and all other places relating to the performance of ZEVEX's duties hereunder. Customer shall conduct such inspection in a manner as to minimize disruption of ZEVEX's ongoing operations, and ZEVEX shall reasonably assist Customer with such inspections. ZEVEX will use Commercially Reasonable Efforts to correct any non-compliance with applicable Repair Guidelines, Maintenance Guidelines, or regulatory standard identified by Customer in writing to ZEVEX arising from any such inspection and/or quality audit made.

         (c) Additional Service Centers. After January 1, 2006, ZEVEX may establish additional ZEVEX Service Centers in the Territory upon the prior written consent of Customer, and such consent shall not be unreasonably withheld.

4.       Services to be Provided by ZEVEX

         (a) Procedure for Providing Services. Customer shall ship Nutricia Pumps that require Services to ZEVEX with documentation indicating whether each pump is being tendered for Maintenance Services or Repair Services.

         (b) Maintenance Services For those Nutricia Pumps that arrive with documentation indicating that the pumps are being tendered for Maintenance Services, ZEVEX shall perform maintenance services on the Nutricia Pumps (the "Maintenance Services") in accordance with the manufacturer's Maintenance Guidelines. For the ZEVEX-Manufactured Pumps, ZEVEX shall perform the Maintenance Services in accordance with ZEVEX's own Maintenance Guidelines. For the Customer-Manufactured Pumps, ZEVEX shall perform the Maintenance Services in accordance with Customer's Maintenance Guidelines.

         (c) Repair Services. For those Nutricia Pumps that arrive with documentation indicating that the pumps are being tendered for Repair Services, ZEVEX shall repair the Nutricia Pumps (the "Repair Services") in accordance with the manufacturer's Repair Guidelines for each of the Nutricia Pumps. Such documentation shall include all the necessary information for ZEVEX to determine whether the Nutricia Pumps are covered by either the ZEVEX Warranty or another manufacturer's warranty. For the ZEVEX-Manufactured Pumps, ZEVEX shall perform the Repair Services in accordance with ZEVEX's own Repair Guidelines. For the Customer-Manufactured Pumps, ZEVEX shall perform the Repair Services in accordance with Customer's Repair Guidelines. If ZEVEX determines that a Nutricia Pump cannot be repaired, or is economically infeasible to repair, ZEVEX shall communicate the specific reasons therefor to Customer within ten (10) business days from the receipt of the Nutricia Pump. For all such irreparable ZEVEX-Manufactured Pumps that are covered by a ZEVEX Warranty, ZEVEX shall provide Customer with a new replacement for the irreparable pump pursuant to the terms and conditions of the ZEVEX Warranty. ZEVEX shall remove all irreparable pumps from circulation and dismantle such irreparable pumps, unless otherwise instructed in writing by Customer.

         (d) Use of Spare Parts in Providing the Services. ZEVEX shall perform all Services using new Spare Parts, and shall not use any refurbished or reconditioned Spare Parts.

         (e) Sale of Spare Parts to Customer's Affiliates, Third-Party Service Organizations and End Users. ZEVEX, and not Customer, shall have the right to sell Spare Parts to Customer Affiliates, Third-Party Service Organizations, and End Users as set forth herein. ZEVEX shall not supply Spare Parts to Customer Affiliates, Third-Party Service Organizations or End Users without the prior written approval of Customer. Within thirty (30) days of the Effective Date, Customer shall provide ZEVEX with a written list of Customer's Affiliates and Third-Party Service Organizations (the "Pre-approved List"), which Pre-approved List shall constitute Customer's approval to supply Spare Parts to Customer Affiliates and Third-Party Service Organizations. The Customer may update the Pre-approved List from time to time in its discretion. The price of the Spare Parts that ZEVEX may sell to Customer Affiliates, Third-Party Service Organizations and End Users shall be equal to [***] times ZEVEX's Material Costs.

         (f) Subcontracting Services. ZEVEX may not subcontract the Services to a Third Party without the prior written consent of Customer, which shall not be unreasonably withheld. ZEVEX shall ensure that the terms and conditions of the appointment and performance of any Third Party shall be consistent with ZEVEX's duties and obligations hereunder, including quality and price.

5.       ZEVEX'S Obligations

         (a) Services Lead Time. ZEVEX shall use Commercially Reasonable Efforts to complete each repair and ship the Nutricia Pumps back to Customer within ten
(10) business days of the later of (i) the receipt of the Nutricia Pumps or (ii) any required approval from Customer to perform Services.

         (b) Performance of Services. ZEVEX shall use Commercially Reasonable Efforts to perform the Services hereunder in accordance with service performance standards set forth on Exhibit C. All Services shall be performed by ZEVEX in a manner consistent with relevant medical device industry standards. All Services shall be performed such that all Nutricia Pumps Serviced by ZEVEX shall be returned to Customer, subject to normal wear and tear, in a condition functionally equivalent to the intended condition of such pumps when originally manufactured.

         (c) Compliance with Laws. ZEVEX shall comply, and shall ensure that the Services, storage, installation, and delivery of Nutricia Pumps comply fully with any and all laws, regulations, rules, and orders (including, without limitation, those relating to public health and welfare in any and all jurisdictions applicable to or affecting ZEVEX's obligations hereunder (collectively, "Laws")), and shall make such adjustments as may be necessary to effect and maintain such compliance throughout the Term. Without limiting the generality of the foregoing, (i) the ZEVEX Facility, the ZEVEX Service Center, and all Third Parties shall comply with all product safety, sanitation, and environmental Laws, and (ii) ZEVEX acknowledges that it is familiar with the Foreign Corrupt Practices Act of the United States and agrees that it shall at all times comply with such Act in carrying out and performing its duties under this Agreement.

         (d) Approvals. ZEVEX shall obtain, at its sole expense, all governmental, administrative, and other approvals, licenses, permits, and other authorizations and registrations necessary for the operation and conduct of its business, including without limitation, providing Services for the Nutricia Pumps.

         (e) Documents and Records. ZEVEX shall keep, maintain, and back-up records in an electronic data format regarding all Services performed under this Agreement, including, but not limited to, Services performed, materials used, number of Nutricia Pumps in process, and when and where the Nutricia Pumps were shipped. At the Quarterly Meetings, ZEVEX shall furnish Customer with records detailing information about repair history, complaint data, and failure data of the Nutricia Pumps for the previous calendar quarter, as well as repair history, complaint data, and failure data for other [***] products manufactured by ZEVEX.

         (f) Complaint Investigations. ZEVEX shall investigate and report to Customer on specific complaints as reasonably requested in writing by Customer.

         (g) Improvement of Services. ZEVEX shall use Commercially Reasonable Efforts to periodically review and improve upon the manner in which the Services are performed. ZEVEX shall report on such efforts at the Quarterly Meetings.

         (h) Maintenance of Capacity. ZEVEX shall ensure that the ZEVEX Facility and/or ZEVEX Service Center shall have and be provided with all necessary means, infrastructure, and resources to enable the ZEVEX Facility and/or ZEVEX Service Center to fully perform the Services and the other terms and conditions of this Agreement. ZEVEX will inform Customer of any event or circumstance, including, but not limited to, a Change of Control of ZEVEX, or an adverse change in the financial status of ZEVEX or any of its Affiliates, that may, directly or indirectly, affect ZEVEX's ability to fully perform its obligations under this Agreement.

         (i) Consent of Customer for Sale/Transfer of ZEVEX Service Center. Prior to any sale, transfer, or disposal of the ZEVEX Service Center or a transfer of control thereof to any Third Party, ZEVEX shall obtain the consent of the Customer.

         (j) Know-How Transfer. On or before the date the ZEVEX Service Center becomes operational, ZEVEX will reduce the Know-How to written form. Within thirty (30) days from the date the ZEVEX Service Center becomes operational, ZEVEX shall disclose and transfer to a mutually-acceptable escrow agent all documents fully disclosing the Know-How that is necessary or helpful for Customer to provide Services for the Flocare [***] Pump, and written instructions to such suppliers giving them permission to provide Customer the materials necessary or helpful to provide Services for the Flocare [***] Pump, notwithstanding any preexisting exclusivity arrangements such supplier may have with ZEVEX (the "Escrow Materials"). Customer shall have the right to review all Escrow Materials deposited into escrow to assure the sufficiency of such materials, and if Customer is not assured of such sufficiency, ZEVEX shall deposit such additional materials as Customer may reasonably request. Prior to such transfer, the parties agree to complete and execute an escrow agreement mutually acceptable to the parties and to the escrow agent. The escrow agreement will provide for the release of the Escrow Materials to Customer upon the termination of this Agreement. In connection with the foregoing releases of the Escrow Materials, ZEVEX shall make reasonably available to Customer the appropriate ZEVEX personnel to assist Customer in implementing the Know-How and providing Services for the Flocare [***] Pump. All transfer of Know-How will be in the form of written documentation or verbal communications from ZEVEX's staff to Customer's staff. To the extent practicable, all written documentation shall be marked as "Confidential Trade Secrets of ZEVEX International."

6.       Customer's Obligations.

         (a) Training of ZEVEX Personnel by Customer. Upon the reasonable request of ZEVEX, Customer shall conduct training courses at the Customer's facility in the Netherlands to the extent necessary to train ZEVEX personnel to perform the Services on the Customer-Manufactured Pumps. Customer shall provide two such training sessions, for not more than ten (10) ZEVEX personnel without charge to ZEVEX. ZEVEX shall be responsible for all of its own expenses in attending the training sessions, including but not limited to travel, lodging, and per diem expenses. The time schedule of such training and other details shall be determined in advance by agreement between the parties hereto. Customer shall, upon receiving ZEVEX 's request for training, make reasonable efforts to provide such training to ZEVEX personnel in accordance with the time schedule given by ZEVEX. Customer shall provide copies of all necessary materials to each trainee. Upon the prior written approval of Customer, and any of Customer's employees who participate in such training courses, ZEVEX may record any or all training courses on video tape and, upon Customer's review and approval of its contents, ZEVEX may reproduce and distribute such video tape strictly for ZEVEX's internal use to provide the Services.

         (b) Diagnostic Tools. Customer shall physically transfer to ZEVEX (but retain title) such (i) special tools, test equipment and measuring instruments ("Tools") and (ii) test and diagnostic programs ("T&D Programs") that are used or can be used in performing the Services on the Customer-Manufactured Pumps. ZEVEX shall use such Tools and T&D Programs supplied hereunder solely for its performance of the Services on the ZEVEX-Manufactured Flocare 800 Pump and the Customer-Manufactured Pumps, and for no other purposes, unless the Services shall be subcontracted by ZEVEX to an Third-Party in which case the Third Party may use the Tools and T&D Programs for the purpose of providing the Services on the ZEVEX-Manufactured Flocare 800 Pump and Customer-Manufactured Pumps. ZEVEX shall not copy, reproduce, modify, disclose, or otherwise make available to any other person, all or any part of the T&D Programs and Tools. Notwithstanding the foregoing, ZEVEX may copy all or any part of the T&D Programs, in printed or machine-readable form, for any purposes mutually agreed upon by Customer and ZEVEX. ZEVEX shall have the right to make the material and information referred to in this Section 6(b) available to a Third Party pursuant to an appropriate confidentiality agreement. ZEVEX will be responsible for the calibration, repair, maintenance, and validation of the Tools, as well as all costs of replacing the Tools. All such costs and expenses incurred by ZEVEX shall be added to the calculation of the Operating Costs.

         (c) Projected Service Volume. During the first calendar quarter of the Term, beginning January 1, 2005, and ending March 31, 2005, the Projected Service Volume shall be [***] Nutricia Pumps. Thereafter, Customer shall determine the number of Nutricia Pumps it anticipates tendering to ZEVEX for Service during the next calendar quarter, and shall notify ZEVEX of such number by the 15th day of the month that immediately follows the end of that calendar quarter (e.g., notice by April 15th for the quarter ended March 31st). Upon giving such notice, the Projected Service Volume shall immediately be adjusted, and that adjusted number shall be used in determining the Service Price in all subsequent invoices that ZEVEX sends to Customer until the next such notice provided to ZEVEX by Customer.

         (d) Phase Out of Third-Party Service Organizations. Customer will not renew or extend any contract with any Third-Party Service Organization, or contract with any new services organizations to provide Services for the Nutricia Pumps after the Effective Date of this Agreement. However, upon the written mutual consent of ZEVEX and Customer, Customer may extend any existing contracts with any Third-Party Service Organizations in order to maintain an ability to provide the Services until the ZEVEX Service Center is fully operational or to the extent necessary to maintain any warranty or indemnification rights Customer has from such Third-Party Service Organizations.

         (e) Technical Support and Assistance by Customer. At the request of ZEVEX, Customer will use Commercially Reasonable Efforts to provide technical support and other assistance to ZEVEX in connection with the start up of Services at the ZEVEX Service Center in accordance with the terms of this Agreement. Customer shall provide such technical support and assistance at no cost to ZEVEX.

         (f) End User Contact, Complaint Handling and Vigilance Reporting. Customer shall be responsible for all contact with End Users, complaint handling and vigilance reporting related to the Nutricia Pumps. ZEVEX will use Commercially Reasonable Efforts to provide Customer with information for vigilance reporting.

         (g) No Inspection upon Receipt of Nutricia Pump by Customer. Customer shall have no obligation to inspect the Nutricia Pumps upon completion of any Services or upon return of the Nutricia Pumps to Customer.

7.       Spare Parts

         (a) Spare Part Inventory. ZEVEX shall purchase from Vendors and maintain in stock such quantities of components and sub-assemblies of Nutricia Pumps ("Spare Parts"), as necessary to prevent an out-of-stock situation. ZEVEX shall store Spare Parts in a suitable, dry, and clean premise. Customer shall have the right, upon reasonable notice to ZEVEX, to audit and review ZEVEX's inventory of Spare Parts to determine whether inventory levels are appropriate given the types of Services being performed and the Service Volume.

         (b) Transfer of Existing Customer-Manufactured Pump Part Inventory. Within thirty (30) days of the operational date of the ZEVEX Service Center, Customer shall begin shipping at no cost to ZEVEX, Customer's owned inventory of Spare Parts for the Customer-Manufactured Pumps to the ZEVEX Service Center, and shall provide in writing to ZEVEX an inventory of such Spare Parts, including part numbers, descriptions of Spare Parts, and quantities. When Spare Parts are required to perform Services for Nutricia Pumps, ZEVEX shall use Spare Parts obtained from Customer under this section to the extent appropriate and available. ZEVEX shall use Spare Parts obtained from other sources only if appropriate Spare Parts are not available from the inventory of Spare Parts provided by Customer under this section. No Spare Parts obtained by ZEVEX from Customer under this section shall be used to repair ZEVEX-Manufactured Pumps that are covered by a ZEVEX Warranty. When calculating the Service Price for any particular Service provided hereunder, the Material Costs attributed to Spare Parts used by ZEVEX that were obtained under this section shall be zero.

         (c) Customer-Manufactured Pump Spare Parts Identification. Customer shall make available to ZEVEX a complete list of Spare Parts for the Customer-Manufactured Pumps, arranged according to Customer's part numbers. Customer-Manufactured Pump Spare Parts shall be of the same quality as the original parts installed in the Customer-Manufactured Pumps at the time of manufacture.

         (d) Spare Part Vendors. Customer shall provide a list to ZEVEX of all third party vendors from whom Customer is currently purchasing Spare Parts ("Vendors"). Customer will exert Commercially Reasonable Efforts to assist ZEVEX in purchasing the Spare Parts directly from the Vendors, on the same terms and conditions that Customer is currently purchasing the Spare Parts from the Vendors.

8.       Price and Payment Terms; Shipping and Title.

         (a) Service Prices. Services performed by ZEVEX or any Third Party on any ZEVEX-Manufactured Pump that is covered by a ZEVEX Warranty shall be performed at no charge to Customer. Customer shall pay ZEVEX for all other Services at the Service Price, provided, however, that: (i) ZEVEX shall provide a reasonably detailed explanation explaining why any Services performed on a ZEVEX-Manufactured Pump is not covered by a ZEVEX Warranty, and (ii) the Loaded Material Cost charged by ZEVEX for any Services on any Nutricia Pump shall not, without Customer's written approval being received by ZEVEX prior to the performance of the Services, exceed [***] Euros (the "Loaded Material Cost Threshold"). ZEVEX shall provide written notice to Customer requesting such approval within ten (10) business days of receipt of the Nutricia Pump ("Loaded Material Cost Threshold Notice"). In the Quarterly Meeting immediately prior to December 31, 2005, ZEVEX and the Customer shall discuss in good faith any proposal to alter the Loaded Material Cost Threshold. The Service Price shall include any national, state, or local sales, use, value added or other taxes, customs duties, charges, or similar fees, which ZEVEX may be required to pay or collect.

         (b) Review of Service Prices. At the Quarterly Meeting immediately prior to December 31, 2005, the parties shall discuss in good faith any proposals to alter the manner in which the Service Prices are calculated, with the objective of establishing a fixed pricing mechanism for the remainder of the Term and for each specific Service to be provided. In considering such proposals, the parties will take into account the social and Operational Costs (including administrative costs) for prior periods, previous volumes of Nutricia Pumps serviced, and anticipated future volumes of Nutricia Pumps to be serviced. If the parties agree on a fixed pricing mechanism for the remainder of the Term and for each specific Service to be provided, the parties agree that no later than forty-five (45) days prior to the expiration of each calendar year during the Term, commencing with the period ending December 31, 2005, ZEVEX shall provide Customer, in writing, any proposed adjustment to the Material Costs and Operational Costs applicable to the Nutricia Pumps for the next succeeding year. Such adjustments shall be substantiated by ZEVEX in a breakdown (with the support of independent documentation), and with line by line items as required by Customer. Such breakdown shall include, without limitation, a complete list of all materials requirements, cost of labor, social and operational costs, and proposed purchase prices of the Spare Parts, as well as any other item, on an "open-book" basis, as necessary to enable the Customer to verify the relevance and scale of any price adjustments to the Material Costs and Operational Costs. The parties shall negotiate in good faith to adjust the Material Costs and Operational Costs as appropriate each calendar year during the Term.

         (c) Effect of Cost Increases and Decreases. Notwithstanding anything to the contrary in this Agreement, the following paragraph shall only apply until ZEVEX and Customer have reached agreement on a fixed pricing mechanism. During the period, in each instance, that begins on the first (1st) day of each calendar quarter and ends on the fifteenth (15th) day of each calendar quarter during the Term (each an "Adjustment Period"). ZEVEX shall provide Customer, in writing, notice of any anticipated adjustments to the Material Costs and Operational Costs applicable to the Nutricia Pumps for the then-current quarter, which adjustments shall become effective, for purposes of calculating the Service Prices to be charged by ZEVEX during that quarter, on the earlier of the date of such notice or the day following the expiration of the Adjustment Period. For the initial calendar quarter, "Projected Operational Costs" shall be [***] Euros. Thereafter, "Projected Operational Costs" upon which the Service Prices shall be based for the then-current quarter shall be calculated by dividing the Operational Costs from the just-concluded quarter by the Actual Service Volume from the just-concluded quarter and then multiplying the result by the Projected Service Volume for the then-current quarter. The Projected Service Volume upon which the Service Prices shall be based for the then-current quarter shall be determined in accordance with Section 6(c) above. Until such adjustments are effective, Service Prices will be calculated based on the Projected Operational Costs and the Projected Service Volume applicable during the just-concluded quarter. Adjustments to Material Costs and Projected Operational Costs shall be substantiated by ZEVEX in a breakdown (with the support of independent documentation), and with line by line items as required by Customer. Such breakdown shall include, without limitation, a complete list of all materials requirements, costs of labor, social and operational costs, and proposed purchase prices of the Spare Parts, as well as any other item, on an "open-book" basis, as necessary to enable the Customer to verify the relevance and scale of any price adjustments to the Material Costs and Projected Operational Costs. If ZEVEX actually provides Services for [***] or more Nutricia Pumps in any given calendar quarter, then the Actual Operational Costs Ratio (as defined in Exhibit A) shall not exceed [***] Euros.

         (d) Cost Savings. ZEVEX will exert Commercially Reasonable Efforts to reduce the Material Costs and Operational Costs used in providing the Services hereunder. To the extent that cost savings are actually realized from such efforts, the cost savings shall be split equally between the parties as set forth herein. These cost savings shall be determined by comparing the new Material Costs and Operational Costs with the then-current Material Costs and Operational Costs provided to Customer by ZEVEX during the most recent Quarterly Meeting. Cost savings realized as a result of the transfer of the Services to a Third Party pursuant to Section 4(f) or a relocation of the ZEVEX Service Center pursuant to Section 3(a) will not be considered a "cost savings" under this
Section 8(d).

         (e) Quarterly Adjusting Payments. During the Adjustment Period following the conclusion of each calendar quarter during the Term, ZEVEX and Customer shall make the following determinations:

                  (i) The "Aggregate Billed Service Price" shall be calculated by determining the total dollar value charged by ZEVEX to Customer for Service of the Nutricia Pumps during that prior quarter.

                  (ii) The "Aggregate Adjusted Service Price" shall be calculated by determining the aggregate of the Adjusted Service Prices for all Nutricia Pumps serviced during the applicable quarter using the formula set forth on Exhibit A.

If the Aggregate Billed Service Price is less than the Aggregate Adjusted Service Price, then ZEVEX shall send an invoice to Customer for the difference on or before the twentieth (20) day of the month that immediately follows the end of the applicable quarter. Customer shall pay the invoiced amount to ZEVEX in immediately available funds by the end of the month that immediately follows the end of such calendar quarter. If the Aggregate Billed Service Price is greater than the Aggregate Adjusted Service Price, then ZEVEX shall credit to Customer the amount of the difference on the next invoice (or multiple invoices, as applicable) sent by ZEVEX to Customer. In connection with the determinations required by this Section 8(e), ZEVEX will substantiate its actual Material Costs and Operational Costs in a breakdown (with the support of independent documentation), and with line by line items as required by Customer. Such breakdown shall include, without limitation, a complete list of all materials requirements, costs of labor, social and operational costs, and proposed purchase prices of the Spare Parts, as well as any other item, on an "open-book" basis, as necessary to enable the Customer to verify such Material Costs and Operational Costs.

         (f) Shipping Charges and Title; Risk of Loss.

                  (i) Customer shall pay all inbound shipping and insurance costs to the ZEVEX Facility or the ZEVEX Service Center for the Nutricia Pumps.

                  (ii) ZEVEX shall pay all outbound shipping and insurance costs from the ZEVEX Facility or the ZEVEX Service Center for the ZEVEX-Manufactured Pumps that are covered by a ZEVEX Warranty and for all Nutricia Pumps that are covered by the Services Warranty. The outbound shipment of the ZEVEX-Manufactured Pumps and for all Nutricia Pumps that are covered by the Services Warranty to Customer or its Affiliates shall be shipped DDP (as defined in INCOTERMS 2000, International Chamber of Commerce).

                  (iii) Customer shall pay all outbound shipping and insurance costs from the ZEVEX Facility or the ZEVEX Service Center for all Nutricia Pumps other than the ZEVEX-Manufactured Pumps that are covered by a ZEVEX Warranty and for all Nutricia Pumps that are covered by the Services Warranty. Such costs shall be added to the Service Price by ZEVEX and invoiced directly to Customer. The outbound shipment of all Nutricia Pumps other than the ZEVEX-Manufactured Pumps that are covered by a ZEVEX Warranty and for all Nutricia Pumps that are covered by the Services Warranty shall be shipped Ex Works (as defined in INCOTERMS 2000, International Chamber of Commerce).

                   (iv) Subject to and in accordance with the terms and conditions of this Agreement, ZEVEX shall deliver all Nutricia Pumps free and clear of all liens and encumbrances, and upon delivery by ZEVEX to Customer, or Customer's designee(s), Customer, or its designee(s), as the case may be, shall acquire good title free from all liens and encumbrances.

         (g) ZEVEX Credits.

                  (i) For each ZEVEX-Manufactured Pump for which ZEVEX performs Services covered by a ZEVEX Warranty, and for each Nutricia Pump for which the ZEVEX Service Center or Affiliates performs Services covered by the Services Warranty, ZEVEX will issue a credit to Customer of [***]Euros. This credit shall be applied on a quarterly basis to the Quarterly Adjusting Payments.

                  (ii) Within thirty (30) days after the Effective Date, Customer and ZEVEX agree to evaluate the [***]Euro credit described above and make appropriate adjustments to such credit upon the mutual agreement of the parties, it being understood that the purpose of the credit is to fully offset Customer's direct incurred costs for shipping and insuring such Nutricia Pumps. Customer and ZEVEX thereafter shall review and evaluate the credit at the Quarterly Meetings as well as mutually agree to make the appropriate adjustments that are mutually agreed upon by the Customer and ZEVEX.

         (h) Payment Terms.

                  (i) For all Services other than Services covered by a ZEVEX Warranty or the Services Warranty, ZEVEX shall provide Customer with an invoice upon shipment of the Nutricia Pumps.

                  (ii) Customer shall cause payment for the Services provided by ZEVEX under the terms of this Agreement to be made no later than ninety
         (90) days from the end of the month the Nutricia Pumps where shipped by ZEVEX. Late payments will be subject to a 1.5% penalty per month.

         (i) Payment Location. All payments shall be made to ZEVEX at the address or bank designated by ZEVEX in cash or by wire transfer of Euros.

9.       Representations and Warranties.

         (a) ZEVEX's Representations and Warranties. ZEVEX hereby represents and warrants to Customer that:

                  (i) It has the full power, capacity, and right to enter into this Agreement;

                  (ii) All corporate action necessary to authorize ZEVEX to enter into this Agreement and be legally bound by its terms has been taken;

                  (iii) It knows of no pending or threatened action in law or in equity, which adversely affects the rights granted herein; and it knows of no basis for any of the foregoing;

                  (iv) To the knowledge of ZEVEX, neither the execution and delivery of this Agreement nor compliance with the obligations of ZEVEX hereunder, will violate any law or regulation, or any order or decrees of any court or government instrumentality;

                  (v) Neither the execution and delivery of this Agreement nor compliance with the obligations of ZEVEX hereunder, will conflict with, or result in the breach of, or constitute a default under, any contract, agreement, instrument or judgment to which ZEVEX or any officer, director, employee or controlling person of ZEVEX is a party, or which is or purports to be binding upon any of the foregoing persons; and

                  (vi) No action, approval, or consent, including, but not limited to, any action, approval, or consent by any federal, state, municipal, or other governmental agency, commission, board, bureau, or instrumentality is necessary in order to constitute this Agreement as a valid, binding, and enforceable obligation of ZEVEX in accordance with its terms.

                  (vii) The Know-How comprises all the Repair Guidelines, Maintenance Guidelines, product specifications, technical data, supplier lists and other information that are necessary or helpful in providing the Services to the Flocare [***] Pump.

         (b) Customer's Representations and Warranties. Customer hereby represents and warrants to ZEVEX that:

                  (i) It has the full power, capacity, and right to enter into this Agreement;

                  (ii) All corporate action necessary to authorize Customer to enter into this Agreement and be legally bound by its terms has been taken;

                  (iii) It knows of no pending or threatened action in law or in equity, which adversely affects the rights granted herein;

                  (iv) Neither the execution and delivery of this Agreement nor compliance with the obligations of Customer hereunder, will violate any law or regulation, or any order or decrees of any court or government instrumentality;

                  (v) To the knowledge of Customer and its Affiliates, the technology used in the Customer-Manufactured Pumps does not interfere with, infringe upon, misappropriate, or otherwise violate any technology rights of any third parties, and Customer and its Affiliates have not ever received any charge, complaint, claim, demand, or notice alleging any such interference, infringement, misappropriation, or violation.

                  (vi) The Maintenance Guidelines and Repair Guidelines for the Customer-Manufactured Pumps provided to ZEVEX by Customer are true, correct and accurate and such Repair Guidelines and Maintenance Guidelines contain all documentation, specifications, policies, and procedures regarding the routine maintenance and repair of the Customer-Manufactured Pumps.

                  (vii) Neither the execution and delivery of this Agreement nor compliance with the obligations of Customer hereunder, will conflict with, or result in the breach of, or constitute a default under, any contract, agreement, instrument or judgment to which Customer or any officer, director, employee or controlling person of Customer is a party, or which is or purports to be binding upon any of the foregoing persons; and

                  (viii) No action, approval, or consent, including, but not limited to, any action, approval, or consent by any federal, state, municipal, or other governmental agency, commission, board, bureau, or instrumentality is necessary in order to constitute this Agreement as a valid, binding, and enforceable obligation of Customer in accordance with its terms.

10.      Services Warranty.

         (a) ZEVEX warrants that the Customer-Manufactured Pumps Serviced by ZEVEX will be free from defects in material and workmanship (parts and labor) that were provided in connection with the Services for a period of ninety (90) days after delivery to Customer or its Affiliates. ZEVEX warrants that the ZEVEX-Manufactured Pumps serviced by ZEVEX will be free from defects in material and workmanship (parts and labor) that were provided in connection with the Services for a period of ninety (90) days after delivery to Customer or its Affiliates, or the remaining term of the ZEVEX Warranty, whichever is greater.

         (b) Limitation on Service Warranty and Damages. Except for the Service Warranty and the other express warranties made by ZEVEX in this Agreement, ZEVEX makes no express or implied warranties hereunder with respect to the Nutricia Pumps as serviced hereunder, including, but in no way limited to, any warranty of condition, merchantability, or fitness for a particular use, or with respect to the value, profitability, or marketability of such Nutricia Pumps as serviced hereunder. THE WARRANTIES STATED IN THIS AGREEMENT AND THE RELATED AGREEMENTS ARE EXCLUSIVE AND EXPRESSLY IN LIEU OF ALL OTHER EXPRESS OR IMPLIED WARRANTIES. The remedies provided herein are the Customer's exclusive remedies for breach of the Service Warranty. This Section 10(b) is not intended to limit ZEVEX's obligation to indemnify Customer for certain third party products liability claims as described in Section 14(a)(i).

11.      Design and Service Documents

         Within thirty (30) calendar days after the Effective Date, Customer shall deliver to ZEVEX a complete and up-to-date set of (i) drawings for the Customer-Manufactured Pumps provided, however, that Customer will provide the drawings for the Nutromat Pump within sixty (60) days after the Effective Date;
(ii) Customer's Repair Guidelines and Maintenance Guidelines for the Customer-Manufactured Pumps and any other information that might be needed by ZEVEX in performing the Maintenance Services or the Repair Services for the Customer-Manufactured Pumps; and (iii) contact information of Vendors.

12.      Confidential Information

         (a) Confidential and Proprietary Information.

                  (i) ZEVEX Obligations with respect to Customer Confidential Information. ZEVEX agrees to hold all confidential information of Customer and its Affiliates, including without limitation, any information relating to Customer's and its affiliates' business operations, price lists, manufacturing data, marketing information strategies, customer or product lists, research and development information and all other information disclosed by Customer or its affiliates to ZEVEX ("Customer Confidential Information"), in strict confidence and not to use any of the foregoing commercially for its own benefit or that of anyone else nor for the purpose of developing or improving a product or method for anyone except Customer. ZEVEX agrees to limit dissemination of and access to Customer Confidential Information only to the persons within ZEVEX's immediate organization and the ZEVEX Service Center, and their respective third party contractors, subcontractors, manufacturers and business partners who have a need for access thereto, and who have entered into a restrictive agreement prohibiting such personnel from doing anything with respect to Customer Confidential Information that ZEVEX would itself be prohibited from doing under this Agreement. Notwithstanding anything to the contrary herein, ZEVEX may make such disclosures as necessary in connection with the preparation, filing, and dissemination of its filings with the U.S. Securities and Exchange Commission (e.g., 10-Ks, 10-Qs, and 8-Ks) and/or other disclosures as required by applicable law; provided, however, that it shall first notify Customer of any such disclosure in order that the parties may seek appropriate confidential treatment for information they deem to be confidential.

                  (ii) Customer Obligations with respect to ZEVEX Confidential Information. Customer agrees to hold all confidential information of ZEVEX and its Affiliates, including without limitation, any information relating to ZEVEX and its affiliates' business operations, price lists, manufacturing data, marketing information strategies, service data, customer or product lists, research and development information, and all other information disclosed by ZEVEX or its affiliates to Customer ("ZEVEX Confidential Information"), in strict confidence and not to use any of the foregoing commercially for its own benefit or that of anyone else. Customer agrees to limit dissemination of and access to ZEVEX's Confidential Information only to the persons within Numico, Royal Numico and Nutricia and their Affiliates, and their respective third party contractors, subcontractors, manufacturers and business partners who have a need for access thereto, and who have entered into a restrictive agreement prohibiting such personnel from doing anything with respect to ZEVEX's Confidential Information and such information that Customer would itself be prohibited from doing under this Agreement. Notwithstanding anything to the contrary herein, Customer may make such disclosures as necessary in connection with the preparation, filing, and dissemination of disclosures as required by applicable law; provided, however, that it shall first notify ZEVEX of any such disclosure in order that the parties may seek appropriate confidential treatment for information they deem to be confidential.

         (b) Use of Confidential Information of Other Parties. Each party represents, warrants, and covenants that it will not use in the course of its performance under this Agreement, or disclose to the other parties hereto, any confidential or proprietary information of any third party (including competitors of the other parties) without the prior written consent of the party to whom such confidential or proprietary information belongs.

         (c) Disclosure Does Not Constitute a License. Neither the execution of this Agreement nor the disclosure of any confidential or proprietary information by one party to the other hereunder shall be construed as granting to the recipient of such information, by implication or otherwise, any right in, or license to, other than expressly contained herein, any present or future proprietary information, patent, trademark, copyright invention, now or hereinafter, owned or controlled by the disclosing party. Each party will be authorized to use the other party's confidential information that is disclosed hereunder only for such purposes as are expressly contemplated by this Agreement.

         (d) Notice of Unauthorized Disclosure. If either party becomes aware of any unauthorized disclosure of the other party's confidential information, it will immediately notify the other party of such unauthorized disclosure and will take all reasonable steps to mitigate the potential harm associated with such unauthorized disclosure.

         (e) Survival. The provisions regarding Confidential Information shall survive the termination or expiration of this Agreement, except that such obligations shall not limit Customer's rights under the [***] Pump License Agreement.

13.      Term and Termination

         (a) Effective Date and Term. The term of this Agreement shall begin on July 20, 2004 (the "Effective Date"), and shall thereafter be perpetual (the "Term"); provided that beginning on January 1, 2008, either party may give notice to the other of its intention not to extend the Term of this Agreement, and, if such notice is given, the term of this Agreement shall expire, at the earliest, two years from the date of such notice. Once a notice of termination has been given by a party pursuant to this Section 13(a), such notice shall be irrevocable except by mutual consent of the parties.

         (b)      Termination Events.

                  (i) Upon a Bankruptcy Event of Customer, Customer shall notify ZEVEX thereof within one (1) business day thereof. ZEVEX may elect to terminate the Agreement by giving written notice to Customer within thirty (30) days of that notice.

                  (ii) Upon a Change of Control of Customer, Customer shall notify ZEVEX thereof within one (1) business day of the public announcement thereof. Thereafter, ZEVEX may elect to terminate the Agreement by giving notice to Customer within ninety (90) days after the public announcement of the Change of Control of Customer.
                  (iii) Upon the failure of Customer to pay to ZEVEX monies when due by Customer to ZEVEX hereunder and/or under any of the Related Agreements, ZEVEX may give notice to Customer of such non-payment. Thereafter, if Customer fails to pay such monies to ZEVEX within five
         (5) business days of such notice, then this Agreement shall terminate on that 5th business day. If Customer pays the monies due to ZEVEX within those five (5) business days, then this Agreement shall not terminate.

                  (iv) Upon a Confidentiality Breach by Customer, then ZEVEX may give notice to Customer of such Confidentiality Breach. If Customer fails to cure such Confidentiality Breach within sixty (60) days of such notice, then this Agreement may be terminated by ZEVEX at any time during the applicable ZEVEX Termination Period. ZEVEX's failure to terminate this Agreement during the ZEVEX Termination Period will constitute a waiver of ZEVEX's rights to terminate this Agreement by reason of the applicable Confidentiality Breach, but will not constitute a waiver of ZEVEX's other rights and remedies under this Agreement (or other applicable Related Agreement, if any), or a waiver of future similar breaches.

                  (v) Upon an Exclusivity Breach by Customer, then ZEVEX may give notice to Customer of such Exclusivity Breach. If Customer fails to cure such Exclusivity Breach within sixty (60) days of such notice, then this Agreement may be terminated by ZEVEX at any time during the applicable ZEVEX Termination Period. ZEVEX's failure to terminate this Agreement during the ZEVEX Termination Period will constitute a waiver of ZEVEX's rights to terminate this Agreement by reason of the applicable Confidentiality Breach, but will not constitute a waiver of ZEVEX's other rights and remedies under this Agreement (or other applicable Related Agreement, if any), or a waiver of future similar breaches.

                  (vi) Upon a material breach of this Agreement by Customer other than any of the material breaches described in Sections 13(b)(iii)-(v) above, then ZEVEX may give notice to Customer of such material breach. If Customer fails to cure such material breach within sixty (60) days of such notice, then this Agreement may be terminated by ZEVEX at any time during the applicable ZEVEX Termination Period. ZEVEX's failure to terminate this Agreement during the ZEVEX Termination Period will constitute a waiver of ZEVEX's rights to terminate this Agreement by reason of the applicable breach, but will not constitute a waiver of ZEVEX's other rights and remedies under this Agreement, or a waiver of future similar breaches.

                  (vii) Upon a Bankruptcy Event of ZEVEX, ZEVEX shall notify Customer thereof within one (1) business day thereof. Customer may elect to terminate the Agreement by giving written notice to ZEVEX within thirty (30) days of that notice.

                  (viii) Upon a Change of Control of ZEVEX, ZEVEX shall notify Customer thereof within one (1) business day of the public announcement thereof. Thereafter, Customer may elect to terminate the Agreement by giving notice to ZEVEX within ninety (90) days of the public announcement of the Change of Control of ZEVEX.

                  (ix) Upon a material breach of this Agreement by ZEVEX, Customer may give notice to ZEVEX of such material breach. If ZEVEX cures such material breach within sixty (60) days following such notice, then this Agreement shall not terminate by reason of that breach. If ZEVEX fails to cure such material breach within sixty (60) days of such notice, then this Agreement may be terminated by Customer at any time during the period that begins on the sixtieth (60th) day following such notice and ends on the ninetieth (90th) day following such notice (the "Customer Termination Period") by giving written notice of such termination to ZEVEX before the expiration of the Customer Termination Period. Customer's failure to terminate this Agreement during the Customer Termination Period will constitute a waiver of Customer's rights to terminate this Agreement by reason of the applicable breach, but will not constitute a waiver of Customer's other rights and remedies under this Agreement, or a waiver of future similar breaches.

                  (x) Upon the effective date of termination of either the [***] Pump Supply Agreement of even date herewith or the Flocare 800 Manufacturing Agreement, or the [***] Disposable Set Components Supply Agreement of even date herewith, this Agreement may be terminated thereafter by ZEVEX by giving ninety (90) days' prior written notice.

                  (xi) At any time after January 1, 2008, Customer may terminate this Agreement pursuant to Section 13(a) above.

                  (xii) At any time after January 1, 2008, ZEVEX may terminate this Agreement pursuant to Section 13(a) above.

         (c) Effect of Material Breach by ZEVEX. If a material breach of the Agreement by ZEVEX occurs due to the inability of ZEVEX to provide the Services hereunder and Customer elects not to terminate the Agreement pursuant to Section 13(b)(ix), Customer may contract with an outside third party to provide the Services in the interim while ZEVEX cures such material breach. Upon the curing of such material breach ZEVEX will resume providing the Services hereunder.

         (d) Return of Materials Upon Termination. In the event of any termination, expiration or non-renewal of this Agreement for any reason whatsoever, within thirty (30) days after the expiration or the termination of this Agreement, (i) the parties shall promptly return to one another all property and other materials of the other party in their respective possession and/or control, including all media (and copies thereof) containing confidential information and proprietary information of the parties including, without limitation, all marketing materials, copies and extracts thereof, lists, placement records, service records, and shall erase any copies thereof contained in any electronic or other memory device, (ii) ZEVEX shall promptly return all Tools and T&D Programs used in performing the Services on the Customer-Manufactured Pumps, and (iii) ZEVEX shall provide a list to Customer identifying the Vendors which ZEVEX used to purchase the Spare Parts. If ZEVEX or Customer terminates this Agreement for any reason, Customer shall purchase Spare Parts remaining in ZEVEX's possession at ZEVEX's actual Material Costs for such Spare Parts, provided, however, that the quantity of Spare Parts is consistent with the amount consumed in the prior six (6) months. Each party will certify in writing to the other, within thirty (30) days after any such termination, expiration, or non-renewal of this Agreement that they have complied with this Section 13(d).

         (e) Provision of Services After Termination. Upon termination of this Agreement, the Know-How shall be released from escrow to Customer. Customer shall thereafter have the non-exclusive, perpetual right to provide Services for Flocare [***] Pumps that have been placed in commerce or use by Customer within the Territory. ZEVEX hereby grants to Customer all licenses or rights which may be necessary in order for Customer to provide such Services, and agrees to take all actions reasonably requested by Customer in order to memorialize Customer's right to provide such Services for the ZEVEX-Manufactured Pumps on a non-exclusive basis within the Territory. Customer's right to provide Services for the ZEVEX-Manufactured Pumps shall include the right for Customer to authorize any third party to provide such Services on behalf of Customer.

         (f) No Liability Upon Termination. Neither party in exercising its rights to terminate this Agreement in accordance with the terms and conditions hereof shall incur any liability whatsoever for any damage, loss or expense of any kind suffered or incurred by the other (or for any compensation to the other) arising from or incident to any such termination (except if such termination is for a material breach of this Agreement), expiration or non-renewal, whether or not the terminating party is aware of any such damage loss or expense. Any termination hereof shall not impair any rights nor discharge any obligations, that have accrued to the parties as of the effective date of such termination.

         (g) Services Provided by ZEVEX Upon Termination. After the termination of this Agreement, upon the reasonable request of Customer, ZEVEX shall conduct training courses to the extent necessary to train Customer personnel to perform the Services on the Nutricia Pumps at the ZEVEX Service Center selected by Customer. ZEVEX shall provide two such training sessions, for not more then ten
(10) Customer personnel without charge to Customer. Customer shall be responsible for all of its own expenses in attending the training sessions, including but not limited to travel, lodging, and per diem expenses. The time schedule of such training and other details shall be determined in advance by agreement between the parties hereto. ZEVEX shall, upon receiving Customer's request for training, make reasonable efforts to provide such training to Customer personnel in accordance with the time schedule given by Customer. ZEVEX shall provide copies of all necessary materials to each trainee.

14.      Indemnification; Insurance.

         (a) ZEVEX's Indemnification. ZEVEX shall indemnify, defend and hold Customer, its affiliates, and their respective officers, directors, employees and agents (each, a "ZEVEX Indemnified Party"), harmless from and against any and all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties, reasonable attorneys' fees, costs of investigation and any legal or other expenses or costs ("Losses") incurred or suffered by any ZEVEX Indemnified Party arising out of, in connection with or resulting from any claim, allegation or judgment as to:
(i) any third party product liability claim relating to the Services provided hereunder, or which arise, in whole or in part, due to ZEVEX's defective performance of the Services hereunder, (ii) any violation or infringement by ZEVEX upon any common law or statutory intellectual property rights of any third party that arises from or relates to the Services provided to the Flocare [***] Pump, or (iii) any inaccuracy or breach in or any failure to observe or perform any of ZEVEX's covenants, obligations, representations, and warranties under this Agreement; provided, however, that ZEVEX shall have no obligation to indemnify Customer for any Losses to the extent such Losses are caused by any negligent or willful act or omission of Customer.

         (b) Customer's Indemnification. Customer agrees to indemnify, defend and hold ZEVEX, its affiliates, and their respective officers, directors, employees and agents (each, a "Customer Indemnified Party") harmless from and against any and all Losses (as defined in Section 14(a) above) incurred or suffered by any Customer Indemnified Party arising out of, in connection with or resulting from any claim, allegation or judgment as to: (i) any inaccuracy or breach in or of or any failure to observe or perform any of Customer's covenants, representations, warranties or obligations under this Agreement, (ii) any third party product liability or defect claim (other than to the extent wholly caused by or attributed to the acts or omissions of ZEVEX in providing the Services) in the Customer-Manufactured Pumps, (iii) the improper labeling, promotion or use of the Nutricia Pumps by Customer or its respective employees or agents, (iv) the violation or infringement of any trademark, trade dress or other intellectual property right relating to the Customer-Manufactured Pumps, or (v) other specifications or materials selected by Customer provided, however, that Customer shall have no obligation to indemnify ZEVEX for any Losses to the extent such Losses are caused by any negligent or willful act or omission of ZEVEX.

         (c) Indemnification Procedure for Matters Involving Third Parties.

                  (i) If any third party notifies any party hereto (the "Indemnified Party") with respect to any matter (a "Third Party Claim") which may give rise to a claim for indemnification against the other party hereto (the "Indemnifying Party") under Section 14(a) or 14(b) (as applicable), then the Indemnified Party shall promptly notify the Indemnifying Party thereof in writing; provided, however, that no delay on the part of the Indemnified Party in notifying any Indemnifying Party shall relieve the Indemnifying Party from any obligation hereunder unless (and then solely to the extent) that the Indemnifying Party is prejudiced thereby.

                  (ii) Any Indemnifying Party shall have the obligation to assume the defense of the Third Party Claim with counsel of its choice reasonably satisfactory to the Indemnified Party at any time within fifteen (15) days after Indemnified Party has given notice of the Third Party Claim; provided, however, that the Indemnifying Party must conduct the defense of the Third Party Claim actively and diligently thereafter in order to preserve its rights in this regard; and provided further that the Indemnified Party may retain separate co-counsel at its sole cost and expense and participate in the defense of the Third Party Claim.

                  (iii) So long as the Indemnifying Party has assumed and is conducting the defense of the Third Party Claim in accordance with
         Section 14(c)(ii) above, (A) the Indemnifying Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnified Party (which shall not be unreasonably withheld) unless the judgment or proposed settlement involves only the payment of money damages by one or more of the Indemnifying Parties and does not impose an injunction or other equitable relief upon the Indemnified Party and
         (B) the Indemnified Party will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written consent of the Indemnifying Party (which shall not be unreasonably withheld).

                  (iv) If the Indemnifying Party does not assume and conduct the defense of the Third Party Claim in accordance with Section 14(c)(ii) above, however, (A) the Indemnified Party may defend against, and consent to the entry of any judgment or enter into any settlement with respect to, the Third Party Claim in any manner it reasonably may deem appropriate (and the Indemnified Party need not consult with, or obtain any consent from, any Indemnifying Party in connection therewith) and
         (B) the Indemnifying Party will remain responsible to indemnify the Indemnified Party under Section 14(a) or 14(b) (as applicable).

         (d) Indemnification Procedure for Matters not Involving Third Parties. A claim for indemnification for any matter not involving a third-party claim may be asserted by notice to the party from whom indemnification is sought.

         (e) ZEVEX General Liability Insurance. ZEVEX shall maintain, in full force and effect throughout the Term, at their sole cost and expense, insurance with financially sound and established reputable insurers of the type and quantity (and with such risk retention) generally maintained by the companies of established repute in the medical device business, such insurance to include, without limitation, products liability insurance and general liability insurance each, in an amount no less than ten million U.S. dollars (U.S. $10,000,000.00) per occurrence. ZEVEX shall upon request provide Customer with a copy of any documentation relating to any such insurance. ZEVEX shall have Customer named as an additional insured beneficiary, with Customer able to claim thereunder as primary beneficiary and without offset or deduction whatsoever as a result of any insurance obtained by Customer, and shall contain a waiver of subrogation by the respective insurance carrier against Customer's and its affiliates' insurance carrier, with respect to ZEVEX's obligations under this Agreement.

         (f) Customer General Liability Insurance. Customer shall maintain, in full force and effect throughout the Term, at their sole cost and expense, insurance with financially sound and established reputable insurers of the type and quantity (and with such risk retention) generally maintained by the companies of established repute in the nutritional products line of business, such insurance to include, without limitation, products liability insurance and general liability insurance each, in an amount no less than ten million U.S. dollars (U.S. $10,000,000.00) per occurrence. Customer shall upon request provide ZEVEX with a copy of any documentation relating to any such insurance. Customer shall have ZEVEX named as an additional insured beneficiary, with ZEVEX able to claim thereunder as primary beneficiary and without offset or deduction whatsoever as a result of any insurance obtained by ZEVEX, and shall contain a waiver of subrogation by the respective insurance carrier against ZEVEX`s and its affiliates' insurance carrier, with respect to Customer's obligations under this Agreement.

15.       Limitations on Liability

                  (a) Limitations on ZEVEX's Liability. ZEVEX'S MAXIMUM LIABILITY TO CUSTOMER, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY CUSTOMER UNDER THIS AGREEMENT (OTHER THAN CLAIM(S) FOR INDEMNIFICATION FOR PRODUCT LIABILITY CLAIM(S) BY A THIRD PARTY) SHALL IN NO EVENT EXCEED $1,000,000; PROVIDED, HOWEVER, THAT ZEVEX'S MAXIMUM LIABILITY TO CUSTOMER FOR DAMAGES, IF ANY, RELATING TO CLAIM(S) MADE BY CUSTOMER THAT ARISE OUT OF THE SAME FACTS AND CIRCUMSTANCES, WHETHER SUCH CLAIM(S) ARE MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS, SHALL IN NO EVENT EXCEED $1,000,000. ZEVEX'S MAXIMUM LIABILITY TO CUSTOMER, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY CUSTOMER FOR INDEMNIFICATION FOR A PRODUCT LIABILITY CLAIM BY A THIRD PARTY SHALL IN NO EVENT EXCEED THE AMOUNT OF THE INSURANCE PROCEEDS AVAILABLE TO ZEVEX WITH RESPECT TO SUCH CLAIM, WHETHER SUCH CLAIM IS MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS.

                  (b) Limitations on Customer's Liability CUSTOMER'S MAXIMUM LIABILITY TO ZEVEX, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY ZEVEX UNDER THIS AGREEMENT (OTHER THAN CLAIM(S) FOR INDEMNIFICATION FOR PRODUCT LIABILITY CLAIM(S) BY A THIRD PARTY) SHALL IN NO EVENT EXCEED $1,000,000; PROVIDED, HOWEVER, THAT CUSTOMER'S MAXIMUM LIABILITY TO ZEVEX FOR DAMAGES, IF ANY, RELATING TO CLAIM(S) MADE BY ZEVEX THAT ARISE OUT OF THE SAME FACTS AND CIRCUMSTANCES, WHETHER SUCH CLAIM(S) ARE MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS, SHALL IN NO EVENT EXCEED $1,000,000. CUSTOMER'S MAXIMUM LIABILITY TO ZEVEX, IF ANY, FOR DAMAGES RELATING TO ANY CLAIM(S) MADE BY ZEVEX FOR INDEMNIFICATION FOR A PRODUCT LIABILITY CLAIM BY A THIRD PARTY SHALL IN NO EVENT EXCEED THE AMOUNT OF THE INSURANCE PROCEEDS AVAILABLE TO CUSTOMER WITH RESPECT TO SUCH CLAIM, WHETHER SUCH CLAIM IS MADE UNDER THIS AGREEMENT, AND/OR ANY OF THE RELATED AGREEMENTS.

         (c) Consequential and Other Damages. IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER FOR INCIDENTAL OR CONSEQUENTIAL DAMAGES OF ANY KIND, EVEN IF THE BREACHING PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES IN ADVANCE. The parties intend this limitation in this Section 15(c) to apply to the following events, among other events: (i) any claim for consequential damages suffered by the non-breaching party (as opposed to any third party) arising out of any claim by a third party for either product liability or infringement of intellectual property, (ii) any breach by either party of its representations under this agreement, (iii) any non-performance or mal-performance by either party under this Agreement, or (iv) the termination or expiration of this Agreement by either party. Such incidental or consequential damages shall include, but shall not be limited to, loss of goodwill, loss of prospective profits, loss of revenue, or damages on account of any investment, expenditure, or commitment that is made by either party in reliance upon this Agreement. This limitation in this Section 15(c) is not intended by the parties to prevent Customer, for example, from recovering from ZEVEX, in an indemnification claim made under Section 14(a)(i), the full amount that it has been required to pay to a third party in connection with a product liability claim brought by such third party against Customer, including such incidental or consequential damages as may be allowed by law under that claim by that third party. This limitation in this Section 15(c) is, nevertheless, intended to prevent the non-breaching party from receiving from the breaching party, in an indemnification claim under Section 14(a) or 14(b), incidental or consequential losses or damages that have been incurred by the non-breaching party (as opposed to any third party), such as lost profits, that may arise from or relate to any event under this Agreement.

16.  Designated Representative; Quarterly Meetings

         (a) Designated Representative. Each party shall designate one individual within such party's organization to serve as such party's primary point of contact and representative (the "Designated Representative") in such party's relationship and communications with the other party as contemplated in this Agreement. These Designated Representatives shall also involve other appropriate operational, technical, strategic, and regulatory personnel in such communications.

         (b) Quarterly Meetings. The parties shall hold a face-to-face meeting at a minimum of once each calendar quarter during the Term as necessary to address the various issues that may arise relating to the performance of the parties under this Agreement (the "Quarterly Meetings"). The location of the Quarterly Meetings shall alternate between the ZEVEX Facility or ZEVEX Service Center and a Customer facility in the Territory. The parties shall formulate in advance of each meeting a written agenda of material items that each party proposes should be considered together in the meeting, which agenda may include such items as repair history, complaint data, failure data trends, and corrective action requests review. The parties shall make Commercially Reasonable Efforts to have the Designated Representative present at each Quarterly Meeting, as well as such other individuals as would be appropriate in light of the agenda for the meeting. Each party shall bear all of its own costs and expenses associated with its participation in the Quarterly Meetings. The parties' respective rights to request and receive information hereunder will not be affected or limited by any subject or matter discussed or planned to be discussed at any Quarterly Meeting.

17.      Miscellaneous

         (a) Survival. Any provision of this Agreement which contemplates performance or the existence of rights or obligations after the expiration, non-renewal, or termination of this Agreement shall expressly survive such expiration, non-renewal, or termination of this Agreement and shall be binding upon the party or parties obligated thereby in accordance with the terms of this Agreement, subject to any limitations expressly set forth in this Agreement.

         (b) New Products. By mutual written agreement, the parties may, from time to time, add to this Agreement additional products to be serviced by ZEVEX under the terms and conditions hereof. Pricing and other specific terms for any such additional products shall be mutually agreed upon between the parties.

         (c) Amendment or Waiver. This Agreement cannot be changed orally, and no modification of this Agreement shall be recognized nor have any effect, unless the writing in which it is set forth is signed by Customer and ZEVEX, nor shall any waiver of any of the provisions of this Agreement be effective unless in writing and signed by the party to be charged therewith. The failure of either party to enforce, at any time or for any period of time, the provisions hereof, or the failure of either party to exercise any option herein shall not be construed as a waiver of such provision or option and shall in no way affect that party's right to enforce such provisions or exercise such option. No waiver of any provision hereof shall be deemed a waiver of any succeeding breach of the same or any other provisions of this Agreement.

         (d) Dispute Resolution; Governing Law; Injunctive Relief.

                  (i) Negotiations. The parties agree that they will attempt in good faith to resolve any controversy, claim, dispute, or question between them arising out of or relating to this Agreement, including the construction or application of this Agreement, promptly by negotiations between the parties, beginning with discussions between the Designated Representatives. If a controversy or claim should arise, the Designated Representatives of the parties, as well as other appropriate representatives, will meet at least once and will attempt to resolve the matter. Either of the Designated Representatives may request the other to meet within fourteen (14) days, at a mutually agreed time and place.

                  (ii) Mediation. If the matter has not been resolved within thirty (30) days of this meeting, the controversy or claim shall be submitted to non-binding mediation by a mediator chosen from names of mediators furnished by JAMS or the American Arbitration Association. The mediation shall occur in New York City, New York, U.S.A.

                  (iii) Litigation. In the event that differences concerning matters covered by this Agreement arise that are not resolved by mutual agreement via negotiations or mediation as described above, the parties agree that any action or proceeding arising out of or relating to this Agreement shall be heard and decided by a non-jury bench trial in New York City, New York, U.S.A. Each party hereto irrevocably submits to the jurisdiction of the appropriate state court covering New York City, New York, U.S.A., and each party hereby irrevocably agrees that all claims in respect of any such action or proceeding must be brought and/or defended in such court; provided, however, that matters which are under the exclusive jurisdiction of the Federal courts shall be brought in the Federal District Court covering New York City, New York, U.S.A.

                  (iv) Governing Law. The provisions of this Agreement shall be governed by and construed in accordance with the laws of the State of New York, U.S.A. (excluding any conflict of law rule or principle that would refer to the laws of another jurisdiction and the U.N. Convention on Contracts for the International Sales of Goods). EACH PARTY HERETO HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVES, TO THE FULLEST EXTENT IT MAY LEGALLY AND EFFECTIVELY DO SO, TRIAL BY JURY IN ANY SUIT, ACTION, OR PROCEEDING ARISING HEREUNDER.

                  (v) Injunctive Relief. Each of the parties acknowledge and agree that the other parties will be damaged irreparably if certain provisions of this Agreement (specifically including the obligations of confidentiality set forth in Section 12 herein) are not performed in accordance with their specific terms or otherwise are breached. Accordingly, notwithstanding any other provision in this Agreement the damaged party shall have the right to pursue a claim for injunctive relief, damages and attorneys' fees in any court of competent jurisdiction for the other party's breach of any covenant, agreement or obligation, in addition to any other relief available to them under this Agreement or under applicable law.

                  (vi) Fees. The parties shall equally split the fees of any mediation, but in any arbitration or permissible legal proceedings, the prevailing party shall be entitled to reasonable attorneys' fees, costs and other disbursements in addition to any other relief to which such party may be entitled.

         (e) Counterparts. This Agreement may be executed in multiple counterparts, which taken together shall constitute one instrument and each of which shall be considered an original for all purposes.

         (f) Notices. Any and all notices permitted or required to be given hereunder shall be deemed duly given: (i) upon actual delivery, if delivery is by hand; (ii) upon delivery by overnight express courier (i.e., DHL or FedEx); or (iii) upon facsimile transmission, so long as the original is then sent by overnight express courier. Each such notice shall be sent to the respective party at the address indicated below:

         If to ZEVEX:                       ZEVEX International Inc.
                                            4314 ZEVEX Park Lane
                                            Salt Lake City, Utah, USA 84123
                                            Attn: Chairman and CEO
                                            Fax: (801) 264-1051
                                            with a copy to the CFO
                                            at the same address.

         If to Numico:                      Numico Trading B.V.
                                            Numico Beech Avenue 54-80
                                            1119 PW Schiphol-Rijk
                                            The Netherlands
                                            Attn:  Luc Volatier, V.P. of
                                            Purchasing Worldwide
                                            Fax: 31206586159

         If to Nutricia:                    Nutricia International B.V.
                                            Numico Beech Avenue 54-80
                                            1119 PW Schiphol-Rijk
                                            The Netherlands
                                            Attn: Rob Heutink, V.P.
                                            Manufacturing, and Supply,
                                            Emerging Markets
                                            Fax: 31206586884

or such other address or facsimile number as any of the persons designated above may have specified in a notice or communication duly given to the other designated person as provided herein.

         (g) Binding Effect; Non-Assignability. This Agreement shall be binding upon and enforceable against the parties hereto and their respective successors and permitted assigns. Neither party shall assign or subcontract (except as expressly allowed hereunder) its rights and obligations under this Agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld; provided, however, that either party may assign this Agreement to an Affiliate of such party.

         (h) Relationship of the Parties. The parties are and at all times shall be deemed to be independent contractors and shall be wholly responsible for the goods supplied and services performed under this Agreement. Nothing contained herein shall be construed as creating the relationship of employer/employee or principal/agent. Each party shall assume full responsibility for the actions of its employees as related to the party's obligations under this Agreement. Neither party to this agreement is hereby constituted an agent of the other for any purpose and neither party has the authority to assume or create any obligation, or to make any representation, warranty or guarantee for the other, except as expressly granted or made in this Agreement.

         (i) Force Majeure. Neither party shall be responsible or liable for any default in performance of this Agreement arising directly or indirectly from any cause beyond such party's control, including fire, flood, earthquake, acts of God, war (declared or undeclared), enemy action, embargo, strike, governmental order, proclamation or regulation, accident, explosion, riot, insurrection, or expropriation of the property by government authority (each such event a "Force Majeure Event"). If a Force Majeure Event occurs, the parties will exert Commercially Reasonable Efforts to mitigate the impact of such Force Majeure Event on the business arrangements of the parties set forth in this Agreement and to otherwise carry out the intent and accomplish the objectives of this Agreement.

         (j) Exhibits and Schedules. Any exhibit or schedule attached hereto is made a part hereof and is fully incorporated herein by reference.

         (k) Entire Agreement. This Agreement contains the sole and complete understanding of the parties related to its subject matter, and supersedes all oral or written agreements concerning this subject matter made prior to and after to the date of this Agreement.
         (l) Remedies Not Exclusive. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy will be cumulative and will be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. The election of any one or more remedies will not constitute a waiver of the right to pursue other available remedies.

         (m) Partial Invalidity. If any provision of this Agreement is adjudged to be invalid, illegal, or unenforceable, the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired, and the parties shall use their best efforts to substitute a valid, legal, and enforceable provision which, insofar as practical, implements the purposes of this Agreement.

         (n) Language; Interpretation. The language controlling the construction and interpretation of this Agreement shall be English. Section headings are included solely for convenience and shall not constitute a part hereof. Unless the context otherwise requires, words importing the singular shall be deemed to import the plural and vice versa.

         (o) Third Party Beneficiaries. No person or entity shall be a third-party beneficiary of this Agreement, except that ZEVEX acknowledges and agrees that its obligations under the Services Warranty set forth in Section 10(a) above shall be deemed as commitments to all Affiliates of Customer as third-party beneficiaries.

         (p) Media Relations. Each of Customer and ZEVEX agree that during the Term each will not, and will cause its affiliates not to, disparage each other or release commercially sensitive information about each other in any oral, written, or electronic public statements (including without limitation in any securities filing with the U.S. Securities and Exchange Commission) concerning any matters relating to or arising from this Agreement.

IN WITNESS WHEREOF, the parties enter into this agreement effective as of the Effective Date.


ZEVEX INTERNATIONAL, INC.


By:
   -----------------------------------------------------------

Name:
     ---------------------------------------------------------

Title:
      --------------------------------------------------------


NUTRICIA INTERNATIONAL, B.V.


By:
   -----------------------------------------------------------

Name:
     ---------------------------------------------------------

Title:
      --------------------------------------------------------


NUMICO TRADING B.V.


By:
   -----------------------------------------------------------

Name:
     ---------------------------------------------------------

Title:
      --------------------------------------------------------

                                    Exhibit A

                    SERVICE PRICE AND ADJUSTED SERVICE PRICE

Service Price:

The Service Price for the Nutricia Pumps will be calculated using the following formula:

Operational Costs Ratio = (Projected Operational Costs)/(Projected Service
Volume)

Loaded Material Cost = Material Costs x [***]

Service Price (per Nutricia Pump) = [***]


Example (for illustration purpose only):

Operational Costs= [***]
Service Volume= [***] Nutricia Pumps
Material Costs= [***]

[***]

Adjusted Service Price:

The Adjusted Service Price for the Nutricia Pumps will be calculated using the following formula:

Actual Operational Costs Ratio = (Operational Costs)/(Actual Service Volume)*

Loaded Material Cost = Material Costs x [***]
Adjusted Service Price (per Nutricia Pump) = [***]


*Notwithstanding anything to the contrary herein, if the Actual Service Volume during a particular calendar quarter is equal to or greater than [***] then the Actual Operational Costs Ratio shall not exceed [***] Euros.

Note:

As of the Effective Date, the cost of ZEVEX Part Number [***] that is used in the [***] Flocare Pump will be [***] This amount will be added to the other material costs in the above formula.

                                    Exhibit B

                        THIRD-PARTY SERVICE ORGANIZATIONS

[***]

This is a Non-exhaustive list (not all affiliates are listed, though the major ones are). Some contracts were in negotiation process and thus expiration dates may slightly vary. The final data shall be validated within 30 days after contract signature.

                                    Exhibit C

                               SERVICE PERFORMANCE


Performance will be measured and reported based on the following metrics:

o Lead-time servicing (maximum 10 working days),
o Lead-time transport (in/outgoing), (maximum 2 working days)
o Performed activities (to be reported regularly)
o Materials Used (to be reported regularly)
o Quality control supplied materials (incoming good inspection), (to be reported regularly)
o ZEVEX audits & complaint handling  (to be reported regularly),
o Quality control during / after servicing of the pumps (max QC rejection - rework level 1%)
o Internal audits & reviews (to be reported regularly)
o Number and nature of determinations that ZEVEX-Manufactured Pumps are not covered by a ZEVEX Warranty
o Number and nature of refusals to provide Services
o Recurrence and volume of similar or identical breakdowns requiring repairs
o Quantity of, and intervals between, a Service being performed upon a particular Nutricia Pump and the return of the same Nutricia Pump for the same or different Services.

The above list is not all-inclusive, additional metrics may be added or deleted upon the mutual agreement of the parties.

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


Dated:  November 12, 2004
                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

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


Dated:  November 12, 2004
                                     By   /s/ Phillip L. McStotts
                                       -----------------------------
                                       Phillip L. McStotts, CFO
                                      (Chief Financial Officer)

                                                                  EXHIBIT 32.01

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER,
          AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, David J. McNally, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:


         (i) The accompanying quarterly report on Form 10-Q for the quarter ended September 30, 2004, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         (ii) The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated:  November 12, 2004

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

                                                                  EXHIBIT 32.02

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER,
          AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Phillip L. McStotts, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:


         (i) The accompanying quarterly report on Form 10-Q for the quarter ended September 30, 2004, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         (ii) The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated:  November 12, 2004

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