Form 10-K
period 2004-12-31
ZEVEX INTERNATIONAL INC
filed 2005-03-30
CIK 827056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

         The aggregate market value of the registrant's common stock held by nonaffiliates computed with reference to the closing price as quoted on the NASDAQ Stock Market, as of the last business day of the registrant's most recently completed second quarter, June 30, 2004, was approximately $11,019,123. For the purposes of the foregoing, the registrant assumed that affiliates included only the registrant's directors, executive officers and principal shareholders filing Schedules 13D or 13G with respect to the registrant's common stock.

         The number of shares outstanding of the registrant's common stock as of March 10, 2005 was 3,400,964

         Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant's fiscal year end December 31, 2004 are incorporated by reference into Part III of this report.

TABLE OF CONTENTS


Part I
   Item 1  BUSINESS                                                    --  3
   Item 2  PROPERTIES                                                  -- 12
   Item 3  LEGAL PROCEEDINGS                                           -- 12
   Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         -- 12

Part II
   Item 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS AND ISSUER
             PURCHASES OF EQUITY SECURITIES                            -- 13
   Item 6  SELECTED FINANCIAL DATA                                     -- 13
   Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                   -- 14
   Item7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                           -- 35
   Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 -- 35
   Item 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE                -- 36
   Item 9A CONTROLS AND PROCEDURES                                     -- 36
   Item 9B OTHER INFORMATION                                           -- 36

Part III
   Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -- 36
   Item 11 EXECUTIVE COMPENSATION                                      -- 36
   Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS      -- 36
   Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              -- 36
   Item 14 PRINCIPAL ACCOUNTANT AND SERVICES                           -- 36

Part IV

   Item 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K                                         -- 37
   Item 15(c)  INDEX TO EXHIBITS                                       -- 39

SIGNATURES                                                             -- 38

                                     PART I


ITEM 1.  BUSINESS

OVERVIEW

ZEVEX(R) International, Inc. ("ZEVEX") through our divisions and subsidiary, engages in the business of designing, manufacturing, and distributing medical devices. Our Therapeutics division markets enteral nutrition delivery devices. Our Applied Technology division designs and manufactures advanced medical components and systems for other medical technology companies. Until its sale on December 31, 2003, our Physical Evaluation division marketed industry-leading physical evaluation testing systems.

We develop and manufacture high quality, high value medical products. We effectively integrate, implement, and support solutions throughout product life cycles based upon our core competencies in fluid management and measurement, and surgical ultrasound technologies.

We provide value in a continuum of product solutions, from components and subsystems to complete medical systems of medical devise companies. We manufacture complete systems if a significant portion of the value of the product is derived from our technology.

We focus on product development and manufacturing, and distribute our products through selected medical device marketing companies and distributors. We employ product and territory managers to ensure that our services and sales support are complimentary to the quality of our innovative products. This distribution strategy allows us to leverage our expertise and technology across diverse applications, while remaining focused on our core competencies.

In 2003, we began restructuring our operations to focus on our core market offerings of our ambulatory enteral feeding products (our Therapeutics division) and contract manufacturing services (our Applied Technology division). As part of our efforts to refocus on our core business during 2004, we executed several strategic agreements with Royal Numico N.V., a Netherlands corporation, which is a world leader in the manufacturing and marketing of clinical nutrition products, related equipment and accessories (see Item 7 Management's Disscussion and Analysis of Financial Condition and Results of Operations). We also completed our research and development project leading to the introduction of our next-generation enteral feeding pump, the EnteraLite(R) Infinity(TM) at the American Society of Parenteral and Enteral Nutrition Annual Conference in January 2005. We were also the recipient of a 2004 Medical Design Excellence Award as the primary designer of the LifePort(TM) Kidney Transporter that was created for Organ Recovery Systems.

In 2004, we had consolidated revenue of $23,634,355 and a net loss of $178,977. We had consolidated revenue of $25,869,876 and a net loss of $8,277,542 in 2003, and consolidated revenue of $25,495,733 and net income of $214,303 in 2002. Revenue from the Therapeutics division and from our Applied Technology division constituted 53% and 47%, respectively, of our 2004 consolidated revenue, 48% and 40%, respectively, of our 2003 consolidated revenue and 48% and 38%, respectively, of our 2002 consolidated revenues. We believe the Therapeutics division and the Applied Technology division will continue to grow in the future. The growth from these two divisions offset the decline in revenue from our stationary enteral feeding business in 2004.

During the past three years, we increased our sales and marketing expenses, and increased research and development investment in both our Therapeutics and Applied Technology businesses in order to bring new products to market.

We continued to reduce our debt in 2004, which has decreased by 73%, approximately $13 million since January 2001. During this period we also redefined our operating segments, reduced employee head count by over 30%, implemented lean manufacturing, and focused our Company on our core competencies. Our operations are now based upon common or related technologies, enhancing the development of innovative products, quality and service, and providing efficient sharing of business resources.

Our Therapeutics Division

Through the sale of enteral feeding pumps and related devices, we have established a competitive position in the U.S. enteral nutrition delivery market. The market in which we compete includes feeding pumps and disposable sets that are used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). Enteral feeding is the means of providing liquid nutrition to patients who may have experienced head or neck trauma, or have gastrointestinal disorders, such as short bowel syndrome, Crohn's Disease, bowel pseudo-obstruction and other disorders that prevent normal digestion.

Our Applied Technology Division

We also provide design and manufacturing services in a multi-billion dollar market to worldwide medical device leaders who, in turn, sell our components and systems under private labels or incorporate them into their products. We call this our Applied Technology division. These OEM (Original Equipment Manufacturer) products include ultrasonic sensors and surgical handpieces, optoelectronic components, and electronic instruments. Our operation in Salt Lake City has been certified to world-class medical device quality standards, meeting ISO 9001 and ISO 13485 certification requirements and we employ a quality system developed to meet the U. S. Food and Drug Administration's Good Manufacturing Practices.

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

Financial Information

For information regarding our financial condition and results of operations please see Item 8 of the report entitled "Financial Statements and Supplementary Data" and Notes to Consolidated Financial Statements included in that item. See also the discussion of the financial performance of our segments in Note 13 to the Consolidated Financial Statements.

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

OUR PROPRIETARY PRODUCTS

         Therapeutic Products

Through our Therapeutics division, we sell two major lines of enteral feeding pumps and a variety of related disposable delivery sets and accessories. Enteral feeding is a method of delivering nutrition to patients through the gastrointestinal tract. Many enteral feeding patients require continuous administration of nutritional solutions throughout the day, which requires the patient to carry an enteral feeding pump.

We have successfully applied our engineering and regulatory expertise to the development, commercialization, and marketing of our next generation enteral feeding pump, the EnteraLite(R) Infinity(TM), for patients who require direct gastrointestinal nutritional therapy. We believe that the EnteraLite(R) Infinity(TM) pump is the lightest, most compact, most durable, and most mobile enteral feeding pump in the U.S. market, possessing unprecedented safety and accuracy in enteral nutrition delivery. Like its predecessor the EnteraLite(R), the EnteraLite(R) Infinity(TM), has unique features which include the ability to operate in any orientation, +/-5% accuracy and a 24-hour battery, the life of which is one-third longer than the battery life of its closest competitor. The EnteraLite(R) pump also carries a two-year warranty that is twice the industry average.

The EnteraLite(R) Infinity(TM) builds upon the proven user interface and superior accuracy of the original EnteraLite(R) pump, with an expanded feature set that provides benefits of use in a wide variety of enteral feeding applications. The unique features of the EnteraLite(R) Infinity(TM) are the result of input from patients, clinicians, caregivers and durable medical equipment providers. The accuracy, portability, size, and ruggedness of the EnteraLite(R) Infinity(TM) allow patients to remove the traditional barriers of utilizing an enteral feeding pump. In the U.S. today, the most commonly used enteral feeding pumps are mounted on an I.V. pole and the patient is tethered to the pole throughout the feeding, which can take a number of hours. For patients who need to feed during the day, the I.V. pole limits their ability to be physically active. We believe that the EnteraLite(R) Infinity(TM) may provide access to new customers and applications that were previously beyond our reach.

First introduced in 1996, the EnteraLite(R) gained acceptance in the home health care market due to its superior mobility and state-of-the-art features. We believe that by improving the convenience of nutrition delivery, the EnteraLite(R) and EnteraLite(R) Infinity(TM) can contribute to better clinical outcomes and improved quality of life for enteral patients. The EnteraLite(R) and EnteraLite(R) Infinity(TM) require the use of disposable feeding bags and tubing sets, which are also sold by us. ZEVEX has been awarded thirteen U.S. patents for technology related to the EnteraLite(R) Infinity and EnteraLite(R) and associated disposable sets.

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

OUR APPLIED TECHNOLOGY CONTRACT DESIGN AND MANUFACTURING SERVICES

We provide design and manufacturing services to medical companies who sell our components and systems under private labels or incorporate them into their products. We call this our Applied Technology division. We provide these services for both established and emerging technology companies, such as Cardinal Health, Inc. (formerly Alaris Medical Systems, Inc.,), Advanced Medical Optics, Inc., various divisions of Baxter Healthcare Corporation, Medtronic Corporation, Smith's Industries, Inc., Edwards Lifesciences and Terumo Corporation. We offer our customers over 18 years of specialized engineering and manufacturing expertise.

Industry sources indicate a continued trend by medical device companies to outsource their device manufacturing requirements. Many emerging companies do not have the engineering, manufacturing, or regulatory expertise to quickly and efficiently take a device from conception to commercial use. Even larger, well-established companies, which may have the capital to develop such expertise, may lack the required personnel and time to accumulate such expertise or may want to focus their resources in areas other than manufacturing. In the medical device industry in particular, there are substantial regulatory compliance requirements, in both the United States and overseas, that must be addressed in both designing and manufacturing such devices. By focusing our resources and expertise in the design and manufacturing areas, we believe that we offer customers the ability to outsource engineering and manufacturing needs on a cost-effective basis, often allowing the customer to take a product to market more quickly and efficiently, at a lower cost, and with higher quality than a customer could achieve with its own resources.

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

         Ultrasonic Sensors

We design and manufacture a variety of non-invasive ultrasonic sensors for the detection of air bubbles and the monitoring of liquid levels in critical medical systems. Our air bubble detectors monitor intravenous fluid lines in drug infusion pumps, hemodialysis machines, blood collection systems, and cardiopulmonary bypass systems. Our liquid level detectors utilize ZEVEX's patented dry acoustic coupling technology and are used to monitor critical liquid levels in reservoirs employed in cardiopulmonary bypass systems.

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

         Medical Systems

The highest kind of integration for our contract services involves the design, engineering, and manufacturing of medical systems. During 2004, we provided design and engineering services to Organ Recovery Systems, Inc. and performed a follow-on manufacturing contract to manufacture a hypothermic perfusion transporter for kidneys. We also manufactured several other medical systems including an active air removal system for Medtronic Cardiac Surgery that prevents air bubbles from being reinfused into the patient during open heart surgery, and the Power Medical Interventions, SurgASSIST(TM), which is a computer-mediated technology platform that provides a unique level of intraluminal access, surgical precision, and patient safety, with applications in numerous surgical stapling procedures throughout the alimentary tract.

REVENUE SOURCES

The following table sets forth the source of ZEVEX's total revenue during the last three years, allocated between six product/service categories.

Revenue breakdown by product/service, by percentage

Product                                                                   2004         2003         2002
-------                                                                   ----         ----         ----
Therapeutics                                                             52.8%         48.0%        47.6%
Ultrasonic and Optoelectronic Sensors, Custom IC's                       19.7%         19.8%        16.5%
Ophthalmic Surgical Devices                                              14.2%         11.0%        11.1%
Medical Systems                                                          11.7%         2.3%         3.4%
Design and Engineering                                                    1.6%         7.2%         7.1%
Physical Evaluation*                                                      0.0%         11.7%        14.3%
* On December 31, 2003 we sold our Physical Evaluation business.


CAPABILITIES FOR DESIGN, ENGINEERING AND MANUFACTURING

         Design and Engineering

We have extensive design and engineering capabilities that we use for our own product development, as well as for servicing our contract-manufacturing customers. Our engineers have broad experience in designing, engineering, and testing an array of medical devices and systems, with particular expertise in fluid management and measurement and surgical ultrasound.

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

         Manufacturing

Our proprietary products are generally assembled and tested at our manufacturing facility in Salt Lake City, Utah. Design, engineering, and manufacturing services for other companies are also provided from our Salt Lake City facility. Our disposable products are sub-contracted to specialty manufacturers.

Software inventory management systems are used to manage inventory and control the ordering process for more than 5,000 parts used in ZEVEX's and our customers' products. As the evolution of a device or system reaches production, team members with direct responsibility for purchasing, manufacturing, and quality assurance assume a greater role in the project. The project team develops an assembly process, product testing protocol, and quality assurance procedures to produce high-quality products that satisfy internal and external specifications, as well as the FDA's GMP and ISO 9001/ISO 13485 quality standards.

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

SALES AND MARKETING

         Therapeutics

We have a network of direct territory managers who sell enteral pumps and disposable delivery sets in the United States. These territory managers have been selected for their experience within the markets in which we sell our products, and they sell directly to home health care service providers, hospitals, nursing homes and medical product distributors. The direct territory managers are regionally supported by specialists with clinical credentials (registered dietitians or nurses), who we hire on an independent contractor basis. We employ a North American sales manager to manage and deploy our sales resources effectively in these major markets.

In the United States customers generally purchase EnteraLite(R) and EnteraLite(R) Infinity(TM) ambulatory enteral feeding pumps directly from us. In cases where a lease or rental is preferred, arrangements are most often made through a third party that specializes in medical equipment financing. Customers then purchase disposable sets as needed. Customers typically purchase 20 - 30 disposable sets per month for each pump that is placed in service.

Due to competition, lower-cost stationary pumps generally have been placed at no up-front cost to the user, in return for set "usage" agreements, which typically require minimum purchases of 15 disposable sets per pump per month, once the pumps are placed in service. The cost of the pump is then amortized.

In North America, the distribution of the EnteraLite(R) and EnteraLite(R) Infinity(TM) ambulatory pump, stationary pumps, and delivery sets are serviced by our sales support manager, inside sales specialists, and customer service department, in addition to the outside sales force described above.

Nestle is our distributor for the EnteraLite(R) in Germany where it also distributes its clinical nutrition products. Medicina distributes the EnteraLite(R) in the United Kingdom, and Baxter Healthcare distributes our entire enteral feeding product line in Puerto Rico. During 2004, a version of our stationary pump was manufactured under private label for distribution by another company in Europe.

On July 22, 2004, we executed several strategic agreements with Numico Trading B.V., a Netherlands corporation, ("NTBV"), and Nutricia International B.V., a Netherlands corporation ("Nutricia", and, together with "NTBV", "Numico"). Nutricia and NTBV are wholly-owned subsidiaries of Royal Numico N.V., a Netherlands corporation. Under the terms of these agreements, Numico will become the exclusive distributor of certain enteral feeding pumps manufactured by ZEVEX in over thirty countries, including parts of Africa, Asia, Australia, Europe, The Pacific Rim, and South America.

         Applied Technology Contract Design and Manufacturing Services

We generate new design and manufacturing projects using direct sales personnel who are trained in our engineering expertise and manufacturing capabilities. Project engineers also participate extensively in sales and marketing activities. We promote our design and manufacturing capabilities at industry trade shows, by advertising in leading industry publications, through our website www.zevex.com, and by obtaining referrals from customers and other persons who are familiar with ZEVEX's services.

COMPETITION

         Enteral Nutrition Delivery Products

We have three major competitors in the U.S. market for enteral feeding pumps. Ross Laboratories, a division of Abbott Laboratories, markets the Patrol(R) and Quantum(R) stationary enteral feeding pumps, and the Companion(R) and Embrace(R) ambulatory enteral feeding pumps. Frost & Sullivan marketing research estimates that Ross holds approximately 45% market share for enteral pumps and delivery sets in both ambulatory and non-ambulatory enteral feeding applications. Kendall Healthcare, a division of Tyco, offers the kangaroo(R) PET enteral feeding pump for ambulatory applications, which has limited application because it can be operated only in an upright position. Kendall also markets its new E-pump(R), Control(R) and Entriflush(R) pumps for stationary applications. Frost & Sullivan marketing research estimates that Kendall Healthcare presently holds approximately 24% of the total market for enteral pumps and disposable sets in both ambulatory and non-ambulatory applications. In addition to Ross Laboratories and Kendall Healthcare, a third competitor, Novartis also competes in the U.S. market for stationary enteral nutrition delivery pumps. Frost & Sullivan marketing research estimates that Novartis presently holds approximately 15% of the total U.S. market for enteral pumps and disposable sets in both ambulatory and non-ambulatory applications.

Well-established competitors such as Ross Laboratories, Kendall Healthcare, and Novartis typically bundle products for the greatest advantage in group-purchasing situations. Each of these competitors offers a range of product offerings that exceeds that of ZEVEX. We believe the keys to our ability to compete effectively in the enteral feeding market are the unique features of our product offerings and the benefits to customers who utilize them. We expect to build upon our reputation for innovation that was earned by our EnteraLite(R) ambulatory enteral feeding pump for mobile enteral patients with the EnteraLite(R) Infinity(TM) and believe that it may provide access to new customers and applications that were previously beyond our reach. We expect to develop products that are complementary to our enteral nutrition delivery product line, particularly those having features that can significantly improve a patient's quality of life and can ensure safety and ease of enteral administration.

         Contract Design and Manufacturing Services

The largest competitors for design and manufacturing services include Benchmark Electronics, Nova Biomedical, Plexus, Inc., Sanmina-SCI Corp., and Sparton Electronics Corporation. These contract manufacturers operate in the medical technology industry, and some have substantially greater financial and marketing resources than we do. Competitive factors in medical device design and manufacturing include technology strengths, quality, regulatory compliance, engineering competence, cost of non-recurring engineering, price of the manufactured product, experience, customer service, and the ability to meet design and production schedules. We believe that our unique expertise in fluid management and measurement and surgical ultrasound, will allow us to compete effectively for contracts involving these technologies.

PATENTS AND TRADEMARKS

As of December 31, 2004, we held twenty-three U.S. patents and sixteen international patents on devices developed by us, with thirteen additional U.S. patents and eighteen international patents pending. The loss of certain patents that are key to our proprietary products could have a materially adverse effect on our overall business operations. We also rely on trade secrets and confidentiality agreements to protect the proprietary nature of our technologies.

In addition, we own and have applied for numerous trademarks in the United States and abroad. We believe that our trademarks are well recognized in the various markets for our products. With the exception of the Infinity(TM), EnteraLite(R) and LifeGuard(R) trademarks, which are registered for our enteral feeding products, we believe that the loss of any trademark would not have a material adverse effect on our overall business operations.

RESEARCH AND DEVELOPMENT FOR OUR PROPRIETARY PRODUCTS

Our research and development projects are primarily focused on new proprietary products. As of December 31, 2004, we have nineteen full-time engineers in research and development, and had several other designers and engineers, including independent contractors, contributing to research and development projects. Our research and development staff performs engineering research and development services for both ZEVEX as well as for customers of our Applied Technology division on a fee for service basis. We invested $1,430,692 in 2004, $1,817,581 in 2003, and $1,289,609 in 2002 for internal research and development of new products. In 2004, research and development costs represented approximately 6% of our annual revenue, compared to 7% in 2003 and 5% in 2002. During 2003, approximately $763,000 was related to research and development costs for JTech, which was sold in December 2003.

MAJOR CUSTOMERS

Historically, large portions of our revenue were not attributable to a single customer. However, during 2004, McKesson HBOC, a distributor of products in our Therapeutics division accounted for approximately 11% of revenue. During 2003 and 2002, no single customer accounted for over 10% of revenue. In 2005 and beyond, because of our agreements signed in July 2004 with Numico as the exclusive distributor of certain ZEVEX enteral feeding pumps in over thirty countries, we expect that they will become a major customer. If any customer with whom we do a substantial amount of business were to encounter financial distress, the customer's lateness, unwillingness, or inability to pay its obligations to us could result in a material adverse effect on our results of operations and financial position.

BACKLOG

At December 31, 2004, we had a backlog of approximately $5,364,640 on orders for medical devices to be manufactured for other medical technology companies, as compared to a backlog at December 31, 2003 and 2002, of $4,860,597 and $3,217,300, respectively. We estimate that approximately 90% of this backlog will be shipped before December 31, 2005. As of March 10, 2005, we had a backlog of $6,196,614. For purposes of the above figures, backlog includes product not yet shipped pursuant to purchase orders that have been received by us. This does not include any backlog for our proprietary products, because we generally hold appropriate levels in inventory for sale to customers. Some of the orders included in the backlog may be canceled or modified by customers without significant penalty. In addition, because customers may place orders for delivery at various times throughout the year, and because customers may change delivery schedules or cancel orders, our backlog as of any particular date may not necessarily be a reliable indicator of future revenue.

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

As part of a nationwide investigation into billing practices associated with enteral nutrition delivery products, particularly in regard to billing practices for pumps and disposable delivery sets, on July 2, 2001, the U.S. Office of Inspector General (OIG), served a subpoena on the ZEVEX, Inc. subsidiary. According to published reports, the investigation involved most manufacturers, distributors and health care service providers in the United States enteral pump industry and similar subpoenas were served on many of those parties. The subpoena requested documents relating to our enteral pump customers' marketing and billing practices. We responded to the subpoena. Since October of 2001 we have not been contacted further by the OIG, although we understand the investigation is proceeding and we intend to cooperate with the investigation if contacted again. At this time we are uncertain as to any future impact this investigation will have on our operations or financial position.

EMPLOYEES

As of March 10, 2005, we employed a total of 139 people in the following areas:
79 in Manufacturing, Testing, and Quality Assurance; 18 in Design and Engineering; 19 in Administration; and 23 in Sales and Marketing. We have 131 employees located at our corporate headquarters and manufacturing facility in Salt Lake City, Utah, and 8 employees at various locations throughout the United States.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES

During the 2004 fiscal year, we generated total revenue of $23,634,355, of which $3,168,587 (13%) was considered foreign source revenue. During the 2003 fiscal year, we had total revenue of $25,869,876, of which $4,380,461 (17%) was considered foreign source revenue. During the 2002 fiscal year, we had total revenue of $25,495,733, of which $3,663,730 (14%) was considered foreign source revenue.

During the last three fiscal years, we have had no long-lived assets, long-term relationships with a financial institution, mortgage or other servicing rights, deferred policy acquisition costs, or deferred assets, in any foreign country.

ORGANIZATIONAL STRUCTURE

ZEVEX is a Delaware corporation organized in 1987. It serves primarily as a holding company, conducting business operations through our wholly-owned subsidiary ZEVEX, Inc., a Delaware corporation. Until December 31, 2003 we also conducted business through a wholly-owned subsidiary JTech Medical Industries, Inc., a Utah corporation, which marketed our JTech Physical Evaluation product line.

On December 31, 2003, we completed the sale of the Physical Evaluation business. The transaction was accomplished by sale of all the issued and outstanding capital stock of JTech. The transaction was effected by a Stock Purchase Agreement (the "Stock Purchase Agreement") dated December 31, 2003 by and between us and Mr. Leonard C. Smith, a former employee, officer and director of the ZEVEX. (See Item 7 Management Discussion and Analysis of Financial Conditions and Results of Operations)

ITEM 2.  PROPERTIES

Our executive offices, administrative offices, and manufacturing facility are located in our 51,000 square foot, mixed-use building in Salt Lake City, Utah. This building was constructed in 1997 to our specifications and is subject to an Industrial Development Bond (see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources"). The building is situated on nearly four acres of land a few miles from the downtown area. It allows quick access to two major interstate freeways and to the Salt Lake International Airport. We currently utilize approximately 70% of the building's available space and believe that the building will be adequate to serve our needs through the end of the year 2005. We own approximately 3.47 vacant acres adjacent to our facility.

ITEM 3.  LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ZEVEX's Common Stock is traded on the National Market system of The NASDAQ Stock Market, under the symbol ZVXI. As of March 10, 2005, there were 160 holders of record of ZEVEX's Common Stock (calculated without reference to individual participants in securities position listings). Based on the number of proxy materials requested by brokers and other record holders for distribution to beneficial owners for ZEVEX's 2004 Annual Meeting, we estimate there are roughly 1,550 beneficial owners of ZEVEX Common Stock. ZEVEX has never declared or paid any cash dividends on its Common Stock. ZEVEX currently intends to retain all future earnings to finance future growth and does not anticipate paying any cash dividends in the foreseeable future. We have a negative covenant in our bank line of credit agreement that prevents the payment of any cash dividend without prior approval of the bank.

The following table lists the high and low sales prices for ZEVEX Common Stock for each full quarterly period since January 1, 2003.

                                          2004                                       2003
                        ------------------------------------------ ------------------------------------------
                        --------------------- -------------------- --------------------- --------------------
                                High                  Low                  High                  Low
                        --------------------- -------------------- --------------------- --------------------
                        --------------------- -------------------- --------------------- --------------------
1st Quarter                     4.12                 2.85                  2.75                 1.82
2nd Quarter                     4.14                 2.55                  3.25                 2.13
3 rd Quarter                    6.38                 3.11                  4.75                 2.86
4th Quarter                     6.50                 3.14                  4.25                 3.42

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA - FIVE-YEAR REVIEW

The following selected statement of operations data for the years ended December 31, 2004, 2003, and 2002, and the balance sheet data as of December 31, 2004 and 2003, are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and notes thereto. The selected statement of operations data for the years ended December 31, 2001 and 2000, and the balance sheet data as of December 31, 2002, 2001, and 2000, are derived from the audited consolidated financial statements of ZEVEX, which are not included herein, and are qualified by reference to such financial statements and the notes thereto. The selected consolidated financial data set forth below is also qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report.


                                                         Fiscal Year Ended December 31

                                                  2004         2003         2002        2001         2000
Statement of Operations Data
Revenues                                       $23,634,355  $25,869,876  $25,495,733 $29,882,075  $30,778,627
Gross profit                                     8,456,978    8,323,795  11,119,989   12,052,298  10,848,772
Selling, general and administrative expenses     7,142,513    8,316,822   9,124,197   10,100,735   8,405,833
Research and development expenses                1,430,692    1,817,581   1,289,609      932,731     852,273
Asset and goodwill impairment                           --    1,566,967          --           --          --
Operating (loss) income                          (116,227)  (3,377,575)     706,183    1,018,832   1,590,666
Loss on sale of business                                --  (4,692,445)          --           --          --
Impairment loss on marketable securities                --           --          --    (917,628)          --
Other expenses                                      93,972      276,234     486,664      688,414     196,828
(Benefit) provision for  income taxes             (31,222)     (68,712)       5,216     (99,507)     669,698
Net (loss) income                                (178,977)  (8,277,542)     214,303    (487,703)     724,140
Net (loss) income per share basic                    (.05)       (2.43)         .06        (.14)         .21
Weighted average shares outstanding              3,400,964    3,400,964   3,414,846    3,431,639   3,425,254
Net (loss) income per share diluted                  (.05)       (2.43)         .06        (.14)         .19
Weighted average shares outstanding,
   assuming dilution                             3,400,964    3,400,964   3,418,278    3,431,639   3,748,032

                                                  2004         2003         2002        2001         2000
Balance Sheet Data
Total assets                                   $17,400,982  $19,732,085  $28,798,236 $33,639,146  $38,687,962
Total current liabilities                        2,711,603    4,688,891   5,679,446    5,918,660   9,967,768
Long-term debt (less current portion)            1,966,362    2,119,608   1,662,536    6,411,351   7,511,022
Stockholders' equity                            12,723,017   12,923,586  21,198,061   21,032,401  21,057,505


Please refer to Item 7 of this report for a discussion of the main factors causing the substantial changes in certain of the items set forth above, particularly when comparing the year 2004 to earlier periods. Also refer to Item 7 of this report for a discussion of Factors that May Affect Future Results, which describe material uncertainties that might cause the items set forth above to not be indicative of our future financial condition or results of operations.

During 2003 the Company changed how certain expenses including research and development, general and administrative, and selling and marketing costs were classified. Certain prior year amounts for 2000 have not been reclassified to conform to the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through our divisions and subsidiaries, we engage in the business of designing, manufacturing, and distributing medical devices. Our Therapeutics division markets enteral nutrition delivery devices. Our Applied Technology division designs and manufactures advanced medical components and systems for other medical technology companies. Until its sale on December 31, 2003, our Physical Evaluation division manufactured and marketed industry-leading physical evaluation testing systems. Please refer to Note 13 of the Audited Consolidated Financial Statements for discussion of our business segments.

Our Therapeutics division products include ambulatory enteral feeding pumps and related disposable sets for mobile patients, as well as stationary enteral feeding pumps and disposable sets. We entered the home health care segment of the enteral nutrition delivery market in 1996 with the introduction of the EnteraLite(R) ambulatory enteral feeding pump, which continues to gain acceptance due to its superior mobility and state-of-the-art features. We believe that by improving the convenience of nutrition delivery, first with the EnteraLite(R) and now with the EnteraLite(R) Infinity(TM) we can contribute to better clinical outcomes and improved quality of life for enteral patients. Domestic sales of our EnteraLite(R) product line grew by approximately 8% in 2004 and 8% in 2003. Combining our international EnteraLite(R) and EnteraLite(R) Infinity(TM) revenue with domestic revenue, the total ambulatory product line growth was 8% in 2004 and 20% in 2003.

At the time of the 1998 acquisition of the Nutrition Medical line of stationary enteral feeding pumps and the 2000 acquisition of the Nestle USA, Inc. enteral nutrition delivery business, we intended to aggressively expand into the long-term care market for enteral feeding delivery products. As a result of continued downward competitive pricing pressure in this market segment, our revenue in the stationary enteral feeding pump business decreased by approximately 18% in 2004.

Since 1987, we have been a specialized contract manufacturer providing design and manufacturing services to medical companies who sell our components and systems under private label, primarily incorporating our core technologies of fluid management and measurement and surgical ultrasound. This business is conducted through our Applied Technology division. Applied Technology division revenue increased 7% during 2004, compared with growth of 8% in 2003.

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

The sale of our Physical Evaluation business was accomplished by the sale of all the issued and outstanding capital stock of JTech Medical Industries, Inc. our wholly-owned operating subsidiary. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003 by and between us and Mr. Leonard C. Smith, a former employee, officer and director of ZEVEX. Please refer to Note 2 in the Audited Consolidated Financial Statements for discussion of the sale.

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

Year Ended December 31 Statement of Operations Data -- Percentage of Revenue


                                             2004          2003          2002          2001           2000
                                       ------------- ------------- ------------- ------------- -------------
Revenue                                        100%          100%          100%          100%           100%
Gross profit                                    36%           32%           44%           40%            35%
Selling, general and administrative
  expenses                                      30%           32%           36%           34%            27%
Research and development expenses                6%            7%            5%            3%             3%
Asset and goodwill impairment                   --%            6%           --%           --%            --%
Operating income (loss)                         --%         (13)%            3%            3%             5%
Loss on sale of business                        --%         (18)%           --%           --%            --%
Impairment loss on securities                   --%           --%           --%          (3)%            --%
Other income/(expense)                          --%          (1)%          (2)%          (2)%            --%
Income (loss) before income taxes              (1)%         (32)%            1%          (2)%             5%
(Benefit) Provision for income taxes            --%           --%           --%           --%             2%
Net (loss) income                              (1)%         (32)%            1%          (2)%             3%


Fiscal Year 2004 Compared to Fiscal Year 2003

Revenue for the Applied Technology and Therapeutics divisions increased by approximately 3% during 2004, compared to 2003. Revenue for these two divisions was $23,634,355 during 2004, compared to $22,853,887 for 2003. This comparison does not include revenue from the Physical Evaluation division, which was sold on December 31, 2003. Revenue in 2003 from the Physical Evaluation division was $3,015,989.

The increase in revenue over last year, excluding the Physical Evaluation business, is largely due to a 7% increase in the Applied Technology division revenue. Specifically, surgical handpiece and sensor revenue held steady during the year, and medical systems revenue increased by approximately $2,200,000 for 2004. These increases more than offset lower engineering revenue, as certain programs have now moved from engineering to manufacturing. Our Therapeutic division revenue increased 1% during 2004, compared to 2003. Specifically, the EnteraLite(R) portable feeding pump and disposable set revenue in this division increased 8%. Also, our international Therapeutics revenue increased approximately 5% during the year. This growth more than offset an 18% decrease in stationary disposable set revenue for the year primarily related to the continued downward competitive pricing.

Applied Technology contract manufactured products generated 47% of total revenue during 2004, and sales of our proprietary Therapeutics products generated 53% of revenue during the year. Excluding revenue from the Physical Evaluation business which has been sold, Applied Technology revenue was 46% of total revenue for 2003 and our proprietary Therapeutics products generated 54% of revenue. If sales from the Physical Evaluation division were included in this comparison, proprietary product revenue would have been 60% of total revenue and Applied Technology revenue would have been 40% of total revenue in 2003. During 2004, one customer accounted for revenue in excess of 10% and in 2003, no single customer accounted for over 10% of our revenue.

Our gross profit as a percentage of revenue was approximately 36% for 2004, compared to 32% for 2003. We attribute the changes in gross profit percentage from 2004 to 2003 to expenses that were recorded in 2003 that were non-recurring in 2004, such as the write-off of discontinued products and non-recurring manufacturing engineering costs associated with establishing new production lines. Please refer to Note 12 of the Audited Consolidated Financial Statements for discussion of our business segments including gross profit and the Company's definition of contribution margin.

Depreciation and amortization expenses decreased to $857,731 in 2004 from $1,582,120 in 2003 (excluding impairment). We recorded an impairment charge of $1,566,967 in 2003. See Note 1 to the Audited Consolidated Financial Statements under Goodwill, and Impairment of Long-Lived Assets for more information on the effect of the impairment. The decrease is primarily due to the impairment loss recorded on assets in 2003, resulting in a subsequent decline in depreciation expense.

Selling, general and administrative expenses decreased during 2004 to $7,142,513, 30% of revenue, as compared to $8,316,822 for 2003, 32% of revenue.
The decrease is primarily related to the reduction in personnel from the sale of the Physical Evaluation business, although the decrease was partially offset in the second and third quarters of 2004 by non-recurring legal expenses incurred in the amount of approximately $340,000, for the negotiations and drafting of the strategic distribution, manufacturing, and services agreements with Royal Numico N.V.

We combine the resources of our full-time engineers with several independent contractors, to perform research and development projects. We invested $1,430,692 in the research and development of new products during 2004, compared to $1,817,581, which included approximately $763,000 from the Physical Evaluation division in 2003. The decrease in research and development costs is primarily due to the elimination of product developments costs related to the Physical Evaluation division sold in 2003. We are continuing our efforts to develop and introduce new proprietary products and recently introduced of our next-generation enteral feeding pump, the EnteraLite(R) Infinity(TM) at the American Society of Parenteral and Enteral Nutrition Annual Conference in January 2005. Additionally, we are investing in proprietary component technologies for our contract manufacturing business. We expect research and development costs to be approximately 6% of revenue during 2005.

The Company had an operating loss of $116,227, 0.5% of revenue in 2004, compared to an operating loss of $3,377,575, 13% of revenue in 2003. The change in operating loss is due to the factors described above, including a higher gross profit percentage, lower general and administrative costs, and the asset and goodwill impairment in 2003. The Company had a net loss of $178,977, 1% of revenue in 2004, compared to a net loss of $8,277,542, 32% of revenue in 2003. The decrease in the net loss during 2004, as compared to 2003, is due to the factors noted above, as well as a decrease in interest expense, as the Company has reduced its debt during the past year, the reduction in research and development costs, the recognition of certain deferred tax assets (see below), and the loss on the sale of the Physical Evaluation business in the amount of $4,692,445 in 2003.

We had an income tax benefit of $31,222 in 2004, compared to an income tax benefit of $68,712 for 2003. The majority of the income tax benefit in 2004 is a result of an income tax refund that was originally provided for as part of the deferred tax asset valuation allowance. For 2004, our effective tax rate differed from the statutory rate largely as a result of an increase in our valuation allowance (see below), and research and development tax credits. For 2003, our effective tax rate differed from the statutory rate largely as a result of an increase in our valuation allowance (see below), research and development tax credits, and permanent asset basis differences.

At December 31, 2004 and December 31, 2003, we had net current deferred tax assets of $0. Realization of our deferred tax assets is dependent on our ability to generate taxable income in the year the assets are realized. Under FAS 109 Accounting for Income Taxes, guidance has been issued relating to cumulative losses in recent years. Under this guidance, when there is a cumulative pretax loss for financial reporting for the current and two preceding years and a company does not have objective planning strategies designed to realize its deferred tax assets, generally no deferred tax asset should be recognized. In following this guidance management established a full valuation allowance for all deferred tax assets in 2003.

At December 31, 2004, we had a backlog of approximately $5,364,640 on orders for medical devices to be manufactured for other medical technology companies, as compared to a backlog at December 31, 2003 of $4,860,597. We estimate that approximately 90% of the backlog will be shipped before December 31, 2005. Our backlog is for contract manufacturing only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by our customers. During the past year, several of our Applied Technology customers have adopted lean manufacturing philosophies, which results in the elimination of large, advance-notice purchase orders and replacement with just-in-time, frequent kanban deliveries. While more efficient for the supply chain, this can greatly reduce our backlog figures.

On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished through the sale of all the issued and outstanding capital stock of JTech previously a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003 by and between the Company and Mr. Leonard C. Smith, a former employee, officer and director of the Company, for a purchase price of $1.2 million which was recorded as an "other receivable" at December 31, 2003. Cash of $1,164,500 was received in 2004 and $35,500 was received in February 2005 when the Company satisfied certain obligations to JTech as set forth in the Stock Purchase Agreement. Such obligations include the requirement to deliver inventory, upon completion of production, and certain other equipment. Deferred revenue of $324,000 was recorded related to these obligations, all of which was realized in 2004. The Company may also receive additional payments from the purchaser based upon specifically identified JTech product sales in 2004 and 2005. A loss on the sale of this business in the amount of $4,692,445 was recorded and is shown separately on the 2003 consolidated statement of operations. Such loss consists of the write-off of goodwill and other intangibles as discussed in Note 1 to the Audited Consolidated Financial Statements as well as the write-off of certain other JTech related assets totaling approximately $242,000 and the accrual of legal costs associated with this transaction.

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

Fiscal Year 2003 Compared to Fiscal Year 2002

During the fourth quarter of 2003, we evaluated our business opportunities and modified our strategies to focus on our core market offerings of ambulatory enteral feeding and contract manufacturing services. In conjunction with this refocus of our business, on December 31, 2003, we completed the sale of JTech, our Physical Evaluation business. At the time of the sale, goodwill associated with JTech was stated at a net value of $5,199,419 on our balance sheet. Upon completion of the sale, the goodwill and the related accumulated amortization were removed from the balance sheet and the resulting loss is included in the 2003 consolidated statement of operations within the "Loss on sale of business."

Also in conjunction with this refocus, we re-evaluated our reporting units as defined by SFAS No. 142 and determined that the Therapeutics reporting unit, which had consisted of both our stationary and ambulatory enteral product lines, should be disaggregated such that the two product lines became separate reporting units because of the different market and sales practices of the stationary and ambulatory enteral product line and the change in focus. Therefore, in the fourth quarter of 2003, due to declining sales and cash flows relating to the stationary enteral product line, we determined that indicators of impairment existed related to this reporting unit. Upon completion of impairment testing we determined that the fair value of the stationary enteral reporting unit was less than the carrying value including goodwill. A goodwill impairment loss was recognized in 2003 for this reporting unit in the amount of $841,352. This loss is included in "Asset and goodwill impairment" on the 2003 consolidated statement of operations.

As noted above, we modified our future business strategies in the fourth quarter of 2003. In conjunction with our business refocus, we also evaluated our long-lived assets to determine if indicators of impairment existed. Based upon our assessment of projected future cash flows related to our stationary enteral product line, we determined that impairment of the fixed asset value for our stationary enteral pumps existed. We recorded an impairment charge of $725,615, as reflected in the 2003 consolidated statement of operations within "Asset and goodwill impairment."

Revenue was $25,869,876 for the year ended December 31, 2003, compared to $25,495,733 for December 31, 2002, a 1% increase. The increase in revenue over 2002 was largely due to an 8% increase in domestic sales of EnteraLite(R) ambulatory enteral nutrition delivery pump and disposable set products and an increase of approximately $950,000 in international sales of our enteral pumps, within our Therapeutics division. In addition, in our Applied Technology division revenue from manufactured products and engineering services increased over 7%. This revenue growth was partially offset by a 26% decline in orders for stationary enteral nutrition delivery pump disposable sets and weaker demand for Physical Evaluation products (discontinued in December 2003) that resulted in a decline in sales of approximately 17%.

The percentage of revenue generated from our proprietary products decreased when compared to revenue from contract manufacturing. In 2003, 60% of our revenue was derived from proprietary products marketed by us, in comparison to 62% in 2002. Sales of our Therapeutics products accounted for approximately 48% of total revenue for the year ended December 31, 2003, which is consistent with 2002. Sales from our Physical Evaluation product line accounted for approximately 12% of total revenue for the year ended December 31, 2003, compared to 14% for the year ended December 31, 2002. Forty percent of our revenue during 2003 was derived from products manufactured for and sold to our contract manufacturing customers, compared to 38% in 2002. The shift in revenue sources from our proprietary products to contract manufacturing customers in 2003 was primarily related to the decrease in stationary pump disposable revenue and the Physical Evaluation products revenue. During 2003 and 2002, no single customer accounted for over 10% of our revenue.

Our gross profit as a percentage of sales was 32% in 2003, compared to 44% in 2002. We attributed the decrease in gross profit percentage from 2002 to 2003 to the write-off of discontinued products and miscellaneous obsolete inventory in our Therapeutics division, downward pricing pressure related to some of our Therapeutics products, non-recurring manufacturing engineering costs associated with establishing new production lines in our Applied Technology division, and the product mix delivered from our Applied Technology division during each year.

Selling, general, and administrative expenses decreased during 2003 to $8,316,822, 32% of sales, as compared to $9,124,197, 36% of sales in 2002.
Although we reduced certain general and administrative costs, we continued to invest in building our domestic sales forces for the Physical Evaluation and Therapeutics divisions. Overall, sales and marketing expenses increased to $4,547,178, for 2003, from $3,996,993 in 2002.

We combined the resources of our full-time engineers with several independent contractors, to perform research and development projects. We invested $1,817,581 in 2003 and $1,289,609 in 2002 for research and development of new products. In 2003, research and development costs represented approximately 7% of our annual revenue, compared to 5% in 2002.

Depreciation and amortization expenses decreased to $1,582,120 in 2003 (excluding impairment) from $1,618,682 in 2002. As discussed above, we recorded an impairment charge of $1,566,967 in 2003. See Note 1 of the Audited Consolidated Financial Statements under Goodwill, and Impairment of Long-Lived Assets for more information on the effect of the impairment.

Goodwill held by us represented the excess of the purchase price over the fair value of the tangible and other specifically identified intangible assets obtained in acquisitions by ZEVEX. The current value of goodwill included in the financial statements was $4,048,264 as of December 31, 2003.

We had an income tax benefit of $68,712 in 2003 compared to income tax expense of $5,216 in 2002. The change from 2002 to 2003 was primarily due to the loss before income taxes as described below. For 2003, our effective tax rate differed from the statutory rate largely as a result of an increase in our valuation allowance (see below), research and development tax credits, and permanent asset basis differences. For 2002, our effective tax rate differed from the statutory rate largely as a result of a reduction in our valuation allowance (see below), research and development tax credits, and charitable contribution deductions.

At December 31, 2003, we had net current deferred tax assets of $0. Realization of our gross deferred tax assets was dependent on our ability to generate taxable income in the year the assets are realized. Under FAS 109 Accounting for Income Taxes, guidance has been issued relating to cumulative losses in recent years. Under this guidance, when there is a cumulative pretax loss for financial reporting for the current and two preceding years and a company does not have objective planning strategies designed to realize its deferred tax assets, no deferred tax asset should be recognized. In following this guidance management has established a full valuation allowance for all deferred tax assets. ZEVEX, through the sale of the Physical Evaluation business in 2003, generated a pre-tax capital loss carryover of approximately $5,090,000 for federal and $4,693,000 for state purposes. In addition, in 2003, we had a pre-tax net operating loss carryforward in the amount of $1,609,000. Other net deferred tax assets at December 31, 2003 before the valuation allowance totaled $762,000.

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

Cash flows provided from operating activities for 2004 were $1,009,418, compared to $2,309,913 for 2003. In 2004, cash provided by operating activities was primarily associated with our improved collection procedures, an increase in accounts payable, and the collection of an income tax receivable, partially offset by a decrease in deferred revenue and an increase in inventory. In 2003, cash provided by operating activities was primarily associated with our reduction in inventories as we continued to stream-line our purchasing and manufacturing processes and our improved collection procedures, offset by decreases in accounts payable.

Our working capital at December 31, 2004 was $5,959,929, compared to $5,865,388 at December 31, 2003. The portion of working capital represented by cash at such dates was $212,859 and $668,089 respectively. The ratio of current assets to current liabilities increased to 3.20 at December 31, 2004, from 2.25 at December 31, 2003.

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

We have a $3,000,000 open line of credit arrangement with a financial institution. The line of credit matures on May 29, 2005, is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate, 5.25% at December 31, 2004 and 4.0% at December 31, 2003. We owed $0 on the line of credit at December 31, 2004 and $1,810,970 at December 31, 2003. We expect to renew the line of credit before its expiration.

On March 15, 2001, we entered into a Secured Financing Agreement with a bank for the amount of $1,500,000. The agreement was secured by our existing base of enteral feeding pumps, which were purchased from Nestle USA and are now manufactured and maintained by us. The proceeds from this agreement were used to reduce our line of credit balance. This agreement had a 36-month term, was due on February 15, 2004, and bore interest at a rate of 8.24%. We paid off the financing agreement in March 2003, primarily using proceeds from our line of credit in the amount of $589,998.

On April 18, 2001, we entered into a Term Loan Agreement with a bank for the amount of $1,000,000. This agreement is secured by our manufacturing facility. The proceeds from the Term Loan Agreement were used to reduce the balance on our line of credit. The agreement was originally due on May 15, 2003. The Term Loan Agreement which was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term at an interest rate of 5.4%. We owed $819,608 on the Term Loan Agreement at December 31, 2004.

On October 30, 1996, the Company completed a transaction defined as "Murray City, Utah, Adjustable Rate Industrial Development Revenue Bonds, Series 1997 (ZEVEX, Inc. Project)" in the amount of $2,000,000. The bonds are secured by an irrevocable Letter of Credit issued by a bank, which is subject to expiration no later than May 30, 2008. The bonds bear interest at an adjustable rate based on the weekly tax-exempt floater rate, as determined by the remarketing agent. During 2004, the interest paid monthly ranged from 1.06% to 2.00% (APR), with and average rate for 2004 of 1.32%. The bonds mature on October 1, 2016. Principal reductions occur in the amount of $100,000 per year. The outstanding balance was $1,300,000 at December 31, 2004, of which $100,000 is classified as current.

The following is a summary of the Company's debt and other long-term obligations:

                                                      Payment due by period
                                                 More than   More than   More than   More than
    Contractual                     Less than     1- year     2- year     3- year     4- year     More than
    Obligation          Total        1 -year                                                       5- year
-------------------- ------------- ------------- ----------- ----------- ----------- ----------- -------------
Industrial
 Development
  Bond                 $1,300,000      $100,000    $100,000    $100,000    $100,000    $100,000      $800,000
Other
  Long-term debt          819,608        53,246      56,219      59,358     650,785           -             -
                     ------------- ------------- ----------- ----------- ----------- ----------- -------------
                     ------------- ------------- ----------- ----------- ----------- ----------- -------------
Total                  $2,119,608      $153,246    $156,219    $159,358    $750,785    $100,000      $800,000
                     ============= ============= =========== =========== =========== =========== =============

Purchases of leasehold improvements to our facilities, tooling and new engineering, production and testing equipment totaled $379,886 for 2004, compared to $610,685 for 2003 and $399,565 in 2002. We expect to spend approximately $1,000,000 during 2005 for additional manufacturing equipment and software, for normal replacement of aging equipment, manufacturing tooling related to our proprietary products, and improvements to our manufacturing area.

Our expected principal liquidity requirements are working capital, investments in capital expenditures, and debt reduction. We believe our sources of liquidity are sufficient for operations during the coming twelve months. These sources include our projected cash from operations and, if necessary, draws from our existing revolving line of credit.

Off-Balance Sheet Items

We have no off-balance sheet items.

Other

As part of a nationwide investigation into billing practices associated with enteral nutrition delivery products, particularly in regard to billing practices for pumps and disposable delivery sets, on July 2, 2001, the U.S. Office of Inspector General (OIG), served a subpoena on the ZEVEX, Inc. subsidiary. According to published reports, the investigation involved most manufacturers, distributors and health care service providers in the United States enteral pump industry and similar subpoenas were served on many of those parties. The subpoena requested documents relating to our enteral pump customers' marketing and billing practices. We responded to the subpoena. Since October of 2001 we have not been contacted further by the OIG, although we understand the investigation is proceeding and we intend to cooperate with the investigation when contacted again. At this time we are uncertain as to any future impact this investigation will have on our operations or financial position.

Inflation and Changing Prices

We have not been, and in the near term are not expected to be, materially affected by inflation or changing prices.

Critical Accounting Policies and Estimates

In response to the SEC's Release numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Our significant accounting policies are included in Note 1 to the Audited Consolidated Financial Statements.

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

Allowance for Doubtful Accounts and Sales Returns

As a general policy, collateral is not required for accounts receivable; however, we periodically monitor the need for an allowance for doubtful accounts based upon expected collections of accounts receivable, historical bad debt rates, and specific identification of uncollectible accounts. Based on these factors, we record an allowance to provide for accounts that we believe may not be ultimately collectable. Additionally, customers' financial condition and credit worthiness are regularly evaluated. Historically losses on collections have not been material. We also record a provision for estimated sales returns and allowances on products we have sold. These estimates are based on historical sales returns and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated or understated. As of December 31, 2004 and 2003, we have recorded allowances for doubtful accounts and sales returns of $192,000 and $185,000, approximately 5.1% and 4.6% respectively of gross accounts receivable.

Product and Inventory Obsolescence

Rapid change and technological innovation characterize the marketplace for medical products. As a result, we and our customers are subject to the risk of product and inventory obsolescence, whether from prolonged development, government approval cycles, or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen. Accordingly, we write down inventory that we believe is excess or obsolete. Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. As of December 31, 2004 and 2003, we have recorded an excess and obsolete reserve of $270,000 and $254,000, which is approximately 5.6% and 5.8%, respectively of gross inventories.

Warranty

We record a provision for estimated warranty reserve on products we have sold. These estimates are based on historical warranty expenses and other known factors. If the historical data we use to calculate these estimates does not properly reflect future warranty expenses, expenses could be understated or overstated. We have recorded a warranty expense allowance in the amount of $155,000 as of December 31, 2004.

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

Effective in 2002, goodwill is no longer amortized but is subject to an annual (or, under certain circumstances, more frequent) impairment test, based on its estimated fair value. Other intangible assets will generally continue to be amortized over their useful lives and also will be subject to an impairment test based on estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future.

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

In accordance with SFAS No. 142 goodwill and indefinite-lived intangible assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach, rather than the undiscounted cash flows approach previously required. We are annually required to complete Step 1 (determining and comparing the fair value of our reporting units to their carrying values, as of December 31, 2004, we had one reporting unit with goodwill) of the impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value, involves the calculation of the implied fair value of goodwill. We completed Step 1 of the impairment assessment for the reporting unit with goodwill at its annual impairment testing date in 2004. Based upon our valuation procedures, we determined that the fair value of the reporting unit exceeded its carrying value. As such, we were not required to complete Step 2 of the impairment test and no impairment loss was recognized.

Prior to the fourth quarter of 2003, we had three reporting units with goodwill. During the fourth quarter 2003, we evaluated our business opportunities and modified our strategies to focus on our core market offerings of ambulatory enteral feeding products and contract manufacturing services. In conjunction with this refocus, we re-evaluated our reporting units and determined that the Therapeutics reporting unit, which had consisted of both our stationary and ambulatory enteral product lines, should be disaggregated such that the two product lines became separate reporting units because of the different market and sales practices of the stationary and ambulatory enteral product line. In the fourth quarter of 2003, due to declining revenue and cash flows relating to the stationary enteral product line, we determined that indicators of impairment existed related to this reporting unit and again completed Step 1 of the impairment test. Upon completion of Step 1, we determined that the fair value of the stationary enteral reporting unit was less than the carrying value including goodwill. We completed Step 2 of the impairment assessment and a goodwill impairment loss has been recognized in 2003 for this reporting unit in the amount of $841,352. This loss is included in "Asset and goodwill impairment" on the consolidated statement of operations.

Due to the significant changes to our overall business strategies, we also performed an analysis in the fourth quarter of 2003 to determine if any indicators of impairment existed related to the Applied Technology reporting unit. We determined that our impairment test performed as part of our annual impairment analysis continued to be appropriate and no impairment loss was required.

In the fourth quarter of 2003 we also evaluated our long-lived assets to determine if indicators of impairment existed. Based upon our assessment of cash flows related to our stationary enteral product line, we determined that impairment of the fixed asset value for our stationary enteral pumps existed. We recorded an impairment charge of $725,615, as reflected in the 2003 consolidated statement of operations within "Asset and goodwill impairment."

Net intangible assets and goodwill amounted to approximately $4.4 million as of December 31, 2004. Net fixed assets amounted to approximately $4.3 million as of December 31, 2004.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore our deferred tax asset may not be ultimately realized. As of December 31, 2004 a full valuation has been recorded for all deferred tax assets.

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

Statement 123(R) must be adopted no later than July 1, 2005 and we expect to adopt Statement 123(R) on that date. Statement 123(R) permits public companies to adopt its requirements using one of two methods, the "modified prospective' or the "modified retrospective." Management has not yet determined which method it will use. As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

Quarterly Financial Data

The following table sets forth a summary of our quarterly income statement data for the fiscal years ended December 31, 2004 and 2003.

Summary of Quarterly Data
                 12/04       9/04        6/04        3/04       12/03        9/03        6/03        3/03
               ----------- ---------- ----------- ----------- ----------- ----------- ----------- -----------
               ----------- ---------- ----------- ----------- ----------- ----------- ----------- -----------
Revenue        $           $5,339,406 $6,223,997  $6,208,704  $           $6,125,757  $6,829,793  $6,648,184
               5,862,248                                      6,266,142
Gross profit    1,878,338  1,821,588   2,430,756   2,326,296     912,463   1,939,764   2,691,617   2,779,951
Impairment
loss                   --         --          --          --   1,566,967          --          --          --
Loss on sale
of business            --         --          --          --   4,692,445          --          --          --
Net (loss)
income          (285,929)  (294,721)     192,892     208,781  (8,019,543)  (407,328)    (28,107)     177,436
EPS basic           (.08)      (.09)         .06         .06      (2.36)       (.12)       (.01)         .05
EPS diluted         (.08)      (.09)         .06         .06      (2.36)       (.12)       (.01)         .05


FACTORS THAT MAY AFFECT FUTURE RESULTS
(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

The disclosure and analysis set forth in this 2004 Form 10-K contain certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and future financial results. From time to time, we also provide forward-looking statements in other publicly-released materials, both written and oral. These statements are statements that do not relate strictly to historical or current facts. When used in this report or our other publicly-released materials, the words such as "plans," "expects," "will," "estimates," "believes," "projects," "anticipates" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In all cases, a broad variety of risks and uncertainties, known and unknown, as well as inaccurate assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, while such statements represent our current views, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

         Regulatory Compliance for Manufacturing Facilities

We expend significant time, resources, and effort in the areas of training, production, and quality assurance to maintain compliance with applicable regulatory requirements. There can be no assurance, however, that ZEVEX's manufacturing operations will be found to comply with GMP regulations, ISO standards, or other applicable legal requirements or that we will not be required to incur substantial costs to maintain our compliance with existing or future manufacturing regulations, standards, or other requirements. Our failure to comply with GMP regulations or other applicable legal requirements can lead to warning letters, seizure of non-compliant products, injunctive actions brought by the U.S. government, and potential civil or criminal liability on the part of ZEVEX and officers and employees who are responsible for the activities that lead to any violation. In addition, the continued sale of any instruments manufactured by us may be halted or otherwise restricted.

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

         Competitive Environment

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

         Emerging Technology Companies

A number of our customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staff and facilities, and substantially greater experience in developing new products, obtaining regulatory approvals, and manufacturing and marketing medical products. Approximately four customers, representing 8% of our revenues in fiscal year 2004, were, in our opinion, emerging medical technology companies. These customers may not be successful in launching and marketing their products, or may not respond to pricing, marketing, or other competitive pressures or the rapid technological innovation demanded by the marketplace. As a result, these customers may experience a significant drop in product revenues, which may hamper their ability to continue as our customer or even pay for services and products that we have already delivered.

         Customer Regulatory Compliance

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

         Uncertain Market Acceptance of Products

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

         Customers' Future Capital Requirements

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

         Uncertainty of Third-Party Reimbursement

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

         Risk of Product Liability

The manufacture and sale of products, especially medical products, entails an inherent risk of product liability. We maintain product liability insurance with limits of $1 million per occurrence and $2 million in the aggregate and an umbrella policy with a $10 million limit. There can be no assurance that such insurance is adequate to cover potential claims or that we will be able to obtain product liability insurance on acceptable terms in the future or that any product liability insurance subsequently obtained will provide adequate coverage against all potential claims. Such claims may be significant in the medical products area where product failure may result in loss of life or injury to persons. Additionally, we generally provide a design defect warranty and in some instances indemnification to customers for failure to conform to design specifications and against defects in materials and workmanship, which could subject us to a claim under such warranties or indemnification.

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

Patent Protection

As of December 31, 2004, we held twenty-three U.S. patents and sixteen international patents on devices developed by us, with thirteen additional U.S. patents and eighteen international patents pending. Such patents disclose certain aspects of our technologies and there can be no assurance that others will not design around the patent and develop similar technology. We believe that our devices and other proprietary rights do not infringe on any proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

Control by Management and Certain Major Shareholders

As of March 15, 2005, the current executive officers and directors of ZEVEX, together with those persons who are the beneficial owners of more than 5% of ZEVEX's Common Stock, beneficially own or have voting control over approximately 25% of the outstanding Common Stock. Accordingly, these individuals have the ability to influence the election of ZEVEX's directors and most corporate actions. This concentration of ownership, together with other provisions in ZEVEX's charter and applicable corporate law, may also have the effect of delaying, deterring, or preventing a change in control of ZEVEX.

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

Future Capital Requirements

We believe that our existing capital resources and amounts available under our existing bank line of credit will satisfy our anticipated capital needs for the next year (depending primarily on our growth rate and our results of operations). The commercialization of proprietary products, which is an element of our growth strategy, would require increased investment in working capital and could therefore shorten this period. Thereafter, we may be required to raise additional capital or increase our borrowing capacity, or both. There can be no assurance that alternative sources of equity or debt will be available in the future or, if available, will be on terms acceptable to us. Also, any additional equity financing would result in additional dilution to our shareholders.

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

Limited Market for Common Stock

Historically, the market for ZEVEX's Common Stock has been limited due to the relatively low trading volume and the small number of brokerage firms acting as market makers. ZEVEX's Common Stock is listed on the NASDAQ Stock Market. No assurance can be given, however, that the market for the Common Stock will continue or increase or that the prices in such market will be maintained at their present levels.

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

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our line of credit, currently with a balance of $0 and our industrial development bond of $1,300,000. Principal payments of $100,000 are made annually on the industrial development bond, with the balance due October 1, 2016. The variable rate on the line of credit is the prime bank lending rate, and the variable rate on the industrial development bond is based on a weekly tax-exempt floater rate. The line of credit matures annually in May. At December 31, 2004, the above debt represented 65.3% of our total short-term funded debt and 61.3% of our total long-term funded debt compared with 91.7% short-term funded debt and 61.3% long-term funded debt at December 31, 2003. For illustrative purposes only, the impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for both our variable rate debt and cash. Based on hypothetical assumption, we would have incurred an additional $22,000 in interest expense and received $6,000 in additional interest income for the year ended December 31, 2004, and an additional $35,000 in interest expense and received $4,000 in additional interest income for the year ended December 31, 2003.

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact on our fixed rate debt, which includes our term loan agreement, with a balance of $819,608 as of December 31, 2004, which is due on May 15, 2008 and is being amortized over a thirteen-year term at an interest rate of 5.4%.

Additionally, we held marketable equity securities with a fair value of $29,250 at December 31, 2004, consisting of stock of a public company in the small-cap market. Gross unrealized losses on marketable equity securities were $18,525 for the year ended December 31, 2004. Gross unrealized gains on marketable equity securities were $3,067 for the year ended December 31, 2003. We did not hold any marketable securities at December 31, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of ZEVEX are included beginning at page 45, immediately following Item 15:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002 Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002 Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended
  December 31, 2004, 2003, and 2002
Notes to the Consolidated Financial Statements
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no changes in or disagreements with our independent auditors with regard to accounting or financial disclosures.

ITEM 9A.   CONTROLS AND PROCEDURES

As of December 31, 2004 our management, including our CEO and CFO, evaluated the effectiveness of our "disclosure controls and procedures" (the controls and other procedures for recording, processing, summarizing and reporting on a timely basis the information required to be disclosed in the periodic reports that we file with the U.S. Securities and Exchange Commission). Based on that evaluation, and subject to the limitations noted below, our management concluded that our disclosure controls and procedures are effective to ensure that material information about us and our subsidiaries is made known to management by others in our company on a timely basis for preparation of our periodic reports. While we believe our disclosure controls and procedures are effective, we note that controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls and procedures are met. There are inherent limitations, including the possibility that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake, or that a person may circumvent the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There have been no significant changes in our internal control over financial reporting during the fourth quarter of 2004 or in other factors that could significantly affect those controls.

ITEM 9B.   OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant's fiscal year end December 31, 2004 are incorporated by reference into Part III of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2004 and 2003, Ernst & Young LLP examined the accounts of ZEVEX and its subsidiaries and also provided other audit services to us in connection with Securities and Exchange Commission filings. A summary of these fees is set forth in the following table. Fees Paid to Independent Auditors

Service provided                                    2004                   2003
----------------                                    ----                   ----
Audit Fees                                      $137,502               $111,000
Audit-Related Fees                                     0                      0
Non-Audit Fee (Tax Fees)                           4,715                      0
All Other Fees                                         0                      0

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

In the Charter of the Audit Committee, as amended April 1, 2004, the Audit Committee has the sole authority to approve the audit and non-audit services of the auditors. For 2003 and future periods, the Audit Committee has approved all audit and non-audit services by the auditors.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of this Report.

         (1) - Financial Statements.

The following consolidated balance sheets of ZEVEX International, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004, are filed as part of this report:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Notes to Consolidated Financial Statements

         (2) - Financial Statement Schedules

Not required in accordance with the applicable rules and regulations.

         (3) - Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

 (b)     Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ZEVEX INTERNATIONAL, INC.

Dated:  March 30, 2005                                 By: /s/ DAVID J. MCNALLY
                                                         ----------------------
                                                       David J. McNally
                                                       Chief Executive Officer

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

  Signature                                 Title                                            Date

/s/ JOHN T. LEMLEY                  Chairman of the Board of Directors                 March 30, 2005
------------------
John T. Lemley


/s/ DAVID J. MCNALLY                Chief Executive Officer,                           March 30, 2005
---------------------------
David J. McNally                    President (Principal Executive
                                    Officer)


/s/ PHILLIP L. MCSTOTTS              Director, Chief Financial Officer,                March 30, 2005
-----------------------
Phillip L. McStotts                 Secretary, and Treasurer (Principal
                                    Financial and Accounting Officer)

/s/ BRADLY A. OLDROYD               Director                                           March 30, 2005
---------------------
Bradly A. Oldroyd

/s/ DAVID B. KAYSEN                 Director                                           March 30, 2005
-------------------
David B. Kaysen


/s/ DAN M. ROBERTSON                Director                                           March 30, 2005
--------------------
Dan M. Robertson

/s/ RICHARD L. SHANAMAN             Director                                           March 30, 2005
-----------------------
Richard L. Shanaman


                                                 INDEX TO EXHIBITS
                                                   (Item 15(c))

Number                                               Exhibits
3.1               Articles of Incorporation of ZEVEX International, Inc., a Delaware corporation (1).
3.2               Bylaws of ZEVEX International, Inc., a Delaware corporation (1).
10.1              Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc., dated September 29, 1997 (1).
10.3              Stock  Purchase  Agreement  between  Blosch & Holmes,  LLC and ZEVEX  International,  Inc.,  dated  December 1,
                  1996, including one amendment dated September 30, 1997 (1).
10.5#             ZEVEX International, Inc., Amended 1993 Stock Option Plan (3).
10.6              Industrial Development Bond Offering Memorandum dated October 30, 1996 (4).
10.7              Industrial Development Bond Reimbursement Agreement, dated October 30, 1996 (4).
10.19#            ZEVEX International, Inc., 1999 Stock Option Plan and Form of Stock Option Grant (6).
10.20#            Form of Stock Option Grant to Messrs. McNally and McStotts (7).
10.25             Amendment to Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc., dated June 29,
                  2001 (9).
10.27#            Executive Severance Package Agreement for Mr. McNally (10).
10.28#            Executive Severance Package Agreement for Mr. McStotts (10).
10.30             Stock Purchase Agreement dated December 31, 1998, between ZEVEX International, Inc., and Leonard C. Smith (11).
10.31             Flocare 800 Manufacturing Agreement between ZEVEX International, Inc. and Royal
                  ============
                  Numico, dated July 20, 2004 (12).
10.32             Supply Agreement between ZEVEX International, Inc. and Royal Numico, dated
                  July 20, 2004 (12).
10.33             Disposal Set Components Supply Agreement between  ZEVEX International, Inc. and
                  Royal Numico, dated July 20, 2004 (12).
10.34             License Agreement between ZEVEX International, Inc. and Royal Numico, dated
                  July 20, 2004 (12).
10.35             License Agreement between ZEVEX International, Inc. and Royal Numico, dated
                  July 20, 2004 (12).
10.36             Maintenance and Service Agreement between ZEVEX International, Inc. and Royal
                  Numico, dated July 20, 2004 (12).
21                List of Subsidiaries.
23.1              Ernst & Young LLP consent
31.01             Certification of the Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of
                  2002.
31.02             Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of
                  2002.
32.01             Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of
                  2002.
32.02             Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of
                  2002.

(1)      Incorporated by reference to Amendment No. 1 on Registration Statement on Form S-1 filed October 24, 1997
         (File No. 333-37189).

(2)      Incorporated by reference to ZEVEX's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-12965).

(3)      Incorporated by reference to Registration Statement on Form S-1 filed October 3, 1997 (File No. 001-12965).


(4)      Incorporated by reference to ZEVEX's amended Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
         (File No. 033-19583).

(5)      Incorporated by reference to ZEVEX's Current Report on Form 8-K filed January 14, 1999 (File No. 001-12965).

(6)      Incorporated by reference to ZEVEX's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-12965).

(7)      Incorporated by reference to ZEVEX's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-12965).

(8)      Incorporated by reference to ZEVEX's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 001-12965).

(9)      Incorporated by reference to ZEVEX's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-12965).

(10)     Incorporated by reference to ZEVEX's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-12965).

(11)     Incorporated by reference to ZEVEX's Current Report on Form 8-K filed January 15, 2004 (File No. 001-12965).

(12)     Incorporated by reference to ZEVEX's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
         (File No. 001-12965).

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


Dated:  March 30, 2005
                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

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


Dated:  March 30, 2005
                                     By   /s/ Phillip L. McStotts
                                       -----------------------------
                                       Phillip L. McStotts, CFO
                                      (Chief Financial Officer)

                                                                  EXHIBIT 32.01

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER,
          AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, David J. McNally, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:


         (i) The accompanying annual report on Form 10-K for the fiscal year ended December 31, 2004, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         (ii) The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated:  March 30, 2005

                                     By   /s/ David J. McNally
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

                                                                  EXHIBIT 32.02

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER,
          AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Phillip L. McStotts, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:


         (i) The accompanying annual report on Form 10-K for the fiscal year ended December 31, 2004, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         (ii) The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated:  March 30, 2005

                                     By   /s/ Phillip L. McStotts
                                       Phillip L. McStotts, CFO
                                      (Chief Financial Officer)

CONSOLIDATED FINANCIAL STATEMENTS
ZEVEX International, Inc.
Years Ended December 31, 2004, 2003 and 2002 with Report of Independent Auditors

                            ZEVEX International, Inc.

                        Consolidated Financial Statements

              For the years ended December 31, 2004, 2003 and 2002




                                    Contents

Report of Independent Registered Public Accounting Firm.................................................47

Audited Consolidated Financial Statements

Consolidated Balance Sheets ............................................................................48
Consolidated Statements of Operations ..................................................................49
Consolidated Statements of Stockholders' Equity and Comprehensive Income................................55
Consolidated Statements of Cash Flows ..................................................................51
Notes to Consolidated Financial Statements .............................................................52

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
ZEVEX International, Inc.

We have audited the accompanying consolidated balance sheets of ZEVEX International, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit, also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZEVEX International, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


Salt Lake City, Utah                                      /s/ Ernst & Young LLP
March 3, 2005

                                              ZEVEX INTERNATIONAL, INC.
                                             CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,         December 31,
                                 ASSETS                                                   2004                 2003
                                                                               ----------------------------------------

Current assets
     Cash and cash equivalents                                                             $ 212,859         $ 668,089
     Designated cash for sinking fund payment on industrial
        development bond                                                                      96,042            95,277
     Accounts receivable, net of allowance for doubtful
        accounts of $192,000 in 2004 and $185,000 in 2003                                  3,563,436         3,830,341
     Other receivable                                                                         35,500         1,200,000
     Inventories                                                                           4,584,755         4,114,567
     Marketable securities                                                                    29,250            88,000
     Income taxes receivable                                                                       -           442,548
     Prepaid expenses and other current assets                                               149,690           115,457
     Total current assets                                                                  8,671,532        10,554,279

     Property and equipment, net                                                           4,345,942         4,799,120
     Patents, trademarks and other intangibles, net                                          335,244           330,277
     Goodwill, net                                                                         4,048,264         4,048,264
     Other assets                                                                                 -                145
     Total assets                                                                       $ 17,400,982      $ 19,732,085

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                    $ 1,949,618       $ 1,540,700
     Other accrued liabilities                                                               606,734           525,071
     Deferred revenue                                                                              -           538,770
     Bank line of credit                                                                           -         1,810,970
     Current portion of industrial development bond                                          100,000           100,000
     Income taxes payable                                                                      2,005                 -
     Current portion of other long-term debt                                                  53,246            50,430
     Current portion of capital leases                                                            -            122,950
     Total current liabilities                                                             2,711,603         4,688,891

     Industrial development bond                                                           1,200,000         1,300,000
     Other long-term debt                                                                    766,362           819,608

Stockholders' equity
     Common stock; $.001 par value, 10,000,000
        authorized shares, 3,440,197 issued and 3,400,964
        outstanding at December 31, 2004 and 2003                                              3,440             3,440
     Additional paid in capital                                                           16,290,452        16,290,452
     Unrealized (loss) gain on marketable securities                                         (18,525)            3,067
     Treasury stock, 39,233 shares (at cost) at
        December 31, 2004 and 2003                                                           (89,422)          (89,422)
     Accumulated deficit                                                                  (3,462,928)       (3,283,951)
     Total stockholders' equity                                                           12,723,017        12,923,586
     Total liabilities and stockholders' equity                                         $ 17,400,982      $ 19,732,085

                                        ZEVEX INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year Ended December 31
                                                           2004              2003              2002
                                                     -----------------------------------------------------
                                                     -----------------------------------------------------
Revenue:
     Product sales                                       $ 22,968,163      $ 24,015,057      $ 23,683,3557
     Engineering services                                     666,192         1,854,819         1,812,378
     Total revenue                                         23,634,355        25,869,876        25,495,733

     Cost of sales                                         15,177,377        17,546,081        14,375,744
Gross profit                                                8,456,978         8,323,795        11,119,989

Operating expenses:
     General and administrative                             3,853,514         3,769,644         5,127,274
     Selling and marketing                                  3,288,999         4,547,178         3,996,923
     Research and development                               1,430,692         1,817,581         1,289,609
     Asset and goodwill impairment                                  -         1,566,967                 -
Total operating expenses                                    8,573,205        11,701,370        10,413,806

Operating (loss) income                                      (116,227)       (3,377,575)          706,183

Other income (expense):
     Interest and other income                                 22,209             8,406            56,676
     Interest expense                                        (142,042)         (284,640)         (543,340)
     Loss on sale of business                                       -        (4,692,445)                -
     Gain on sale of assets                                    25,861                 -                 -
(Loss) income before income taxes                            (210,199)       (8,346,254)          219,519

Benefit (provision) for income taxes                           31,222            68,712             (5,216)

Net (loss) income                                          $ (178,977)     $ (8,277,542)       $ 214,303


Basic net (loss) income per share                             $ (0.05)          $ (2.43)          $ 0.06

Weighted average shares outstanding                         3,400,964         3,400,964         3,414,846

Diluted net (loss) income per share                           $ (0.05)          $ (2.43)          $ 0.06

Diluted weighted average shares outstanding                 3,400,964         3,400,964         3,418,278



                                                           ZEVEX INTERNATIONAL, INC.

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                      Unrealized
                                                                                                        (Loss)
                                                                                       Retained         Gain on
                                                                                       Earnings/       Available-
                                   Common Stock       Additional Paid-in Treasury    (Accumulated       for-sale
                                   Shares   Amount         Capital           Stock     Deficit)         Securities           Total
                                ------------------    ---------------    -----------------------    ---------------     ------------
                                ------------------    ---------------    -----------------------    ---------------     ------------
Balances at January 1, 2002     3,440,197 $ 3,440       $ 16,290,452     $ (60,956)  $4,779,288           $ 20,177      $ 21,032,401
Comprehensive income:
Net income                             --      --                 --            --      214,303                 --           214,303
Other comprehensive loss,
net of tax:
Change in unrealized gain
on available-for-sale
securities                             --      --                 --            --           --            (20,177)         (20,177)
                                                                                                                        ------------
                                                                                                                        ------------
Total comprehensive income                                                                                                   194,126
                                                                                                                        ------------
                                                                                                                        ------------

Purchase of 14,233 shares of
treasury stock, at cost                --      --                 --       (28,466)          --                 --          (28,466)
                                 ----------------    ---------------    -----------------------    ---------------      ------------
                                 ----------------    ---------------    -----------------------    ---------------      ------------
Balances at December 31, 2002   3,440,197   3,440         16,290,452       (89,422)   4,993,591                 --        21,198,061
Comprehensive loss:
Net loss                               --      --                 --            --   (8,277,542)                --       (8,277,542)
Other comprehensive income,
net of tax:
Change in unrealized gain on
available-for-sale securities          --      --                 --            --           --              3,067             3,067
                                                                                                                        ------------
                                                                                                                        ------------
Total comprehensive loss                                                                                                 (8,274,475)
                               ------------------    ---------------    -----------------------    ---------------      ------------
                               ------------------    ---------------    -----------------------    ---------------      ------------
Balances at December 31, 2003   3,440,197   3,440         16,290,452       (89,422)  (3,283,951)             3,067        12,923,586
Comprehensive loss:
Net loss                               --      --                 --            --     (178,977)                --         (178,977)
Other comprehensive loss,
net of tax:
Change in unrealized loss on
available-for-sale securities          --      --                 --            --           --            (21,592)         (21,592)
                                                                                                                        ------------
                                                                                                                        ------------
Total comprehensive loss                                                                                                   (200,569)
                               ------------------    ---------------    -----------------------    ---------------      ------------
                               ------------------    ---------------    -----------------------    ---------------      ------------
Balances at December 31, 2004   3,440,197 $ 3,440      $ 16,290,452      $ (89,422)$ (3,462,928)        $ (18,525)      $ 12,723,017
                               ==================    ===============    =======================    ===============      ============


                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended December 31
                                                                 2004          2003         2002
                                                              -----------  ------------- ------------
                                                              -----------  ------------- ------------
Cash flows from operating activities
Net (loss) income                                              $(178,977)  $ (8,277,542)   $ 214,303
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities
     Depreciation and amortization                               857,731      1,582,120    1,618,682
     Asset and goodwill impairment                                     -      1,566,967            -
     Loss on sale of business                                          -      4,692,445            -
     Provision for bad debts                                       6,521        (24,963)     (64,620)
     Deferred income taxes                                             -         90,313      213,343
     Realized gain on marketable securities                       (3,361)             -      (38,078)
     Changes in operating assets and liabilities, net of
        acquisitions:
        Designated cash for sinking fund payment
           on industrial development bond                           (765)        (1,492)        (709)
        Accounts receivable                                      260,384        461,668    1,290,413
        Inventories                                             (470,188)     2,234,289      923,986
        Prepaid expenses and other assets                         29,006        100,628     (143,969)
        Bank overdraft                                                 -        (42,957)      42,957
        Accounts payable                                         408,918        (31,613)    (139,116)
        Accrued and other liabilities                             81,663        (95,694)      22,698
        Deferred revenue                                        (426,067)       214,770            -
        Income taxes receivable/payable                         444,553        (159,026)    134,984

Net cash provided by operating activities                      1,009,418      2,309,913    4,074,874

Cash flows from investing activities
Purchase of property and equipment                              (379,886)      (610,685)    (399,565)
Additions of patents and trademarks                              (29,634)       (94,150)     (51,880)
Proceeds from other receivable from sale of business             988,703
Redemption of available-for-sale marketable securities            40,519              -      225,797

Net cash provided by (used in) investing activities              619,702       (704,835)    (225,648)

Cash flows from financing activities
Principal payments on capital lease and long-term debt          (173,380)      (908,989)    (694,568)
Payments on business and product line acquisition debt                 -     (1,738,970)  (2,340,668)
Payment on industrial development bond                          (100,000)      (100,000)    (100,000)
Net (payments on) proceeds from bank line of credit           (1,810,970)     1,810,970   (1,713,610)
Purchase of treasury stock                                            -              -       (28,466)

Net cash used in financing activities                         (2,084,350)      (936,989)  (4,877,312)

Net increase (decrease) in cash and cash equivalents            (455,230)       668,089   (1,028,086)

Cash and cash equivalents at beginning of period                 668,089              -    1,028,086

Cash and cash equivalents at end of period                     $ 212,859      $ 668,089          $ -

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

The Company, through its divisions and subsidiary, engages in the business of designing, manufacturing, and distributing medical devices. The Therapeutics division markets enteral nutrition delivery devices. The Applied Technology division designs and manufactures advanced medical components and systems for other medical technology companies. Until its sale on December 31, 2003, the Physical Evaluation division marketed industry-leading physical evaluation testing systems.

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

Principles of Consolidation

The consolidated financial statements for 2004 include the accounts of ZEVEX International, Inc. (the Company) and its wholly owned operating subsidiary ZEVEX, Inc. In 2003 and 2002, the consolidated statements of operations also included the accounts of the Company's wholly owned operating subsidiary, JTech. As discussed above and in Note 2, JTech was sold effective December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting policies requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material.


Revenue Recognition

The Company recognizes revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made and title has passed, and collectibility is reasonably assured. If such criteria are not met, revenue is deferred. As of December 31, 2004, 2003, and 2002, the Company had expensed as incurred shipping and handling costs, and are included in selling and marketing of $490,000, $437,000, and $424,000 respectively.

Contracts to perform engineering design and product development services are generally performed on a time and materials basis. Revenue generally is recognized as milestones are achieved; costs are expensed as incurred.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

Concentrations of Credit Risk

The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, trade accounts receivable and certain debt issuances (see Note 8). Cash and cash equivalents are held in federally insured financial institutions or invested in high-grade, short-term commercial paper issued by major United States corporations. Marketable securities consist principally of corporate stocks. The Company sells its products primarily to, and has trade receivables with, independent durable medical equipment manufacturers and dealers in the United States and abroad. During 2004, one customer accounted for approximately 11% of revenue and 3% of accounts receivable. During 2003 and 2002, no single customer accounted for over 10% of revenue. Approximately 13% of product sales are to foreign customers in 2004, 17% in 2003, and 14% in 2002.

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

Inventories

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. The Company reviews inventory for indicators that its inventory exceeds the market value of its inventory and writes down inventory as deemed necessary. As of December 31, 2004 and 2003, the Company had recorded an excess and obsolete reserve of approximately $270,000 and $254,000 respectively.

Sales Returns and Warranty

The Company records a provision for estimated sales returns and allowances and warranty reserve on products it has sold. These estimates are based on historical sales returns and warranty expenses and other known factors.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Marketable Securities

As of December 31, 2004 and 2003, the Company's marketable securities consisted of equity securities classified as available-for-sale. Such securities are carried at their fair value based upon their quoted market prices at December 31, 2003.

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

As of December 31, 2004, the Company had unrealized holding losses of $18,525. As of December 31, 2003, the Company had unrealized holding gains of $3,067 (see
Note 4).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. If the Company determines that an impairment of its property and equipment exists, such property and equipment is written down to its fair value. Depreciation is computed over expected useful lives of three to twenty-five years using the straight-line method.

Major replacements and refurbishment costs, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repairs are expensed as incurred.

Patents, Trademarks, and Other Intangibles

The costs of acquired and internally developed patents, trademarks, and other intangibles are amortized over the estimated useful life of the intangible asset on a straight-line basis. At December 31, 2004 and 2003, accumulated amortization related to patents, trademarks, and other intangibles was $143,059 and $118,392, respectively. The Company periodically reviews the recoverability of its intangible assets and where impairment in value has occurred, such intangibles are written down to net realizable value. During December 2003, the Company completed the sale of its Physical Evaluation business. Upon completion of the sale, certain remaining JTech intangible assets and the related accumulated amortization were written-off. The resulting loss of approximately $92,500 is included in the 2003 consolidated statement of operations within the loss on sale of business.

Goodwill

As of December 31, 2004 and 2003, the Company's gross goodwill balance was $4,568,577 with accumulated amortization of $520,313.

In accordance with SFAS No. 142 goodwill and indefinite-lived intangible assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach, rather than the undiscounted cash flow approach previously required. The Company is annually required to complete Step 1 (determining and comparing the fair value of the Company's reporting units to their carrying values, as of December 31, 2004, the Company had one reporting unit with goodwill) of the impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value and involves the calculation of the

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Goodwill (continued)

implied fair value of goodwill. The Company completed Step 1 of the impairment assessment for its reporting unit with goodwill at its annual impairment testing date in 2004. Based upon the Company's valuation procedures, the Company determined that the fair value of the reporting unit exceeded its carrying value. As such, the Company was not required to complete Step 2 of the impairment test and no impairment loss was recognized.

Prior to the fourth quarter of 2003, the Company had three reporting units with goodwill. During the fourth quarter of 2003, the Company evaluated its business opportunities and modified its strategies to focus on its core market offerings of ambulatory enteral feeding and contract manufacturing services. In conjunction with this refocus of the Company's business, on December 31, 2003, the Company completed the sale of JTech, its Physical Evaluation business (see
Note 2). At the time of the sale, goodwill associated with JTech was stated at a net book value of $5,199,419 on the Company's balance sheet. Upon completion of the sale, the goodwill and the related accumulated amortization were removed from the balance sheet and the resulting loss is included in the 2003 consolidated statement of operations within the "Loss on sale of business."

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

As noted above, the Company modified its future business strategies in the fourth quarter of 2003. In conjunction with its business refocus, the Company evaluated its long-lived assets to determine if indicators of impairment existed. Based upon an assessment of projected future cash flows related to its stationary enteral product line, the Company determined that impairment of the fixed asset value for its stationary enteral pumps existed. The Company recorded an impairment charge of $725,615, as reflected in the 2003 consolidated statement of operations within "Asset and goodwill impairment."

Income Taxes

The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance has been established to reduce deferred tax assets to the amount that the Company believes will be more likely than not to be realized (see Note 7).

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Stock Options

The Company has elected to follow the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations (FIN No. 44) in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation. During 2004, 2003, and 2002, no stock-based compensation expense was recognized by the Company.

Had compensation expense for options under the Company's two stock-based compensation plans been determined based on the fair value of the option at the grant dates for awards under those plans consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts for the years ended December 31, as indicated below:



                                                                   2004             2003            2002
                                                              ---------------- ---------------- --------------
Net (loss) income as reported                                  $     (178,977)  $   (8,277,542)  $     214,303
   Less: Stock  compensation  expense  determined under fair
     value method, net of related tax effects                         599,040          334,800         249,613
                                                              ---------------- ---------------- --------------
                                                              ---------------- ---------------- --------------
Pro forma net loss                                             $     (778,017)  $   (8,612,342)  $    (35,310)
                                                              ================ ================ ==============
                                                              ================ ================ ==============
 Earnings per share:
   Basic - as reported                                         $      (0.05)    $        (2.43)  $        0.06
   Basic - pro forma                                           $      (0.23)    $        (2.53)  $       (0.01)
   Diluted - as reported                                       $      (0.05)    $        (2.43)  $        0.06
   Diluted - pro forma                                         $      (0.23)    $        (2.53)  $       (0.01)



The fair value of the Company's options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003, and 2002, respectively, for options where the stock price equals the exercise price: risk-free interest rate of 3.3%, 3.0%, and 3.4%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .73, .77, and .53; and a weighted-average expected life of the option of 3.5, 3.5, and 3.5 years. The estimated weighted-average fair values of options granted in the years ended December 31, 2004, 2003, and 2002 were $2.30, $1.28, and $1.28, respectively. The following are 2002 weighted-average assumptions for options where the stock price is less than the exercise price (no such options were granted in 2004 or 2003): risk-free interest rate of 2.3%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .53, and a weighted-average expected life of the option of 3.5 years. The estimated weighted-average fair values of options where the stock price is less than the exercise price was $0.70.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $40,450, $158,168, and $128,616, respectively, for the years ended December 31, 2004, 2003, and 2002.

Research and Development Costs

Research and Development costs are expensed as incurred.

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

Statement 123(R) must be adopted no later than July 1, 2005 and we expect to adopt Statement 123(R) on that date. Statement 123(R) permits public companies to adopt its requirements using one of two methods, the "modified prospective' or the "modified retrospective." Management has not yet determined which method it will use. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

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

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share (continued)

Net income (loss), as presented on the consolidated statements of operations, represents the numerator used in calculating basic and diluted net income (loss) per common share. The following table sets forth the computation of the shares used in determining basic and diluted net income (loss) per common share for the years ended December 31:


(in thousands)                                                    2004            2003           2002
                                                             --------------- --------------- --------------
Denominator for basic net income (loss) per common
   share - weighted-average shares                                3,401           3,401           3,415
Dilutive securities: options, convertible debentures,
   and warrants                                                       -               -               3
                                                             --------------- --------------- --------------
Denominator for diluted net income (loss) per common
   share - adjusted weighted-average shares                       3,401           3,401           3,418
                                                             =============== =============== ==============


Options, convertible debentures, and warrants to purchase approximately 869,500, 693,000, and 776,000 shares of common stock were outstanding at December 31, 2004, 2003, and 2002, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Supplemental Cash Flow Information


Supplemental disclosures of cash flow information are as follows:

                                                                      Year Ended December 31
                                                               2004            2003           2002
                                                          -----------------------------------------------
 Cash paid during the year for:
    Interest                                               $     141,589  $     323,802   $      520,951

 Schedule of non-cash investing and financing activities:
    Unrealized gain (loss) on available-for-sale
      marketable securities                                      (18,525)         3,067         (32,180)
    Purchase price adjustments related to earn-out
      provisions for acquisitions                                      -              -         (65,722)
    Acquisition of available-for-sale marketable
      securities for accounts receivable                               -        (84,933)               -



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

On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished through the sale of all the issued and outstanding capital stock of JTech previously a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003 by and between the Company and Mr. Leonard C. Smith, a former employee, officer and director of the Company, for a purchase price of $1.2 million which was recorded as an "other receivable" at December 31, 2003. Cash of $1,164,500 was received in 2004 and $35,500 was received in February 2005 when the Company satisfied certain obligations to JTech as set forth in the Stock

Purchase Agreement. Such obligations include the requirement to deliver inventory, upon completion of production, and certain other equipment. Deferred revenue of $324,000 was recorded related to these obligations, all of which was realized in 2004. The Company may also receive additional payments from the purchaser based upon specifically identified JTech product sales in 2004 and 2005. A loss on the sale of this business in the amount of $4,692,445 was recorded and is shown separately on the 2003 consolidated statement of operations. Such loss consists of the write-off of goodwill and other intangibles as discussed in Note 1 as well as the write-off of certain other JTech related assets totaling approximately $242,000 and the accrual of legal costs associated with this transaction.

3. Inventories

Inventories consist of the following at December 31:
                                                                      2004               2003
                                                               ---------------------------------------

Materials                                                            $2,761,508         $2,144,926
Work-in-progress                                                        470,253            504,921
Finished goods, including completed subassemblies                     1,352,994          1,464,720
                                                               ---------------------------------------
                                                                     $4,584,755         $4,114,567
                                                               =======================================



4. Marketable Securities

The following is a summary of marketable securities at December 31, 2004:


                                                                          Gross
                                                                        Unrealized      Estimated Fair
Available-for-Sale                                       Cost             Losses            Value
                                                    ---------------- ----------------- -----------------
Equity securities                                      $     47,775       $   18,525      $     29,250

The following is a summary of marketable securities at December 31, 2003:

                                                                          Gross
                                                                        Unrealized      Estimated Fair
Available-for-Sale                                       Cost             Gains             Value
                                                    ---------------- ----------------- -----------------
Equity securities                                      $     84,933       $    3,067      $     88,000


5. Property and Equipment

Property and equipment consist of the following at December 31:

                                                                     2004                2003
                                                               ------------------ -------------------

Machinery and equipment                                         $    1,155,635     $    1,062,515
Stationary enteral feeding pumps                                     4,233,699          4,233,699
Furniture and fixtures                                               1,829,402          1,766,903
Software                                                               627,661            627,661
Tooling costs                                                        1,859,194          1,646,269
Building                                                             2,897,534          2,893,934
Land                                                                 1,084,415          1,084,415
                                                               ------------------ -------------------
                                                                    13,687,540         13,315,396
Less accumulated depreciation and amortization                      (9,341,598)        (8,516,276)
                                                               ------------------ -------------------
                                                                $    4,345,942     $    4,799,120
                                                               ================== ===================

Stationary enteral feeding pumps represent acquired and self-constructed pumps that are placed with businesses and other users (at little or no cost to the users) under arrangements in which the pump users have an obligation to buy disposable products from the Company while they are using the pumps. To the extent that the users discontinue purchase of the disposables, the pumps are generally returned to the Company. As discussed in Note 1 an impairment charge of $725,615 was recorded in 2003 related to stationary enteral feeding pumps. This is included in the Therapeutics segment in Note 12.

Depreciation and amortization expense (including software amortization expense) for property and equipment for the years ended December 31, 2004, 2003, and 2002 amounted to $833,064, $1,546,110, and $1,588,696, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

                                                                   2004               2003
                                                            ------------------- ------------------

Accrued payroll and related taxes and benefits                     $289,355            $244,441
Accrued vacation                                                    152,731             143,955
Warranty reserve                                                    155,000              85,000
Other accrued expense                                                 9,648              51,675
                                                            ------------------- ------------------
                                                                   $606,734            $525,071
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

Significant components of the Company's net deferred income taxes as of December 31 are as follows:

                                                                          2004                2003
                                                                     ------------------- -------------------
Deferred tax assets:
    Accruals and expenses not currently deductible                     $       333,735     $       303,978
    Fixed asset and other basis differences                                    183,659             289,329
    Net operating loss carryforward                                          1,027,537             881,804
    Federal and state tax credits carryforward                                 270,713             169,169
    Charitable contribution carryforward                                     1,869,742           1,869,742
    Capital loss carryforward                                                3,366,236           3,375,029
                                                                     ------------------- -------------------
Total deferred tax assets                                                    7,051,622           6,889,051

Valuation allowance                                                         (7,051,622)         (6,889,051)
                                                                     ------------------- -------------------
Net deferred taxes                                                     $             -     $             -
                                                                     =================== ===================


The Company has recorded a full valuation allowance against its deferred tax assets because the Company did not consider it more likely than not that these assets would be realized based upon limitations on usage of certain of the carryforwards as well its cumulative net losses in recent years.

The benefit (provision) for income taxes consists of the following:

                                                              2004               2003              2002
                                                        ------------------ ----------------- ------------------
Current taxes:
    Federal                                               $      33,857      $     133,710     $     144,194
    State                                                        (2,635)            25,315            49,700
    R&D credit                                                        -                  -            14,233
Deferred taxes:
    Federal                                                           -            (82,323)         (194,468)
    State                                                             -             (7,990)          (18,875)
                                                        ------------------ ----------------- ------------------
Benefit (provision) for income taxes                      $      31,222      $      68,712     $      (5,216)
                                                        ================== ================= ==================

The actual tax benefit (expense) differs from the 34% federal statutory rate as follows:

                                                               2004              2003              2002
                                                         ----------------- ------------------ ----------------

Federal tax benefit (expense) at statutory rate            $      71,468     $   2,837,726      $     (74,636)
State income tax, (including state R & D credit) net              51,321           261,631            (12,655)
Research and development credit                                   89,998           103,108             14,233
Permanent basis differences                                            -           155,703                  -
Benefit from charitable contribution                                   -                 -             11,944
Change in valuation allowance                                   (162,571)       (3,248,108)            83,692
Other non-deductible expenses                                    (18,994)          (41,348)           (27,794)
                                                         ----------------- ------------------ ----------------
Total benefit (provision) for income taxes                 $      31,222     $      68,712      $      (5,216)
                                                         ================= ================== ================


The Company has federal net operating loss carryforwards totaling approximately $2,002,000 that begin to expire in 2023. The Company has state net operating loss carryforwards totaling approximately $10,507,000 that begin to expire in 2016. The Company has a federal and state charitable contribution carryforward totaling approximately $5,013,000 that is only recognizable if the Company has taxable income. This carryforward expires in 2007. Finally, the Company has federal capital loss carryforwards of approximately $9,901,000 that begin to expire in 2006.

8. Debt

Bank Line of Credit

The Company maintains a line of credit arrangement with a financial institution with availability of $6 million. The line was subsequently reduced to $3 million on March 10, 2004. The line matures on May 29, 2005. The Company expects that it will be able to renew its line of credit in May 2005. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 5.25% at December 31, 2004 and 4.00% at December 31, 2003. The Company's balance on this line of credit was $0 at December 31, 2004 and $1,810,970 at December 31, 2003. Under the line of credit agreement, the Company is restricted from declaring cash dividends and must maintain certain levels of working capital and meet certain other financial covenants. In the fourth quarter of 2003, we failed to meet certain financial covenants of our line of credit. We received a waiver for such covenants, and these covenants were modified for the first three quarters of 2004, beginning with the quarter ending March 31, 2004. The Company was in compliance with such covenants as of December 31, 2004.

Industrial Development Bond

On October 30, 1996, the Company completed a transaction defined as "Murray City, Utah, Adjustable Rate Industrial Development Revenue Bonds, Series 1997 (ZEVEX, Inc. Project)" in the amount of $2,000,000. The bonds are secured by an irrevocable Letter of Credit issued by a bank, which is subject to expiration no later than May 30, 2008. The bonds bear interest at an adjustable rate based on the weekly tax-exempt floater rate, as determined by the remarketing agent. The average rate for 2004 was 1.3%. The bonds mature on October 1, 2016. Principal reductions occur in the amount of $100,000 per year. The outstanding balance was $1,300,000 at December 31, 2004, of which $100,000 is classified as current.

Other Long-term Debt

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by the Company's manufacturing facility. The note was due on May 15, 2003. The Term Loan Agreement was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The outstanding balance at December 31, 2004 was $819,608, of which $53,246 is classified as current.

The following is a summary of the Company's debt and other long-term obligations:


                                                      Payment due by period
                                                 More than   More than   More than   More than
    Contractual                     Less than     1- year     2- year     3- year     4- year     More than
    Obligation          Total        1 -year                                                       5- year
-------------------- ------------- ------------- ----------- ----------- ----------- ----------- -------------
Industrial
 Development
  Bond                 $1,300,000      $100,000    $100,000    $100,000    $100,000    $100,000      $800,000
Other
  Long-term debt          819,608        53,246      56,219      59,358     650,785           -             -
                     ------------- ------------- ----------- ----------- ----------- ----------- -------------
                     ------------- ------------- ----------- ----------- ----------- ----------- -------------
Total                  $2,119,608      $153,246    $156,219    $159,358    $750,785    $100,000      $800,000
                     ============= ============= =========== =========== =========== =========== =============


9. Employee Benefit Plans

401(k) Profit Sharing Plan

The Company maintains a qualified 401(k) profit sharing plan covering substantially all employees. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make a contribution of up to four percent (4%) of the eligible employees' salaries and an additional discretionary amount to be determined each year by the Board of Directors. Employees are fully vested in the employer contributions after six years. Contributions to the plan for the years ended December 31, 2004, 2003, and 2002 were $128,202, $146,590, and $130,823, respectively.

10. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of $.001 par value preferred stock. None of the preferred stock was issued or outstanding at December 31, 2004 or 2003.

Common Stock Reserved for Future Issuance

At December 31, 2004, the Company had reserved 1,124,519 shares of common stock for future issuance under the Company's stock option plans.

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

A summary of stock option activity for both plans, and related information for the years ended December 31, 2002, 2003, and 2004 follows:

                                          Shares          Outstanding Stock Options          Weighted-
                                                     ------------------------------------
                                        Available       Number of           Price             Average
                                        for Grant        Shares           Per Share        Exercise Price
                                     -------------------------------- --------------------------------------

Balance at January 1, 2002                 384,302        740,217            $2.47-7.00           $4.82
   Options granted                        (229,500)       229,500             1.90-3.40            3.09
   Options exercised                             -              -                     -               -
   Options canceled                        336,867       (336,867)            2.47-7.00            4.71
                                     -------------------------------- --------------------------------------
Balance at December 31, 2002               491,669        632,850             1.90-5.00            4.25
   Options granted                        (102,500)       102,500             1.90-2.86            1.99
   Options exercised                             -              -                     -                    -
   Options canceled                         42,400        (42,400)            4.00-5.00            4.85
                                     -------------------------------- --------------------------------------
                                     -------------------------------- --------------------------------------
Balance at December 31, 2003               431,569        692,950             1.90-5.00            3.86
   Options granted                        (444,000)       444,000             3.30-4.30            3.72
   Options exercised                             -              -                     -                    -
   Options canceled                        267,450       (267,450)            1.90-5.00            4.11
                                     -------------------------------- --------------------------------------
Balance at December 31, 2004               255,019        869,500            $1.90-5.00           $3.71
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

Below are the segregated ranges of exercise prices as of December 31, 2004:


                         Options Outstanding                                  Options Exercisable
----------------------------------------------------------------------  ---------------------------------
                                       Weighted-
                                        Average         Weighted-                           Weighted-
    Range of                           Remaining         Average                             Average
    Exercise           Number         Contractual        Exercise            Number          Exercise
     Prices          Outstanding         Life             Price           Exercisable         Price
----------------- ---------------------------------- -----------------  ----------------- ---------------

    $1.90-3.63         550,000          5.5 years        $3.21               115,250          $2.76
     3.94-5.00         319,500          4.3 years         4.57               161,250           4.76
----------------- ---------------------------------- -----------------  ----------------- ---------------
    $1.90-5.00         869,500          5.0 years        $3.71               276,500          $3.93
================= ================================== =================  ================= ===============


11. Fair Value of Financial Instruments

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

The carrying amounts and fair values of the Company's financial instruments are as follows at December 31:

                                                    2004                               2003
                                     ----------------------------------- ----------------------------------
                                          Carrying             Fair           Carrying             Fair
                                           Amount              Value           Amount              Value
                                     ----------------- ----------------- ---------------- -----------------
 Cash and cash equivalents            $     212,859     $     212,859     $     668,089    $     668,089
 Accounts receivable                      3,563,436         3,563,436         3,830,341        3,830,341
 Marketable securities                       29,250            29,250            88,000           88,000
 Accounts payable                         1,949,618         1,949,618         1,540,700        1,540,700
 Bank line of credit                              -                 -         1,810,970        1,810,970
 Industrial development bond              1,300,000         1,300,000         1,400,000        1,400,000
 Other long-term debt                       819,608           822,997           870,038          901,745
 Capital leases                                   -                 -           122,950          134,570

12. Business Segments

The Company currently operates in two business segments: Therapeutics and Applied Technology. The Therapeutics segment includes the manufacture and sale of feeding pumps, disposable sets and feeding tubes used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). In the Applied Technology segment, the Company provides design and manufacturing services to medical device companies who, in turn, sell the Company's components and systems under private labels or incorporate them into their products. The Company evaluates the performance of the segments through gross profit, less selling and marketing expenses, and research and development expenses (or contribution margin). The Company does not allocate general and administrative expenses by segment. General and administrative expenses are included in Corporate and Unallocated amounts indicated below.

Segment information for the year ended December 31, 2004 (in thousands) is as follows:


                                                           Applied          Corporate and
                                      Therapeutics        Technology         Unallocated             Total
                                 ------------------ ------------------- ------------------ -----------------
                                 ------------------ ------------------- ------------------ -----------------
Revenue                                  $  12,489           $  11,145            $    --          $ 23,634
Cost of sales                                8,159               7,018                 --            15,177
                                 ------------------ ------------------- ------------------ -----------------
                                 ------------------ ------------------- ------------------ -----------------
Gross profit                                 4,330               4,127                 --             8,457
Selling and marketing                        2,937                 352                 --             3,289
Research and development                       989                 442                 --             1,431
                                 ------------------ ------------------- ------------------ -----------------
                                 ------------------ ------------------- ------------------ -----------------
Contribution margin                            404               3,333                 --             3,737
General and administrative                      --                  --              3,853             3,853
Other (income)/expense                          --                  --                 94                94
Benefit for income taxes                        --                  --               (31)              (31)
                                 ------------------ ------------------- ------------------ -----------------
                                 ------------------ ------------------- ------------------ -----------------
Net loss                                                                                            $ (179)
                                                                                           =================
                                                                                           =================

                                 ------------------ ------------------- ------------------ -----------------
                                 ------------------ ------------------- ------------------ -----------------
Total assets                      $             364            $  4,048          $  12,989          $ 17,401
                                 ================== =================== ================== =================


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

Through December 31, 2003 when such business was sold (See Note 2), the Company also operated in a third segment, the Physical Evaluation segment. The Physical Evaluation segment includes the manufacture and sale of stand-alone and computerized products that measure isolated muscle strength, joint range of motion and sensation.

Segment information for the year ended December 31, 2003 (in thousands) is as follows:


                                                    Physical        Applied      Corporate and
                                  Therapeutics     Evaluation     Technology      Unallocated       Total
                                 --------------- --------------- -------------- --------------- ------------
                                 --------------- --------------- -------------- --------------- ------------
Revenue                             $    12,406    $      3,016      $  10,448         $    --     $ 25,870
Cost of sales                             9,124           1,369          7,053              --       17,546
                                 --------------- --------------- -------------- --------------- ------------
                                 --------------- --------------- -------------- --------------- ------------
Gross profit                              3,282           1,647          3,395              --        8,324
Selling and marketing                     2,596           1,557            394              --        4,547
Research and development                    760             763            295              --        1,818
                                 --------------- --------------- -------------- --------------- ------------
                                 --------------- --------------- -------------- --------------- ------------
Contribution margin                        (74)           (673)          2,706              --        1,959
General and administrative                   --              --             --           3,770        3,770
Asset and goodwill impairment             1,567              --             --              --        1,567
Loss on sale of business                     --           4,692             --              --        4,692
Other (income)/expense                       --              --             --             276          276
Benefit for income taxes                     --              --             --            (68)         (68)
                                 --------------- --------------- -------------- --------------- ------------
                                 --------------- --------------- -------------- --------------- ------------
Net loss                                                                                          $ (8,278)
                                                                                                ============
                                                                                                ============

                                 --------------- --------------- -------------- --------------- ------------
                                 --------------- --------------- -------------- --------------- ------------
Total assets                       $        752     $        --       $  4,048       $  14,932     $ 19,732
                                 =============== =============== ============== =============== ============

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $4,048,000 in Applied
Technology.

Segment information for the year ended December 31, 2002 (in thousands) is as follows:
                                                                               Corporate and
                                                  Physical        Applied       Unallocated
                                Therapeutics     Evaluation      Technology                       Total
                                -------------- --------------- --------------- --------------- -------------
                                -------------- --------------- --------------- --------------- -------------
Revenue                             $  12,125       $   3,650        $  9,721         $    --      $ 25,496
Cost of sales                           7,682           1,363           5,331              --        14,376
                                -------------- --------------- --------------- --------------- -------------
                                -------------- --------------- --------------- --------------- -------------
Gross profit                            4,443           2,287           4,390              --        11,120
Selling and marketing                   2,552           1,134             253              58         3,997
Research and  development                 672             199             418              --         1,289
                                -------------- --------------- --------------- --------------- -------------
                                -------------- --------------- --------------- --------------- -------------
Contribution margin                     1,219             954           3,719            (58)         5,834
General and administrative                 --              --              --           5,127         5,127
Other (income)/expense                     --              --              --             488           488
Provision for income taxes                 --              --              --               5             5
                                -------------- --------------- --------------- --------------- -------------
                                -------------- --------------- --------------- --------------- -------------
Net income                                                                                          $   214
                                                                                               =============
                                                                                               =============

                                -------------- --------------- --------------- --------------- -------------
                                -------------- --------------- --------------- --------------- -------------
Total assets                        $ 3,183       $     5,199        $  4,075       $  16,341      $ 28,798
                                ============== =============== =============== =============== =============


Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $842,000 in Therapeutics, $5,199,000 in Physical Evaluation, and $4,048,000 in Applied Technology.

13. Related-Party Transactions

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

JTech also entered into an employment agreement with Mr. Smith, dated December 31, 1998, which provided that Mr. Smith serve as President of JTech for three years at a salary of $100,000 per year. Pursuant to the employment agreement, Mr. Smith also received an option to purchase 40,000 shares of the Company's common stock, vesting over four years, at $5.00 per share, the closing price of such stock on NASDAQ on the date of the JTech stock purchase. Mr. Smith was appointed to fill a vacancy on the Company's Board of Directors, effective April 26, 1999 and served until December 2002. Mr. Smith also served as Sr. Vice President of ZEVEX International, Inc. and of ZEVEX, Inc., until December 31, 2003. On December 31, 2003, the Company completed the sale of its Physical Evaluation business to Mr. Smith (see Note 2).

                                                                  EXHIBIT 23.1






            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-121591) pertaining to the ZEVEX International, Inc. 1999 Stock Option Plan and the ZEVEX International, Inc. Amended 1993 Stock Option Plan of ZEVEX International,Inc., of our report dated March 3, 2005, with respect to the consolidated financial statements of ZEVEX International, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2004.





Salt Lake City, Utah                                      /s/ Ernst & Young LLP
March 28, 2005