Form 10-Q
period 2005-03-31
ZEVEX INTERNATIONAL INC
filed 2005-05-04
CIK 827056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

Indicate by check mark whether the registrant is an accelerated filer (
as defined in Rule 12b-2 of the Exchange Act) Yes      No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 20, 2005, the Company had outstanding 3,405,471 shares of common stock, par value $0.001 per share.

                            ZEVEX INTERNATIONAL, INC.

                                    FORM 10-Q
                    For the Three Months Ended March 31, 2005




                                TABLE OF CONTENTS




                          PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements:

        Consolidated Condensed Balance Sheets as of March 31, 2005 and
        December 31, 2004                                                     4

        Consolidated Condensed Statements of Operations for the three
        months ended March 31, 2005 and 2004                                  5

        Consolidated Condensed Statements of Cash Flows for the three
        months ended March 31, 2005 and 2004                                  6

        Consolidated Notes to Financial Statements                            7

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            11

Item 3. Quantitative and Qualitative Disclosures About Market Risk           16

Item 4. Controls and Procedures                                              16

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     17

Signatures                                                                   18

                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. ("ZEVEX" or the "Company") files herewith balance sheets of ZEVEX as of March 31, 2005, (unaudited) and December 31, 2004, and the related (unaudited) statements of operations and (unaudited) cash flows for the respective three month periods ended March 31, 2005 and 2004. In the opinion of ZEVEX's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of ZEVEX for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of ZEVEX and the notes thereto included in the Annual Report of ZEVEX on Form 10-K for the year ended December 31, 2004.


                                   ZEVEX INTERNATIONAL, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                                                      March 31,    December 31,
                                                                         2005          2004
                            ASSETS                                   (unaudited)
                                                                     ------------- -------------

Current assets
     Cash and cash equivalents                                          $ 272,168     $ 212,859
     Designated cash for sinking fund payment on industrial
        development bond                                                  121,484        96,042
     Accounts receivable, net of allowance for doubtful
        accounts of $158,000 and $192,000                               3,912,873     3,563,436
     Other receivable                                                           -        35,500
     Inventories                                                        4,521,330     4,584,755
     Marketable securities                                                 35,640        29,250
     Prepaid expenses and other current assets                            188,281       149,690
     Total current assets                                               9,051,776     8,671,532

     Property and equipment, net                                        4,281,575     4,345,942
     Patents, trademarks and other intangibles, net                       332,172       335,244
     Goodwill, net                                                      4,048,264     4,048,264
     Total assets                                                    $ 17,713,787   $17,400,982

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                 $ 1,426,987   $ 1,949,618
     Other accrued liabilities                                            640,442       606,734
     Bank line of credit                                                  760,592             -
     Income taxes payable                                                   4,640         2,005
     Current portion of industrial development bond                       100,000       100,000
     Current portion of other long-term debt                               53,974        53,246
     Total current liabilities                                          2,986,635     2,711,603

     Industrial development bond                                        1,200,000     1,200,000
     Other long-term debt                                                 752,592       766,362

Stockholders' equity
     Common stock; $.001 par value, 10,000,000
        authorized shares, 3,440,197 issued and 3,400,964
        outstanding at March 31, 2005 and December 31, 2004                 3,440         3,440
     Additional paid in capital                                        16,290,452    16,290,452
     Unrealized loss on marketable securities                             (12,135)      (18,525)
     Treasury stock, 39,233 shares (at cost) at
        March 31, 2005 and December 31, 2004                              (89,422)      (89,422)
     Accumulated deficit                                               (3,417,775)   (3,462,928)
     Total stockholders' equity                                        12,774,560    12,723,017
     Total liabilities and stockholders' equity                       $ 17,713,787  $17,400,982

                                           ZEVEX INTERNATIONAL, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Three months ended March 31
                                                                          2005      2004
                                                                      (unaudited) (unaudited)
                                                                 ----------------------------
Revenue:
     Product sales                                                   $ 5,881,454 $ 6,114,532
     Engineering services                                                102,710       94,172
     Total revenue                                                     5,984,164    6,208,704

     Cost of sales                                                     3,797,659    3,882,408
Gross profit                                                           2,186,505    2,326,296

Operating expenses:
     General and administrative                                          974,679      890,701
     Selling and marketing                                               815,700      797,446
     Research and development                                            321,656      386,528
Total operating expenses                                               2,112,035    2,074,675

Operating income                                                          74,470      251,621

Other income (expense):
     Interest and other income                                             3,129        1,786
     Interest expense                                                    (29,811)     (41,011)
Income before income taxes                                                47,788      212,396

Provision for income taxes                                                (2,635)      (3,615)

Net income                                                              $ 45,153    $ 208,781


Basic net income per share                                                $ 0.01       $ 0.06

Weighted average shares outstanding                                    3,400,964    3,400,964

Diluted net income per share                                              $ 0.01       $ 0.06

Diluted weighted average shares outstanding                            3,512,433    3,461,575

                             ZEVEX INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Three months ended March 31
                                                                            2005                  2004
                                                                         (unaudited)          (unaudited)
                                                                     --------------------  -------------------
                                                                     --------------------  -------------------
Cash flows from operating activities
Net income                                                                      $ 45,153            $ 208,781
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities
     Depreciation and amortization                                               173,901              214,293
     Provision for bad debts                                                       4,409                 (243)
     Changes in operating assets and liabilities
        Designated cash for sinking fund payment
           on industrial development bond                                        (25,442)             (25,272)
        Accounts receivable                                                     (353,846)             469,224
        Inventories                                                               63,425              649,646
        Prepaid expenses and other assets                                         (3,091)              68,742
        Accounts payable                                                        (522,631)            (206,103)
        Accrued and other liabilities                                             33,708              (48,244)
        Deferred revenue                                                               -             (412,024)
        Income taxes receivable/payable                                           2,635                3,615

Net cash (used in) provided by operating activities                             (581,779)             922,415

Cash flows from investing activities
Purchase of property and equipment                                              (103,092)             (41,146)
Additions of patents and trademarks                                               (3,370)              (9,245)
Proceeds from other receivable from sale of business                                  -              988,703

Net cash (used in) provided by investing activities                             (106,462)             938,312

Cash flows from financing activities
Principal payments on capital lease and long-term debt                           (13,042)             (54,246)
Net (payments on) proceeds from bank line of credit                             760,592            (1,810,970)

Net cash provided by (used in) financing activities                             747,550            (1,865,216)

Net increase (decrease) in cash and cash equivalents                              59,309               (4,489)

Cash and cash equivalents at beginning of period                                 212,859              668,089

Cash and cash equivalents at end of period                                     $ 272,168            $ 663,600

                            ZEVEX INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company, through its divisions and subsidiary, engages in the business of designing, manufacturing and distributing medical devices. The Therapeutics division manufactures and markets enteral nutrition delivery devices. The Applied Technology division designs and manufactures advanced medical components and systems for medical technology companies.

For additional information regarding the Company, refer to its 2004 Annual Report on SEC Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of ZEVEX International, Inc. (the Company) and its wholly owned operating subsidiary ZEVEX, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information along with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 2004 Annual Report on SEC Form 10-K.

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

Statement 123(R) must be adopted no later than January 1, 2006 and we expect to adopt Statement 123(R) on that date. Statement 123(R) permits public companies to adopt its requirements using one of two methods, the "modified prospective" or the "modified retrospective." Management has not yet determined which method it will use. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123, as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

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

Had compensation expense for options under the Company's two stock-based compensation plans been determined based on the fair value of the options at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts for the three months ended March 31 as indicated below:


                                                             March 31, 2005    March 31, 2004
                                                            ----------------- -----------------
Net income as reported                                       $       45,153    $      208,781
   Less: Stock compensation  expense determined under fair
     value method, net of related tax effects                       120,210           125,235
                                                            ----------------- -----------------
                                                            ----------------- -----------------
Pro forma net (loss) income                                  $      (75,057)   $       83,546
                                                            ================= =================
                                                            ================= =================
 Earnings (loss) per share:
   Basic - as reported                                       $  0.01                $    0.06
   Basic - pro forma                                         $ (0.02)               $    0.02
   Diluted - as reported                                     $  0.01                $    0.06
   Diluted - pro forma                                       $ (0.02)               $    0.02


2.  Debt

The Company maintains a $3 million line of credit arrangement with a financial institution. . The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 5.75% at March 31, 2005 and 5.25% on December 31, 2004. The Company's balance on its line of credit was $760,592 at March 31, 2005 and $0 at December 31, 2004. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. In the first quarter of 2005, the Company failed to meet one financial covenant of the line of credit. The Company received a waiver for such covenant. The Company anticipates that it will fail to meet this same covenant in the second quarter of 2005, and has informed the financial institution. The line of credit initially was to mature on May 29, 2005, but was renewed on May 2, 2005 and now matures on May 29, 2006. As of December 31, 2004, the Company was in compliance with all financial covenants.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by the Company's manufacturing facility. The note was due on May 15, 2003. The Term Loan Agreement which was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The Company owed $806,566 on the Term Loan Agreement at March 31, 2005.

3.  Related Party Transactions

On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished through the sale of all the issued and outstanding capital stock of JTech, previously a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003 by and between the Company and Mr. Leonard C. Smith, a former employee, officer and director of the Company, for a purchase price of $1.2 million, which was recorded as an "other receivable" at December 31, 2003. Cash of $1,164,500 was received in 2004, and $35,500 was received in February 2005 when the Company satisfied certain obligations to JTech as set forth in the Stock Purchase Agreement. Such obligations included the requirement to deliver inventory, upon completion of production, and certain other equipment. Deferred revenue of $324,000 was recorded related to these obligations, all of which was realized in 2004. Additionally, pursuant to the Stock Purchase Agreement, the Company may receive additional payments from the purchaser based upon specifically identified JTech product sales in 2005.


4. Comprehensive Income

For the three months ended March 31, 2005, the Company had comprehensive income of $51,543. For the three months ended March 31, 2004, the Company had comprehensive income of $215,981.


5. Inventories

Inventories consist of the following:

                                                           March 31, 2005         December 31, 2004
                                                      -------------------------------------------------
Materials                                                $    2,811,048           $    2,761,508
Work in progress                                                556,748                  470,253
Finished goods, including completed subassemblies             1,153,534                1,352,994
                                                      -------------------------------------------------
                                                         $    4,521,330           $    4,584,755
                                                      =================================================


6. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income for the period by the weighted-average number of the Company's common shares outstanding.

Diluted net income per common share includes the dilutive effect of options in the weighted-average number of the Company's common shares outstanding as calculated using the treasury stock method. For the three months ended March 31, 2005 and March 31, 2004, 311,000 option shares and 563,500 option shares, respectively, were not included because they were antidilutive.

7. Business Segments

The Company operates in two business segments: Therapeutics and Applied Technology. The Therapeutics segment includes the manufacture and sale of feeding pumps, and disposable sets used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). In the Applied Technology segment, the Company provides design and manufacturing services to medical device companies who, in turn, sell the Company's components and systems under private labels or incorporate them into their products. The Company evaluates the performance of the segments through gross profit, less selling and marketing expenses, and research and development expenses (or contribution margin). The Company does not allocate general and administrative expenses by segment. General and administrative expenses are included in Corporate and Unallocated amounts indicated below.

Segment information for the three months ended March 31, 2005 (in thousands) follows:


                                                             Applied         Corporate and
                                       Therapeutics        Technology         Unallocated          Total
                                     ------------------ ------------------ ------------------- ---------------
                                     ------------------ ------------------ ------------------- ---------------
Revenue                                      $   2,873          $   3,111            $     --        $  5,984
Cost of sales                                    1,953              1,845                  --           3,798
                                     ------------------ ------------------ ------------------- ---------------
                                     ------------------ ------------------ ------------------- ---------------
Gross profit                                       920              1,266                  --           2,186
Selling and marketing                              688                127                  --             815
Research and development                           129                193                  --             322
                                     ------------------ ------------------ ------------------- ---------------
                                     ------------------ ------------------ ------------------- ---------------
Contribution margin                                103                946                  --           1,049
General and administrative                          --                 --                 974             974
Other (income)/expenses                             --                 --                  27              27
Provision for income taxes                          --                 --                   3               3
                                                                                               ---------------
                                                                                               ---------------
Net income                                                                                             $   45
                                                                                               ===============
                                                                                               ===============

Total assets                                   $   306          $   4,048           $  13,360        $ 17,714
                                     ================== ================== =================== ===============


Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. All assets other than those specifically identified fixed assets and goodwill are included in Corporate and Unallocated. The only specifically identified fixed assets include nutritional pumps and certain tooling, which are included in the Therapeutics segment. All other fixed assets are used jointly by the segments. Goodwill represents approximately $4,048,000 in Applied Technology.

Segment information for the three months ended March 31, 2004 (in thousands) follows:


                                                             Applied         Corporate and
                                       Therapeutics        Technology         Unallocated          Total
                                     ------------------ ------------------ ------------------- ---------------
                                     ------------------ ------------------ ------------------- ---------------
Revenue                                      $   2,995          $   3,214            $     --        $  6,209
Cost of sales                                    1,776              2,106                  --           3,882
                                     ------------------ ------------------ ------------------- ---------------
                                     ------------------ ------------------ ------------------- ---------------
Gross profit                                     1,219              1,108                  --           2,327
Selling and marketing                              705                 92                  --             797
Research and development                           227                160                  --             387
                                     ------------------ ------------------ ------------------- ---------------
                                     ------------------ ------------------ ------------------- ---------------
Contribution margin                                287                856                  --           1,143
General and administrative                          --                 --                 891             891
Other (income)/expenses                             --                 --                  39              39
Provision for income taxes                          --                 --                   4               4
                                                                                               ---------------
                                                                                               ---------------
Net income                                                                                            $   209
                                                                                               ===============
                                                                                               ===============

Total assets                                   $   654          $   4,048           $  12,602        $ 17,304
                                     ================== ================== =================== ===============


Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $4,048,000 in Applied Technology

--------------------------------------------------------------------------------
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, such forward-looking statements may be identified by the use of words such as "estimate," "believe," "project," "anticipate" and similar expressions, and together with other discussion of future trends or results, are intended to identify forward-looking statements. Such statements, which include our statements about the level of anticipated expenses during 2005 and our liquidity position are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and we disclaim any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause us not to achieve the benefits contemplated herein, or otherwise cause our results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to our growth and operating strategies; (iii) loss or retirement of key members of management; (iv) increase in interest rates of our cost of borrowing, or a default under any material debt agreement; (v) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (vi) loss of customers; (vii) inability to achieve future sales;
(viii) the unavailability of sufficient funds for operations or capital expenditures; and (ix) inability to introduce new products as planned. Many of such factors are beyond our control. Please refer to our SEC Form 10-K for the fiscal year ended December 31, 2004 for additional cautionary statements.

Overview

Through our divisions, we develop and manufacture high quality, high value medical products. We effectively integrate, implement, and support solutions throughout product life cycles based upon our core competencies in fluid management and measurement, and surgical ultrasound technologies. The Therapeutics division manufactures and markets enteral nutrition delivery devices. The Applied Technology division designs and manufactures advanced medical components and systems for medical technology companies.

We provide value in a continuum of product solutions, from components and subsystems to complete medical systems of medical device companies. We also manufacture complete systems if a significant portion of the value of the product is derived from our technology.

We focus on product development and manufacturing, and distribute our products through selected medical device marketing companies and distributors. We employ product and territory managers to ensure that our services and sales support are complementary to the quality of our innovative products. This distribution strategy allows us to leverage our expertise and technology across diverse applications, while remaining focused on our core competencies.

During the first quarter of 2005, we completed a research and development project leading to the introduction of our next-generation enteral feeding pump, the EnteraLite(R) Infinity(TM) at the American Society of Parenteral and Enteral Nutrition Annual Conference in January 2005. We were also notified that the EnteraLite(R) Infinity(TM) will be the recipient of a 2005 Medical Design Excellence Award in June of this year.

In the first quarter of 2005, we had consolidated revenue of $5,984,164 and net income of $45,153. We had consolidated revenue of $6,208,704 and net income of $208,781 for the same period in 2004. Revenue from the Therapeutics division and from our Applied Technology division constituted 48% and 52%, respectively, of our first quarter 2005 and 2004 consolidated revenue.

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

Results of Operations

Revenue decreased by 4% during the first quarter of 2005, compared to the first quarter of 2004. Revenue was $5,984,164 during the first quarter of 2005, compared to $6,208,704 for the first quarter of 2004. The decrease in revenue from last year's first quarter is largely due to a decrease of $130,000 or 17% in sales of our stationary enteral feeding delivery products within our Therapeutics division. Our EnteraLite(R) Infinity(TM) and EnteraLite(R) portable feeding pump and disposable set revenue and our international Therapeutics revenue held steady during the quarter compared to the first quarter of 2004. Our Applied Technology division revenue decreased 3% to $3.1 million during the first quarter of 2005, compared to $3.2 million in the first quarter of 2004. During the first quarter of 2005, surgical handpiece and sensor revenue increased approximately $70,000 or 3%, over the first quarter of 2004. Our engineering revenue held steady during the quarter, and our medical systems revenue decreased approximately $160,000 from the first quarter of 2004. During the first quarter of 2004, approximately $255,000 of Applied Technology medical systems revenue was deferred revenue generated by the sale of products manufactured for JTech, the Physical Evaluation business that was sold under a Stock Purchase Agreement in December 2003. During the first quarter of 2005, two customers each accounted for over 10% of our revenue.

Our gross profit as a percentage of revenue was approximately 36.5% for the first quarter of 2005, compared to 37.5% for the first quarter of 2004. We attribute the 1% decrease in gross profit to the different product mix delivered in each quarter. Variations in our gross profit in year over year comparison in our two divisions are due to product mix sold during the period within each division. Please refer to Note 7 of the Unaudited Consolidated Financial Statements for discussion of our business segments including gross profit and the Company's definition of contribution margin.

Depreciation and amortization expenses decreased to $173,901 in the first quarter 2005 from $214,293 in the first quarter 2004. The decrease is primarily due the various ages of our depreciable assets.

Selling, general and administrative expenses increased during the first quarter of 2005 to $1,790,379, compared to $1,688,147 for the first quarter of 2004. The increase is primarily related to increases in personnel and insurance costs.

We invested $321,656 in the research and development of new products during the first quarter of 2005, compared to $386,528 in the first quarter of 2004. In the first quarter of 2005, research and development costs represented approximately 5% of our revenue, compared with 6% in the first quarter of 2004. We are continuing our efforts to develop and introduce new proprietary products. Additionally, we are investing in developing proprietary component technologies for our contract manufacturing business. We expect research and development costs to be approximately 5% of revenue during 2005.

Operating income decreased to $74,470, 1% of revenue in the first quarter of 2005, compared to operating income $251,621, 4% of revenue in the first quarter of 2004. We had net income of $45,153, 1% of revenue in the first quarter of 2005, compared to net income of $208,781, 3% of revenue in the first quarter of 2004. The decrease in operating and net income during 2005, as compared to 2004, is primarily due to the combined effect of lower sales, changes in product mix and the resulting gross margin, and the increased selling, general and administrative expenses.

We had income tax expense of $2,635 in the first quarter of 2005, compared to income tax expense of $3,615 for the first quarter of 2004. Income tax expense in 2005 and 2004 represent minimum tax payments due to the various states where the Company is required to file. We expect we will be able to realize a portion of the deferred tax asset related to net operating loss carry forwards in 2005, which would result in a partial reversal of the related valuation allowance.

At March 31, 2005 and December 31, 2004, we had net current deferred tax assets of $0, since the deferred tax assets have been fully offset by a valuation allowance. Realization of our gross deferred tax assets is dependent on our ability to generate taxable income in the year the assets are realized. Under FAS 109 Accounting for Income Taxes, guidance has been issued relating to cumulative losses in recent years. Under this guidance, when there is a cumulative pretax loss for financial reporting for the current and two preceding years and a company does not have objective planning strategies designed to realize its deferred tax assets, generally no deferred tax asset should be recognized. In following this guidance management has established a full valuation allowance for all deferred tax assets. We are allowed to realize a portion of the valuation allowance as we have taxable income.

As of March 31, 2005, our backlog of customer orders was $5,410,000, compared to $5,255,000 on March 31, 2004. We estimate that approximately 90% of the backlog will be shipped before December 31, 2005. Our backlog is for contract manufacturing only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by our customers.

Liquidity and Capital Resources

Our primary sources of liquidity have consisted of cash flow from operations, borrowings under our revolving line of credit and other financial arrangements described below. In prior years, we also have increased working capital through the issuance of stock and we may do so in the future.

Cash flows used in operating activities for the first quarter of 2005 were $581,779, compared to cash flows provided by operating activities for the first quarter of 2004 of $922,415. The change in cash flows during the first quarter of 2005 was primarily associated with the changes in net income, an increase in accounts receivable balances due to substantial product sales in the third month of the current quarter, and a decrease in accounts payable.

Our working capital at March 31, 2005 was $6,065,141, compared to $6,220,219 at March 31, 2004. The portion of working capital represented by cash at such dates was $272,168 and $663,600 respectively. The ratio of current assets to current liabilities decreased to 3.03 at March 31, 2005, from 4.02 at March 31, 2004.

We have a $3,000,000 open line of credit arrangement with a financial institution. The line of credit matures on May 29, 2006, is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate, 5.75% at March 31, 2005 and 5.25% at December 31, 2004. We owed $760,592 on the line of credit at March 31, 2005 and $0 at December 31, 2004. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. In the first quarter of 2005, the Company failed to meet one financial covenant of the line of credit. The Company received a waiver for such covenant. The Company anticipates that it will fail to meet this same covenant in the second quarter of 2005, and has informed the financial institution. The line of credit was renewed on May 2, 2005. As of December 31, 2004, the Company was in compliance with all financial covenants.

On April 18, 2001, we entered into a Term Loan Agreement with a bank for the amount of $1,000,000. This agreement is secured by our manufacturing facility. The proceeds from the Term Loan Agreement were used to reduce the balance on our line of credit. The agreement was originally due on May 15, 2003. The Term Loan Agreement which was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term at an interest rate of 5.4%. We owed $806,567 on the Term Loan Agreement at March 31, 2005.

In 1997, we completed construction of our 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was $2,591,177. In 1996, we negotiated a $2.0 million Industrial Development Bond ("IDB") to finance this construction. As of March 31, 2005, the remaining principal balance on the IBD was $1,300,000. During the first three months of 2005, the interest paid monthly ranged from 1.83% to 2.11% (APR).

Purchases of leasehold improvements to our facilities, tooling and new engineering, production and testing equipment totaled $103,092 for the first three months of 2005, compared to $41,146 for the first three months of 2004. We expect to spend approximately $850,000 during the remainder of 2005 for additional manufacturing equipment and software, for normal replacement of aging equipment, and manufacturing tooling related to our proprietary products.

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

Critical Accounting Policies and Estimates

In response to the SEC's Release numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Our significant accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Product and Inventory Obsolescence

Rapid change and technological innovation characterize the marketplace for medical products. As a result, we and our customers are subject to the risk of product and inventory obsolescence, whether from prolonged development, government approval cycles, or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer's medical product was designed is no longer an element of a generally accepted diagnostic or therapeutic regimen. Accordingly, we write down inventory that we believe is in excess or obsolete. Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

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

Revenue Recognition

We recognize revenue from products sold directly to distributors and end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made and title has passed, and collectibility is reasonably assured. If such criteria are not met, revenue is deferred.

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

In accordance with SFAS No. 142 goodwill and indefinite-lived intangible assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach, rather than the undiscounted cash flows approach previously required. We are annually required to complete Step 1 (determining and comparing the fair value of our reporting units to their carrying values, as of March 31, 2005, we had one reporting unit with goodwill) of the impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value, involves the calculation of the implied fair value of goodwill. We will complete Step 1 of the impairment assessment for the reporting unit with goodwill at its annual impairment testing date in the second quarter of 2005.

Net intangible assets and goodwill amounted to approximately $4.4 million as of March 31, 2005. Net fixed assets amounted to approximately $4.3 million as of March 31, 2005.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore our deferred tax asset may not be ultimately realized. As of March 31, 2005 a full valuation has been recorded for all deferred tax assets.

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

--------------------------------------------------------------------------------

                 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK
--------------------------------------------------------------------------------

For quantitative and qualitative disclosures about market risk affecting ZEVEX, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2004.

--------------------------------------------------------------------------------

                         ITEM 4. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------
Our management, including our CEO and CFO, has evaluated the effectiveness of our "disclosure controls and procedures" (the disclosure controls and other procedures that are designed to provide reasonable assurance that for recording, processing, summarizing, and reporting on a timely basis the information required to be disclosed in the periodic reports that we file with the U.S. Securities and Exchange Commission) as of the end of the first quarter.
The evaluation of our disclosure controls by the CEO and CFO included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of March 31, 2005, and subject to the inherent limitations as described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, they are not aware of any change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION
--------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

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


         31.01     Rule 13a-14(a)/15d-14(a)
                  Certification of Chief Executive Officer

         31.02     Rule 13a-14(a)/15d-14(a)
                  Certification of Chief Financial Officer

         32.01     Section 1350 Certification of Chief Executive Officer

         32.02     Section 1350 Certification of Chief Financial Officer

         (b) Reports on Form 8-K.

                  On April 5, 2005, a Form 8-K was filed to disclose financial results for the fourth quarter and year ending December 31, 2004.

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

Dated:  May 4, 2005

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


Dated:  May 4, 2005
                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

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


Dated:  May 4, 2005
                                     By   /s/ Phillip L. McStotts
                                       -----------------------------
                                       Phillip L. McStotts, CFO
                                      (Chief Financial Officer)

                                                                  EXHIBIT 32.01

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER,
          AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, David J. McNally, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:


         (i) The accompanying quarterly report on Form 10-Q for the quarter ended March 31, 2005, fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         (ii) The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated:  May 4, 2005

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

                                                                  EXHIBIT 32.02

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER,
          AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Phillip L. McStotts, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:


         (i) The accompanying quarterly report on Form 10-Q for the quarter ended March 31, 2005, fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         (ii) The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated:  May 4, 2005

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