Form 10-Q
period 2005-06-30
ZEVEX INTERNATIONAL INC
filed 2005-08-04
CIK 827056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 22, 2005, the Company had outstanding 3,407,617 shares of common stock, par value $0.001 per share.

                             ZEVEX INTERNATIONAL, INC.

                                    FORM 10-Q
                     For the Six Months Ended June 30, 2005


                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements:

        Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004               4

        Consolidated Statements of Operations for the three month and six month
         periods ended June 30, 2005 and 2004                                               5

        Consolidated Statements of Cash Flows for the six month periods ended
         June 30, 2005 and 2004                                                             6

        Notes to Consolidated Financial Statements                                          7

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                          12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                         18

Item 4. Controls and Procedures                                                            18

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                        19

Item 4. Submission of Matters to a Vote of Security Holders                                19

Item 5. Other Information                                                                  19

Item 6. Exhibits and Reports on Form 8-K                                                   20

Signatures                                                                                 21


                                     PART I

                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

               ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q
-------------------------------------------------------------------------------

ZEVEX International, Inc. ("ZEVEX" or the "Company") files herewith balance sheets of ZEVEX as of June 30, 2005, (unaudited) and December 31, 2004, and the related (unaudited) statements of operations for the respective three month and six month periods ended June 30, 2005 and 2004 and the related (unaudited) statements of cash flows for the six month periods ended June 30, 2005 and 2004. In the opinion of ZEVEX's management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of ZEVEX for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of ZEVEX and the notes thereto included in the Annual Report of ZEVEX on Form 10-K for the year ended December 31, 2004.

                                    ZEVEX INTERNATIONAL, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                                                        June 30,     December 31,
                                                                          2005           2004
                             ASSETS                                    (unaudited)
                                                                      -------------- --------------

Current assets
     Cash and cash equivalents                                            $ 225,858      $ 212,859
     Designated cash for sinking fund payment on industrial
        development bond                                                     46,622         96,042
     Accounts receivable, net of allowance for doubtful
        accounts of $158,000 and $192,000                                 4,311,949      3,563,436
     Other receivable                                                             -         35,500
     Inventories                                                          4,087,300      4,584,755
     Marketable securities                                                   37,800         29,250
     Prepaid expenses and other current assets                              135,531        149,690
     Total current assets                                                 8,845,060      8,671,532

     Property and equipment, net                                          4,407,147      4,345,942
     Patents, trademarks and other intangibles, net                         340,252        335,244
     Goodwill, net                                                        4,048,264      4,048,264
     Total assets                                                      $ 17,640,723    $17,400,982

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                   $ 1,428,532    $ 1,949,618
     Other accrued liabilities                                              736,505        606,734
     Bank line of credit                                                    517,405              -
     Income taxes payable                                                     2,005          2,005
     Current portion of industrial development bond                         100,000        100,000
     Current portion of other long-term debt                                 54,712         53,246
     Total current liabilities                                            2,839,159      2,711,603

     Industrial development bond                                          1,100,000      1,200,000
     Other long-term debt                                                   738,635        766,362

Stockholders' equity
     Common stock; $.001 par value, 10,000,000
        authorized shares, 3,444,704 issued and 3,405,471
        outstanding at June 30, 2005 and December 31, 2004                    3,445          3,440
     Additional paid in capital                                          16,308,188     16,290,452
     Unrealized loss on marketable securities                               (9,975)       (18,525)
     Treasury stock, 39,233 shares (at cost) at
        June 30, 2005 and December 31, 2004                                (89,422)       (89,422)
     Accumulated deficit                                                (3,249,307)    (3,462,928)
     Total stockholders' equity                                           2,962,929     12,723,017
     Total liabilities and stockholders' equity                        $ 17,640,723    $17,400,982

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three months ended                       Six months ended
                                                      June 30                                 June 30,
                                              2005                2004                  2005          2004
                                           (unaudited)         (unaudited)          (unaudited)    (unaudited)
                                           ------------        ---------------------------------- --------------
                                           ------------        ---------------------------------- --------------
Revenue:
     Product sales                          $ 6,645,727         $ 5,878,725          $ 12,527,181  $ 11,993,257
     Engineering services                       151,926             345,272               254,636       439,444
     Total revenue                            6,797,653           6,223,997            12,781,817    12,432,701

     Cost of sales                           4,329,168           3,793,241             8,126,827      7,675,649
Gross profit                                 2,468,485           2,430,756             4,654,990      4,757,052

Operating expenses:
     General and administrative              1,153,933           1,268,273             2,128,612      2,158,974
     Selling and marketing                     857,357             745,004             1,673,057      1,542,450
     Research and development                  243,972             179,115               565,628        565,643
Total operating expenses                     2,255,262           2,192,392             4,367,297      4,267,067

Operating income                               213,223             238,364               287,693        489,985

Other income (expense):
     Interest and other income                  13,426               3,070                16,555          4,856
     Interest expense                          (58,181)            (48,542)              (87,992)       (89,553)
Income before income taxes                     168,468             192,892               216,256        405,288

Provision for income taxes                          -                   -                 (2,635)        (3,615)

Net income                                   $ 168,468           $ 192,892             $ 213,621      $ 401,673


Basic net income per share                     $ 0.05              $ 0.06                $ 0.06         $ 0.12

Weighted average shares outstanding         3,405,322           3,400,964             3,403,155      3,400,964

Diluted net income per share                   $ 0.05              $ 0.06                $ 0.06         $ 0.12

Diluted weighted average shares outstanding 3,506,609           3,438,380             3,510,118      3,448,263

                            ZEVEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six months ended June 30,
                                                                         2005           2004
                                                                     (unaudited)    (unaudited)
                                                                     -------------  -------------
                                                                     -------------  -------------
Cash flows from operating activities
Net income                                                              $ 213,621      $ 401,673
Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                        349,194        427,211
     Stock issued for services                                             17,741              -
     Provision for bad debts                                                4,120         (1,541)
     Changes in operating assets and liabilities
        Designated cash for sinking fund payment
           on industrial development bond                                  49,420         49,610
        Accounts receivable                                              (752,633)       149,265
        Inventories                                                       497,455        537,823
        Prepaid expenses and other assets                                  49,659        103,766
        Accounts payable                                                 (521,086)      (285,265)
        Accrued and other liabilities                                     129,771        257,393
        Deferred revenue                                                        -       (412,024)
        Income taxes receivable/payable                                         -            339

Net cash provided by operating activities                                  37,262      1,228,250

Cash flows from investing activities
Purchase of property and equipment                                       (397,380)      (213,490)
Additions of patents and trademarks                                       (18,027)       (17,731)
Proceeds from other receivable from sale of business                            -        988,703

Net cash (used in) provided by investing activities                      (415,407)       757,482

Cash flows from financing activities
Principal payments on capital lease and long-term debt                    (26,261)      (106,989)
Payments on industrial development bond                                  (100,000)      (100,000)
Net proceeds from (payments on) bank line of credit                      517,405      (1,810,970)

Net cash provided by (used in) financing activities                      391,144      (2,017,959)

Net increase (decrease) in cash and cash equivalents                       12,999        (32,227)

Cash and cash equivalents at beginning of period                          212,859        668,089

Cash and cash equivalents at end of period                              $ 225,858      $ 635,862

                            ZEVEX INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

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

Statement 123(R) must be adopted no later than January 1, 2006 and the Company expects to adopt Statement 123(R) on that date. Statement 123(R) permits public companies to adopt its requirements using one of two methods, the "modified prospective" or the "modified retrospective." Management has not yet determined which method it will use. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123, as described in the disclosure of pro forma net income and earnings per share under the caption "Stock Based Compensation."

In May 2005, FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company's consolidated financial position or results of operations.

Stock Based Compensation

The Company follows the intrinsic value method of accounting as prescribed by APB No. 25 to account for employee stock options. No stock-based employee compensation cost has been recorded in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Had compensation expense for options under the Company's two stock-based compensation plans been determined based on the fair value of the options at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts for the three and six months ended June 30 as indicated below:


                                                            Three months ended                Six months ended
                                                      -------------------------------- --------------------------------
                                                         June 30, 2005   June 30, 2004    June 30, 2005   June 30, 2004
                                                      ---------------- --------------- ---------------- ---------------
 Net income as reported                                 $     168,468    $     192,892   $     213,621    $     401,673
   Less:  Stock   compensation   expense  determined
     under fair  value  method,  net of related  tax
     effects                                                  119,959          159,133         240,169          284,368
                                                      ---------------- --------------- ---------------- ---------------
                                                      ---------------- --------------- ---------------- ---------------
Pro forma net income (loss)                            $       48,509   $       33,759   $     (26,548)   $     117,305
                                                      ================ =============== ================ ===============
                                                      ================ =============== ================ ===============
 Earnings (loss) per share:
   Basic - as reported                                 $  0.05              $ 0.06              $ 0.06           $0.12
   Basic - pro forma                                   $  0.01              $ 0.01              $(0.01)          $0.03
   Diluted - as reported                               $  0.05              $ 0.06              $ 0.06           $0.12
   Diluted - pro forma                                 $  0.01              $ 0.01              $(0.01)          $0.03


2.  Debt

The Company maintains a $3,000,000 line of credit arrangement with a financial institution. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 6.25% at June 30, 2005 and 5.25% on December 31, 2004. The Company's balance on its line of credit was $517,405 at June 30, 2005 and $0 at December 31, 2004. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company's line of credit contains certain financial covenants. In the second quarter of 2005, the Company failed to meet one financial covenant of the line of credit. The Company received a waiver for such covenant. As of December 31, 2004, the Company was in compliance with all financial covenants. The line of credit matures on May 29, 2006.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by the Company's manufacturing facility. The note was due on May 15, 2003. The Term Loan Agreement which was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The Company owed $793,347 on the Term Loan Agreement at June 30, 2005.

3.  Related Party Transactions

During 2003, in response to the changing marketplaces of the Company's business segments, the Company evaluated its business opportunities and the need to refocus the Company on its core technologies. During this process, the Company examined and evaluated various options related to the divestiture of one or more business segments of the Company, partnering opportunities, and discontinuation of non-profitable product lines and business segments. In the fourth quarter of 2003 it was determined that the Company would divest itself of the Physical Evaluation business due to its continued decline in sales, escalating sales and marketing expenses, additional research and development costs of the new product line, and the negative contribution margin of the business segment. On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished through the sale of all the issued and outstanding capital stock of JTech, previously a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003 by and between the Company and Mr. Leonard C. Smith, a former employee, officer and director of the Company, for a negotiated purchase price of $1.2 million, which was recorded as an "other receivable" at December 31, 2003. Cash of $1,164,500 was received in 2004, and $35,500 was received in February 2005 when the Company satisfied certain obligations to JTech as set forth in the Stock Purchase Agreement. Such obligations included the requirement to deliver inventory, upon completion of production, and certain other equipment. The Company also had a manufacturing agreement for the manufacture of certain components and finished good products with JTech. Deferred revenue of $324,000 was recorded related to these obligations, all of which was realized in 2004. Additionally, pursuant to the Stock Purchase Agreement, the Company may receive additional payments from the purchaser based upon specifically identified JTech product sales in 2005. During the first six months of 2005 the Company received $12,824 under this agreement.

4.   Comprehensive Income

For the three month and six month periods ended June 30, 2005, the Company had comprehensive income of $170,628 and $222,171, respectively. For the three month and six month periods ended June 30, 2004, the Company had comprehensive income of $193,692 and $409,673, respectively.

5. Inventories

Inventories consist of the following:

                                                           June 30, 2005          December 31, 2004
                                                      -------------------------------------------------
Materials                                                $    2,623,175           $    2,761,508
Work in progress                                                513,043                  470,253
Finished goods, including completed subassemblies               951,082                1,352,994
                                                      -------------------------------------------------
                                                         $    4,087,300           $    4,584,755
                                                      =================================================

6. Net Income Per Common Share

Basic net income per common share is calculated by dividing net income for the period by the weighted-average number of the Company's common shares outstanding.

Diluted net income per common share includes the dilutive effect of options in the weighted-average number of the Company's common shares outstanding as calculated using the treasury stock method. For the three months ended June 30, 2005 and June 30, 2004, 383,750 option shares and 599,500 option shares, respectively, were not included because they were antidilutive. For the six months ended June 30, 2005 and June 30, 2004, 309,750 option shares and 554,500 option shares, respectively, were not included because they were antidilutive.

7. Business Segments

The Company operates in two business segments: Therapeutics and Applied Technology. The Therapeutics segment includes the manufacture and sale of feeding pumps and disposable sets used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). In the Applied Technology segment, the Company provides design and manufacturing services to medical device companies who, in turn, sell the Company's components and systems under private labels or incorporate them into their products. The Company evaluates the performance of the segments through gross profit, less selling and marketing expenses, and research and development expenses (or contribution margin). The Company does not allocate general and administrative expenses by segment. General and administrative expenses are included in Corporate and Unallocated amounts indicated below.

Segment information for the three months ended June 30, 2005 (in thousands) follows:

                                                                 Applied           Corporate and
                                          Therapeutics          Technology          Unallocated           Total
                                       -------------------- ------------------- -------------------- ----------------
                                       -------------------- ------------------- -------------------- ----------------
Revenue                                          $   3,617           $   3,181             $     --         $  6,798
Cost of sales                                        2,394               1,935                   --            4,329
                                       -------------------- ------------------- -------------------- ----------------
                                       -------------------- ------------------- -------------------- ----------------
Gross profit                                         1,223               1,246                   --            2,469
Selling and marketing                                  712                 146                   --              858
Research and development                               167                  77                   --              244
                                       -------------------- ------------------- -------------------- ----------------
                                       -------------------- ------------------- -------------------- ----------------
Contribution margin                                    344               1,023                   --            1,367
General and administrative                              --                  --                1,154            1,154
Other (income)/expenses                                 --                  --                   45               45
Provision for income taxes                              --                  --                   --               --
                                                                                                     ----------------
                                                                                                     ----------------
Net income                                                                                              $        168
                                                                                                     ================
                                                                                                     ================

Total assets                                       $   250           $   4,048            $  13,343         $ 17,641
                                       ==================== =================== ==================== ================

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. All assets other than those specifically identified fixed assets and goodwill are included in Corporate and Unallocated. The only specifically identified fixed assets include nutritional pumps and certain tooling, which are included in the Therapeutics segment. All other fixed assets are used jointly by the segments. Goodwill represents approximately $4,048,000 in the Applied Technology segment.

Segment information for the three months ended June 30, 2004 (in thousands) follows:


                                                                 Applied           Corporate and
                                          Therapeutics          Technology          Unallocated           Total
                                       -------------------- ------------------- -------------------- ----------------
                                       -------------------- ------------------- -------------------- ----------------
Revenue                                          $   3,366           $   2,858             $     --         $  6,224
Cost of sales                                        2,109               1,684                   --            3,793
                                       -------------------- ------------------- -------------------- ----------------
                                       -------------------- ------------------- -------------------- ----------------
Gross profit                                         1,257               1,174                   --            2,431
Selling and marketing                                  665                  80                   --              745
Research and development                               108                  71                   --              179
                                       -------------------- ------------------- -------------------- ----------------
                                       -------------------- ------------------- -------------------- ----------------
Contribution margin                                    484               1,023                   --            1,507
General and administrative                              --                  --                1,268            1,268
Other (income)/expenses                                 --                  --                   46               46
Provision for income taxes                              --                  --                   --               --
                                                                                                     ----------------
                                                                                                     ----------------
Net income                                                                                                   $   193
                                                                                                     ================
                                                                                                     ================

Total assets                                       $   558           $   4,048            $  12,965         $ 17,571
                                       ==================== =================== ==================== ================

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $4,048,000 in the Applied
Technology segment.

Segment information for the six months ended June 30, 2005 (in thousands) follows:

                                                                 Applied           Corporate and
                                          Therapeutics          Technology          Unallocated           Total
                                       -------------------- ------------------- -------------------- ----------------
                                       -------------------- ------------------- -------------------- ----------------
Revenue                                          $   6,489           $   6,293             $     --      $    12,782
Cost of sales                                        4,363               3,764                   --            8,127
                                       -------------------- ------------------- -------------------- ----------------
                                       -------------------- ------------------- -------------------- ----------------
Gross profit                                         2,126               2,529                   --            4,655
Selling and marketing                                1,400                 273                   --            1,673
Research and development                               296                 270                   --              566
                                       -------------------- ------------------- -------------------- ----------------
                                       -------------------- ------------------- -------------------- ----------------
Contribution margin                                    430               1,986                   --            2,416
General and administrative                              --                  --                2,128            2,128
Other (income)/expenses                                 --                  --                   71               71
Provision for income taxes                              --                  --                    3                3
                                                                                                     ----------------
                                                                                                     ----------------
Net income                                                                                             $         214
                                                                                                     ================


Segment information for the six months ended June 30, 2004 (in thousands) follows:


                                                                 Applied           Corporate and
                                          Therapeutics          Technology          Unallocated           Total
                                       -------------------- ------------------- -------------------- ----------------
                                       -------------------- ------------------- -------------------- ----------------
Revenue                                          $   6,361           $   6,072             $     --      $    12,433
Cost of sales                                        3,959               3,717                   --            7,676
                                       -------------------- ------------------- -------------------- ----------------
                                       -------------------- ------------------- -------------------- ----------------
Gross profit                                         2,402               2,355                   --            4,757
Selling and marketing                                1,370                 172                   --            1,542
Research and development                               308                 258                   --              566
                                       -------------------- ------------------- -------------------- ----------------
                                       -------------------- ------------------- -------------------- ----------------
Contribution margin                                    724               1,925                   --            2,649
General and administrative                              --                  --                2,159            2,159
Other (income)/expenses                                 --                  --                   85               85
Provision for income taxes                              --                  --                    4                4
                                                                                                     ----------------
                                                                                                     ----------------
Net income                                                                                               $       401
                                                                                                     ================

-------------------------------------------------------------------------------
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, such forward-looking statements may be identified by the use of words such as "estimate," "believe," "project," "anticipate" and similar expressions, and together with other discussion of future trends or results, are intended to identify forward-looking statements. Such statements, which include our statements about the level of anticipated expenses during 2005 and our liquidity position, are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and we disclaim any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause us not to achieve the benefits contemplated herein, or otherwise cause our results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to our growth and operating strategies; (iii) loss or retirement of key members of management; (iv) increase in interest rates of our cost of borrowing, or a default under any material debt agreement; (v) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (vi) loss of customers; (vii) inability to achieve future sales;
(viii) the unavailability of sufficient funds for operations or capital expenditures; and (ix) inability to introduce new products as planned. Many of such factors are beyond our control. Please refer to our SEC Form 10-K for the fiscal year ended December 31, 2004 for additional cautionary statements.

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

During the first quarter of 2005, we completed a research and development project leading to the introduction of our next-generation enteral feeding pump, the EnteraLite(R) Infinity(TM), at the American Society of Parenteral and Enteral Nutrition Annual Conference in January 2005. In June 2005, we were the recipient of a 2005 Silver Medical Design Excellence Award for the EnteraLite(R) Infinity(TM) at the Medical Design & Manufacturing East trade show in New York City, as well as being part of the design team that received a 2005 Gold Medical Design Excellence Award at the same show on another project for a division of Baxter Healthcare.

In the second quarter of 2005, we had consolidated revenue of $6,797,653 and net income of $168,468 compared to consolidated revenue of $6,223,997 and net income of $192,892 for the second quarter of 2004. We had consolidated revenue for the first six months of 2005 of $12,781,817 and net income of $213,621 compared to consolidated revenue of $12,432,701 and net income of $401,673 for the same period in 2004. Revenue from the Therapeutics division and from our Applied Technology division constituted 53% and 47%, respectively, of our second quarter 2005 consolidated revenue, compared to 54% and 46%, respectively, for the same period in 2004. Revenue from the Therapeutics division and from our Applied Technology division constituted 51% and 49%, respectively, for the first six months of 2005 consolidated revenue, compared to 51% and 49%, respectively, for the first six months of 2004.

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

Our Applied Technology Division

We also provide design and manufacturing services in a multi-billion dollar market to worldwide medical device leaders who, in turn, sell our components and systems under private label or incorporate them into their products. We call this our Applied Technology division. These OEM (Original Equipment Manufacturer) products include ultrasonic sensors and surgical handpieces, optoelectronic components, and electronic instruments. Our operation in Salt Lake City has been certified to world-class medical device quality standards, meeting ISO 9001:1994 and ISO 13485:1996 certification requirements, and we employ a quality system developed to meet the U. S. Food and Drug Administration's Good Manufacturing Practices.

Results of Operations

Revenue increased by 9% during the second quarter of 2005 compared to the second quarter of 2004. Revenue was $6,797,653 during the second quarter of 2005, compared to $6,223,997 for the second quarter of 2004. Our Therapeutics division revenue increased 7% to $3,616,437 during the second quarter of 2005 compared to $3,366,001 in the second quarter of 2004. The increase in revenue from last year's second quarter is largely due to an increase of $275,000, or 14%, in our EnteraLite(R) Infinity(TM) and EnteraLite(R) portable feeding pump and disposable set revenue over the second quarter of 2004. Our international Therapeutics revenue increased $50,000, or 7%, during the quarter compared to the second quarter of 2004. This increase was partially offset by a decrease of $80,000, or 13%, in sales of our stationary enteral feeding delivery products within our Therapeutics division. Our Applied Technology division revenue increased 11% to $3,181,217 during the second quarter of 2005, compared to $2,857,997 in the second quarter of 2004. Specifically, during the second quarter of 2005, surgical handpiece and sensor revenue increased approximately $35,000, or 2% over the second quarter of 2004. Our Applied Technology engineering revenue increased approximately $50,000 during the quarter, and our medical systems revenue increased approximately $240,000, or 44%, from the second quarter of 2004. During the second quarter of 2005, one customer accounted for over 10% of our revenue.

Revenue increased by 3% during the first six months of 2005 compared to the first six months of 2004. Revenue was $12,781,817 during the six month period ended June 30, 2005, compared to $12,432,701 for the same period of 2004. Our Therapeutics division revenue increased 2% to $6,489,293 during the first six months of 2005 compared to $6,360,811 in the first six months of 2004. The increase in revenue from last year's first six months is due to an increase of $250,000, or 7%, in our EnteraLite(R) Infinity(TM) and EnteraLite(R) portable feeding pump and disposable set revenue over the first six months of 2004. Our international Therapeutics revenue increased $100,000, or 8%, during the first six months of 2005 compared to the first six months of 2004. This increase was partially offset by a decrease of $210,000, or 15%, in sales of our stationary enteral feeding delivery products within our Therapeutics division. Our Applied Technology division revenue increased 4% to $6,292,524 during the first six months of 2005, compared to $6,071,890 in the first six months of 2004. During the first six months of 2005, surgical handpiece and sensor revenue increased approximately $100,000, or 2% over the first six months of 2004. Our Applied Technology engineering revenue increased approximately $45,000 during the first six months, and our medical systems revenue increased approximately $70,000, or 5%, from the first six months of 2004. During the first quarter of 2004, approximately $255,000 of Applied Technology medical systems revenue was deferred revenue generated by the sale of products manufactured for JTech, the Physical Evaluation business that was sold under a Stock Purchase Agreement in December 2003. During the first six months of 2005, one customer accounted for over 10% of our revenue.

Our gross profit as a percentage of revenue was approximately 36.3% for the second quarter of 2005 compared to 39.1% for the second quarter of 2004. Gross profit as a percentage of revenue was approximately 36.4% for the first six months of 2005, compared to 38.3% for the first six months of 2004. We primarily attribute the decrease in gross profit during the second quarter and first six months as compared to the prior year to the different product mix delivered during each period. In particular, the results for the second quarter of 2004 included $193,000 more in relatively high-margin engineering service revenue. Further, the second quarter of 2005 included a 1% change in gross profit due to the write-off of $67,000 in obsolete inventory. Without these factors, gross profit for product sales was approximately 36% for these periods. Please refer to Note 7 of the Unaudited Consolidated Financial Statements for discussion of our business segments including gross profit and our definition of contribution margin.

Depreciation and amortization expenses decreased to $175,293 in the second quarter 2005 from $212,918 in the second quarter of 2004, and $349,194 in the first six months of 2005 from $427,211 in the first six months of 2004. The decrease is primarily due to the various ages of our depreciable assets.

Selling, general and administrative expenses during the second quarter of 2005 were $2,011,290, compared to $2,013,277 for the second quarter of 2004. During the first six months of 2005 selling, general and administrative expenses increased to $3,801,669 compared to $3,701,424 for the first six months of 2004. The increase is primarily related to increases in personnel and insurance costs.

We invested $243,972 in the research and development of new products during the second quarter of 2005 compared to $179,115 in the second quarter of 2004. For the six month period ended June 30, 2005, we invested $565,628 in research and development, compared to $565,643 for the same period of 2004. In the second quarter of 2005, research and development costs represented approximately 4% of our revenue, compared with 3% in the second quarter of 2004, and approximately 4.5% of our revenue for the first six months of both 2005 and 2004. We are continuing our efforts to develop and introduce new proprietary products. Additionally, we are investing in developing proprietary component technologies for our applied technology business. We expect research and development costs to be approximately 5% of revenue during 2005.

Operating income decreased to $213,223, 3% of revenue in the second quarter of 2005 compared to operating income $238,364, 4% of revenue in the second quarter of 2004, and decreased to $287,693, 2% of revenue for the first six months of 2005 compared to operating income of $489,985, 4% of revenue for the first six months of 2004. We had net income of $168,468, 2% of revenue in the second quarter of 2005 compared to net income of $192,892, 3% of revenue in the second quarter of 2004, and net income of $213,621, 2% of revenue in the first six months of 2005 compared to net income of $401,673, 3% of revenue in the first six months of 2004. The decrease in operating and net income during 2005, as compared to 2004, is primarily due to the combined effect of changes in product mix and the resulting gross margin, and the increased selling, general and administrative expenses.

We had income tax expense of $0 in the second quarters of both 2005 and 2004, and income tax expense of $2,635 in the first six months of 2005 compared to income tax expense of $3,615 for the first six months of 2004. Income tax expense in 2005 and 2004 represents minimum tax payments due to the various states in which we are required to file. We expect we will be able to realize a portion of the deferred tax asset related to net operating loss carryforward in 2005, which would result in a partial reversal of the related valuation allowance.

At June 30, 2005 and December 31, 2004, we had net current deferred tax assets of $0, since the deferred tax assets have been fully offset by a valuation allowance. Realization of our gross deferred tax assets is dependent on our ability to generate taxable income in the year the assets are realized. Under FAS 109 Accounting for Income Taxes, guidance has been issued relating to cumulative losses in recent years. Under this guidance, when there is a cumulative pretax loss for financial reporting for the current and two preceding years and a company does not have objective planning strategies designed to realize its deferred tax assets, generally no deferred tax asset should be recognized. In following this guidance, management has established a full valuation allowance for all deferred tax assets. We expect to reverse a portion of the related valuation allowance as we realize the underlying deferred tax asset.

As of June 30, 2005, our backlog of customer orders was $5,435,000 compared to $3,337,000 on June 30, 2004. We estimate that approximately 65% of the backlog will be shipped before December 31, 2005. Our backlog is for contract manufacturing within the Apllied Tachnology division only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by our customers.

Liquidity and Capital Resources

Our primary sources of liquidity have consisted of cash flow from operations, borrowings under our revolving line of credit and other financial arrangements described below. In prior years, we also have increased working capital through the issuance of stock and we may do so in the future.

Cash flows provided by operating activities for the first six months of 2005 were $37,262, compared to cash flows provided by operating activities for the first six months of 2004 of $1,228,250. The change in cash flows during the first six months of 2005 was primarily associated with the changes in net income, an increase in accounts receivable balances due to substantial product sales in the third month of the current quarter, and a decrease in accounts payable partially offset by a decrease in inventory.

Our working capital at June 30, 2005 was $6,005,901 compared to $6,332,779 at June 30, 2004. The portion of working capital represented by cash at such dates was $225,858 and $635,862 respectively. The ratio of current assets to current liabilities decreased to 3.12 at June 30, 2005 from 3.82 at June 30, 2004.

We have a $3,000,000 open line of credit arrangement with a financial institution. The line of credit matures on May 29, 2006, is collateralized by accounts receivable and inventories, and bears interest at the financial institution's prime rate, 6.25% at June 30, 2005 and 5.25% at December 31, 2004. We owed $517,405 on the line of credit at June 30, 2005 and $0 at December 31, 2004. Under the line of credit agreement, we are restricted from declaring cash dividends. In addition, our line of credit contains certain financial covenants. In the second quarter of 2005, we failed to meet one financial covenant of the line of credit. We received a waiver for such covenant. As of December 31, 2004, we were in compliance with all financial covenants. The line of credit was renewed on May 2, 2005.

On April 18, 2001, we entered into a Term Loan Agreement with a bank for the amount of $1,000,000. This agreement is secured by our manufacturing facility. The proceeds from the Term Loan Agreement were used to reduce the balance on our line of credit. The agreement was originally due on May 15, 2003. The Term Loan Agreement which was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term at an interest rate of 5.4%. We owed $793,347 on the Term Loan Agreement at June 30, 2005.

In 1997, we completed construction of our 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was $2,591,177. In 1996, we negotiated a $2.0 million Industrial Development Bond ("IDB") to finance this construction. As of June 30, 2005, the remaining principal balance on the IDB was $1,200,000. During the first six months of 2005, the interest paid monthly ranged from 1.83% to 3.09% (APR).

Purchases of leasehold improvements to our facilities, tooling and new engineering, production and testing equipment totaled $397,380 for the first six months of 2005 compared to $213,490 for the first six months of 2004. We expect to spend approximately $600,000 during the remainder of 2005 for additional manufacturing equipment and software, for normal replacement of aging equipment, and manufacturing tooling related to our proprietary products.

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

Critical Accounting Policies and Estimates

In response to the SEC's Release numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Our significant accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2004.

We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are material to the portrayal of our financial statements and they require our most difficult, subjective, or complex judgments in the preparation of our consolidated financial statements.

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

We recognize revenue from products sold to distributors when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made and title has passed, and collectibility is reasonably assured. If such criteria are not met, revenue is deferred. There are no post-shipment obligations other than warranty service related to the product, no rights to return the product unless it is defective, no price protection, and no volume pricing rebates or stock rotation rights.

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

In accordance with SFAS No. 142 goodwill and indefinite-lived intangible assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach, rather than the undiscounted cash flows approach previously required. We are annually required to complete Step 1 of the impairment test (determining and comparing the fair value of our reporting units to their carrying values). As of March 31, 2005, we had one reporting unit with goodwill. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value and involves the calculation of the implied fair value of goodwill. We completed Step 1 of the impairment assessment for the reporting unit with goodwill at its annual impairment testing date in the second quarter of 2005. Based upon our valuation procedures, we determined that the fair value of the reporting unit exceeded its carrying value. As such, we were not required to complete Step 2 of the impairment test and no impairment loss was recognized.

Net intangible assets and goodwill amounted to approximately $4.4 million as of June 30, 2005. Net fixed assets amounted to approximately $4.4 million as of June 30, 2005.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore our deferred tax asset may not be ultimately realized. As of June 30, 2005 a full valuation has been recorded for all deferred tax assets.

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

Based on their review and evaluation as of June 30, 2005, and subject to the inherent limitations as described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, they are not aware of any change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION
-------------------------------------------------------------------------------

       ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------------------

During the second quarter ending June 30, 2005, there were 4,507 shares of Common Stock issued to John T. Lemley, Chairman of Board for services rendered during the first quarter of 2005. The share conversion price was $3.60 per share as compared to the quoted market price on such shares which ranged from $3.91 to $4.00 per share when the services were performed. The shares issued for services were issued pursuant to the exemption form registration under SEC Rule 506.

-------------------------------------------------------------------------------

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

ZEVEX held its Annual Meeting of the Shareholders on May 18, 2005. At the Annual Meeting, Phillip L. McStotts, David B. Kaysen and Dan M. Robertson were elected to serve for a three-year term expiring at the 2008 Annual Meeting. The following table summarizes the tabulation for each director nominee.

---------------------------- -------------------------- -------------------------- --------------------------
Director nominee             Votes cast For             Votes Against              Votes Abstained
---------------------------- -------------------------- -------------------------- --------------------------
---------------------------- -------------------------- -------------------------- --------------------------
Phillip L. McStotts          3,230,662                    53,370                   0
---------------------------- -------------------------- -------------------------- --------------------------
---------------------------- -------------------------- -------------------------- --------------------------
David B. Kaysen              3,158,624                  125,408                    0
---------------------------- -------------------------- -------------------------- --------------------------
---------------------------- -------------------------- -------------------------- --------------------------
Dan M. Robertson             3,158,624                  125,408                    0
---------------------------- -------------------------- -------------------------- --------------------------

Directors whose three-year term of office continued after the meeting were:
David J. McNally and Bradly A. Oldroyd, whose term expires at the 2006 Annual Meeting and John T. Lemley and Richard L. Shanaman whose terms expire at the 2007 Annual Meeting. Also, at the meeting, the shareholders were asked to ratify the appointment of Ernst & Young LLP, Independent Registered Public Accounting Firm, as independent auditors for the year ending December 31, 2005. Those shareholders voting in favor of the proposal represent 3,259,482 shares of ZEVEX's common voting stock, 800 shares were voted against the proposal, 1,900 shares abstained from voting. No other matters were voted upon at the meeting.

-------------------------------------------------------------------------------

                            ITEM 5. OTHER INFORMATION
-------------------------------------------------------------------------------

On July 22, 2004, the Company executed several strategic agreements (the "Agreements") with Numico Trading B.V., a Netherlands corporation ("NTBV"), and Nutricia International B.V., a Netherlands corporation ("Nutricia", and, together with "NTBV", "Numico"). Nutricia and NTBV are wholly-owned subsidiaries of Royal Numico N.V., a Netherlands corporation, which is a world leader in the manufacturing and marketing of clinical nutrition products and related equipment and accessories. Pursuant to these Agreements, Numico became the exclusive distributor of certain ZEVEX enteral feeding pumps (the "Products") in over thirty countries, including parts of Africa, Asia, Australia, Europe, the Pacific Rim, and South America (the "Territory"). Also, pursuant to these Agreements, the Company will become the exclusive manufacturer and supplier to Numico of all clinical nutrition delivery pumps and accessories that are or will be commercialized and placed or sold by Numico within the Territory. In a news release, dated October 26, 2004, the Company disclosed that it had informally agreed with Numico to amend the Agreements to delay the roll-out of the Products and to make certain other amendments to these Agreements. Since the time of that informal agreement in October of 2004, the parties continued to work under the Agreements, but made no formal amendments to them.

On July 8, 2005, the Company executed the signature pages to the amended and restated Agreements (the "Amended Agreements") and delivered them to Numico. On July 29, 2005, the Company received from Numico the signature pages to the Amended Agreements that had been executed by Numico. The material amendments to these Amended Agreements are as follows: (1) the roll-out of the Products was extended by five months from January to May 2005 (and the Company first shipped Products in May 2005); (2) Numico now has the right to terminate all the Amended Agreements prior to December 31, 2005, if the Company fails to provide the Products according to Numico's requirements for the launch of the Products in specific countries within the Territory; and (3) certain other amendments, the performance of which has already been accomplished. The effective date of these Amended Agreements is May 31, 2005.

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

         (a)      Exhibits

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                                       Location if other
          No.     Title of Document                                    than attached hereto
         ------   -----------------                                    --------------------

         3.01*    Certificate of Incorporation                         Amendment No. 1 to Form S-1,
                                                                       filed October 24, 1997

         3.02*    Amended Bylaws                                       March 31, 2002 Form 10-Q
                                                                       filed May 10, 2002

         10.31    Amended and Restated Flocare 800 Manufacturing Agreement between ZEVEX International, Inc.
                  and Royal Numico, effective May 31, 2005.

         10.32    Amended and Restated Supply Agreement between ZEVEX International, Inc. and Royal Numico, effective May 31, 2005.

         10.33    Amended    and    Restated    Disposal    Set    Components    Supply    Agreement    between
                  ZEVEX International, Inc. and Royal Numico, effective May 31, 2005.

         10.34    Amended  and  Restated  License   Agreement  between  ZEVEX   International,   Inc.  and  Royal
                  Numico, effective May 31, 2005.

         10.35    Amended  and  Restated  License   Agreement  between  ZEVEX   International,   Inc.  and  Royal
                  Numico, effective May 31, 2005.

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

Dated:  August 4, 2005

                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)

                                      By   /s/ Phillip L. McStotts
                                        ------------------------------
                                       Phillip L. McStotts, Secretary
                                       (Principal Financial Officer)

                                                                  Exhibit 10.31


              CONFIDENTIAL INFORMATION OF ZEVEX International, Inc.

[Confidential treatment has been requested as to certain portions of this document. Each such portion, which has been omitted herein and replaced with an asterisk [***], has been filed separately with the Securities and Exchange Commission.]



          AMENDED AND RESTATED FLOCARE 800 PUMP MANUFACTURING AGREEMENT


         THIS AMENDED AND RESTATED FLOCARE 800 PUMP MANUFACTURING AGREEMENT (this "Agreement") is entered into as of May 31, 2005 (the "Amendment Effective Date"), by and between NUMICO TRADING B.V., a Netherlands corporation with its principal offices at WTC Schiphol Airport, Tower E, Schiphol Boulevard 105, 1118 ZN Schiphol Airport, The Netherlands ("Numico"), NUTRICIA INTERNATIONAL B.V., a Netherlands corporation with its principal offices at WTC Schiphol Airport, Tower E, Schiphol Boulevard 105, 1118 ZN Schiphol Airport, The Netherlands ("Nutricia", and, together with Numico, "Customer"), and ZEVEX INTERNATIONAL, INC., a Delaware corporation, with its principal offices at 4314 ZEVEX Park Lane, Salt Lake City, Utah ("Supplier").

                                    RECITALS

         A. Numico, Nutricia and Supplier entered into a Flocare 800 Pump Manufacturing Agreement dated as of July 20, 2004.

         B. Numico and Nutricia are wholly-owned subsidiaries of Royal Numico N.V. ("Royal Numico"), which is a world leader in the manufacturing and marketing of clinical nutrition products and related equipment and accessories.

         C. Nutricia is a world leader in the manufacture and marketing of clinical nutrition products.

         D. Numico specializes in the procurement of raw materials, packaging materials and fully-finished products for use in the Nutricia clinical nutrition business.

         E. Supplier is engaged in the business of developing, manufacturing and marketing clinical nutrition delivery devices and accessories.

         F. The parties desire that Supplier manufacture and supply to Customer Nutricia Flocare 800 Pumps, a pump that is currently manufactured by Nutricia, all in accordance with the terms and conditions of this Agreement.

         G. The parties wish to fully amend and restate the Flocare 800 Pump Manufacturing Agreement in its entirety.


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

                  "[***] Disposable Set Components License Agreement" means that certain Amended and Restated License Agreement for the [***] Disposable Set Components of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

                  "[***] Disposable Set Components Supply Agreement" means that certain Amended and Restated [***] Disposable Set Components Supply Agreement of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

                  "[***] Pump License Agreement" means that certain Amended and Restated License Agreement for the Flocare [***] Pump of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

                  "[***] Pump Supply Agreement" means the Amended and Restated [***] Pump Supply Agreement of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

                  "Initial Product Prices" means the prices at which Supplied Products shall be sold by Supplier to Customer or its affiliates, which will be calculated and determined in accordance with the formulas set forth in Exhibit A hereto.

                  "Maintenance and Service Agreement" means that certain Maintenance and Service Agreement between the parties (or a subsequently amended version of such agreement, if any).

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

                  "Supplier's Facility" means Supplier's manufacturing facility located at 4314 ZEVEX Park Lane, Salt Lake City, Utah, 84123.

                  "Supplier Intellectual Property" shall mean the Pre-Owned or Nonspecific Technology and Manufacturing Processes (as defined in
         Section 13(c) below).

                  "Territory" shall mean the countries designated in the following chart:

   ---------------------------------------------------------------------------- ---------------------------------------------
   Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy,   Bulgaria, Czech Republic, Hungary, Poland,
   Latvia, Luxembourg,The Netherlands, Norway, Portugal, Spain, Sweden,           Slovakia, Ukraine, United Arab Emirates,
   Switzerland, United Kingdom                                                    Russia, Turkey ,
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


2. Effective Date and Term. The term of this Agreement began on July 20, 2004 (the "Effective Date"), and is perpetual (the "Term"); provided that at any time on or after January 1, 2008, either party may give notice to the other of its intention, for any reason, not to extend the Term of this Agreement, and, if such notice is given, the term of this Agreement shall expire two years from the date of such notice, unless it is earlier terminated pursuant to Section 15 below.

3. Appointment of Supplier. Subject to the other provisions of this Agreement, Customer hereby appoints Supplier, and Supplier hereby accepts such appointment, as a manufacturer and supplier of Flocare 800 Pumps to Customer in the Territory.

4.       Certain Mutual Obligations.

(a)      Development of Transition Plan for Supplied Products. Within thirty
         (30) days after the Phase-Out Date (as that term is defined in Section 5(d)(iii) of the [***] Pump Supply Agreement), the parties will work together in good faith to develop a plan (the "Transition Plan") for transitioning all manufacturing functions relating to the Flocare 800 Pump to Supplier within twelve (12) months of the Phase-Out. The Transition Plan shall address in detail such issues as the transition of component suppliers from Customer to Supplier, assistance with regulatory matters, etc. Upon satisfaction of all conditions contained in the Transition Plan, the appointment of Supplier in Section 3 shall become an exclusive appointment such that Supplier shall be the exclusive manufacturer and supplier of Flocare 800 Pumps to Customer in the Territory. Notwithstanding anything to the contrary in this Agreement or any of the Related Agreements, Customer shall be free to obtain, manufacture, commercialize, market, place and sell Flocare 800 Pumps at all times prior to the Phase-Out Date.

(b) Review of Contingency Plan. Supplier has provided Customer with Supplier's proposed contingency plans for failure to meet any supply obligations set forth in the Agreement (the "Contingency Plan") to ensure continuity of supply in the event of adverse actions by Supplier or Supplier's suppliers. The parties will review such Contingency Plan and proposed changes thereto and will use good faith efforts to develop mutually acceptable updates at Quarterly Meetings (as defined in Section 7(f)(ii) below).

5.       Certain Customer Obligations.

(a) Customer will establish and maintain a Declaration of Conformity on Supplied Products to establish the CE Mark for the Supplied Products, establishing Nutricia Medical Devices B.V. (Schiphol Boulevard, 261 1118 BH, Schiphol Airport, The Netherlands) as the legal manufacturer of the Supplied Products in the Territory.

(b) Subject to Section 4(a) of this Agreement and the provisions of the [***] Pump Agreement regarding exceptions to exclusivity, Customer will only place or sell in the Territory clinical nutrition pumps, [***] Pump Accessories (as defined in the [***] Pump Agreement), and [***] Disposable Sets (as defined in the [***] Pump Agreement) made from components that it has purchased from Supplier under this Agreement and/or the [***] Pump Agreement; provided, however, that:

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

(c)      Purchase Commitment.

(i)      Minimum  Purchase  Commitment;  Adjusted  Minimum  Purchase  Commitment
         -----------------------------------------------------------------------
         Customer  agrees to purchase  the  Adjusted  Minimum
         Purchase Commitment of the Flocare 800 Pump in each calendar year during the Term beginning January 1, 2005. If Customer fails to purchase the Adjusted Minimum Purchase Commitment of Flocare 800 Pumps on or before December 15th of any given calendar year during the Term (beginning with the calendar year that commences January 1, 2005), then Customer shall pay to Supplier [***] U.S. dollars
         (US $[***]) in immediately available funds for each Flocare 800 Pump by which Customer was short of the Adjusted Minimum Purchase Commitment for that calendar year. Such fees will be invoiced by Supplier to Customer on or before December 31st of the year to which they apply, and Customer will pay such fees within 90 days of the end of the month in which they are invoiced. If Customer timely pays in full any payment arising under the previous sentence, then such payment will be deemed to fully satisfy Customer's obligations with respect to the Minimum Purchase Commitment of Supplied Products for that calendar year. In that case, Customer's failure to fulfill its Minimum Purchase Commitment of Supplied Products for that calendar year will not thereafter be deemed a breach of this Agreement, and, if it was previously deemed a breach, such breach will be deemed cured by such full and timely payment.

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

(ii)     Suppliers.
         ---------
         Supplier will exert Commercially Reasonable Efforts to assist Customer in gaining access and documentation from any supplier used by Supplier in performing its obligations hereunder. Supplier will exert Commercially Reasonable Efforts to prevent its suppliers from supplying to any party other than Supplier (1) any patented components used in the Supplied Products, or (2) any components of the Supplied Products that are unique to the Supplied Products. To the extent Supplier, in connection with the revised launch and roll-out schedule of Flocare 800 Pumps as contemplated by this Amendment, adjusts its materials and components inventory or reschedules, cancels or otherwise modifies any orders placed to its suppliers, Supplier shall be solely responsible for any resulting costs and expenses
         (the parties agreeing that Customer has previously been reimbursed by Supplier for all such costs and expenses incurred by Customer).

(iii) Manufacturing Location. Supplier will manufacture and package the Supplied Products at Supplier's Facility.

(e) Production Readiness. On or before October 1, 2005, Supplier's production processes and quality control procedures will have been validated as determined by a KEMA audit, if required by KEMA, in order to maintain a CE mark for the Flocare 800 Pumps. Supplier will reimburse Customer for all costs and expenses incurred in connection with re-audits required by KEMA after the initial audit, if any, in order to obtain such initial validation. If Supplier fails to obtain such validation on or before October 1, 2005, Customer shall have the right, in its sole discretion, to terminate this Agreement, immediately upon written notice to Supplier.

(f) Compliance With Transition Plan. In the event Supplier fails to meet any of the provisions set forth in the Transition Plan, Customer shall have the right, in its sole discretion, to terminate this Agreement upon written notice to Supplier.

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

(d)      Supplying Supplied Products.

(i)      Forecasts for Supplied  Products.
         --------------------------------
         Customer shall provide Supplier by the tenth (10th) calendar day of each month during the Term a rolling, twelve-month forecast of the number of product units of Supplied Products that it anticipates Supplier will be required to ship pursuant to Customer's call-offs in each month of such forecast (the "Rolling Forecast"). The Rolling Forecast for May 2005 through April 2006 (the "Initial Rolling Forecast") is set forth on Exhibit F. Supplier shall use the Rolling Forecast to plan capacity and order raw materials and component parts to support forecast projections. The new Rolling Forecast provided in any given month (the "Current Month's Rolling Forecast") may increase or decrease the forecasted shipments by Supplier provided by Customer during the prior month (the "Prior Month's Rolling Forecast"); provided, however, that the Current Month's Rolling Forecast may not (1) revise the forecasted quantities to be shipped for the month in which it is submitted from the forecast for that month contained in the Prior Month's Rolling Forecast, (2) increase by more than thirty percent (30%) the forecasted quantities to be shipped for the next full calendar month after the current month, as compared to the forecasted quantities to be shipped for that month as contained in the Prior Month's Rolling Forecast, or (3) increase by more than one hundred percent (100%) the forecasted quantities to be shipped for the second full calendar month after the current month, as compared to the forecasted quantities to be shipped for that month as contained in the Prior Month's Rolling Forecast.

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

(ii)     Shortfall.
         ---------
         A "Shortfall" shall occur if Customer reasonably determines that there is either (A) a shortfall in the quantity of Supplied Products delivered by Supplier pursuant to a call-off, and/or (B) any shipment of Supplied Products delivered by Supplier pursuant to a call-off contains Supplied Products that have defects that are manifest and easily visible to the naked eye ("Visually Defective Products"). Customer shall notify Supplier of any Shortfall within five (5) business days of the date the shipment is received by Customer at Customer's distribution center in Zoetermeer. Visually Defective Products shall be returned to Supplier at Supplier's expense, and Supplier shall repair or replace them and redeliver them to Customer in the same manner as Defective Products under Section 7
         (e)(i) above. In the case of a Shortfall in quantity, Supplier shall ship a quantity of Supplied Products that are not Defective Products and/or Visually Defective Products to the destination designated by Customer to fulfill the entire Call-Off as soon as is reasonably possible, provided that Supplier shall use its best efforts to make any such shipment ready for shipment within five (5) business days after receiving notification of such Shortfall in quantity. Any Shortfall that is identified by Customer and is communicated in writing by Customer to Supplier within five (5) business days of Customer's receipt of a shipment at Customer's distribution center in Zoetermeer shall be deemed a Call-Off Breach under Section 17. If Customer does not notify Supplier of a Shortfall within five (5) business days of Customer's receipt of a shipment at Customer's distribution center in Zoetermeer, a Call-Off Breach shall not be deemed to have occurred, and Customer shall retain, without limitation, all its other rights and remedies conferred under this Agreement and the Related Agreements.

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

(j) Warranty Claims. The parties have entered into the Maintenance and Service Agreement that will provide for the following: (i) reporting of product defects, (ii) the process for responding to warranty claims, and (iii) the process for repairing or replacing damaged or defective Supplied Products.

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

14.      Confidential Information.

(a)      Confidential and Proprietary Information.

(i)      Supplier  Obligations  with  respect  to  Customer  Confidential
         ----------------------------------------------------------------
         Information.
         -------------
         Supplier agrees to hold all confidential information of Customer and its affiliated companies, including without limitation, any information relating to Customer's and its affiliates' business operations, price lists, manufacturing data, marketing information strategies, customer or product lists, research and development information and all other information disclosed by Customer or its affiliates to Supplier ("Customer Confidential Information"), in strict confidence and not to use any of the foregoing commercially for its own benefit or that of anyone else nor for the purpose of developing or improving a product or method for anyone except Customer. Supplier agrees to limit dissemination of and access to Customer Confidential Information only to the persons within Supplier's organization and Supplier's affiliated organizations, including their respective third party contractors, subcontractors, manufacturers and business partners, and then only to those persons who have a need for access thereto, and who have entered into a restrictive agreement prohibiting such personnel from doing anything with respect to Customer Confidential Information that Supplier would itself be prohibited from doing under this Agreement. Notwithstanding anything to the contrary herein, Supplier may make such disclosures as necessary in connection with the preparation, filing, and dissemination of its filings with the U.S. Securities and Exchange Commission (e.g., 10-Ks, 10-Qs, and 8-Ks) and/or other disclosures as required by applicable law; provided, however, that it shall first notify Customer of any such disclosure in order that the parties may seek appropriate confidential treatment for information they deem to be confidential.

(ii)     Customer  Obligations  with  respect  to  Supplier  Confidential
         ----------------------------------------------------------------
         Information.
         -------------
         Customer agrees to hold all confidential information of Supplier and its affiliated companies, including without limitation, any information relating to Supplier's and its affiliates' business operations, price lists, manufacturing data, marketing information strategies, customer or product lists, research and development information, and all other information disclosed by Supplier or its affiliates to Customer ("Supplier Confidential Information"), in strict confidence and not to use any of the foregoing commercially for its own benefit or that of anyone else. Customer agrees to limit dissemination of and access to Supplier Confidential Information only to the persons within Numico, Royal Numico, and Nutricia, and their affiliates, their respective third party contractors, subcontractors, manufacturers and business partners, and then only to those persons who have a need for access thereto, and who have entered into a restrictive agreement prohibiting such personnel from doing anything with respect to Supplier Confidential
         Information and such information that Customer would itself be prohibited from doing under this Agreement. Notwithstanding anything to the contrary herein, Customer may make such disclosures as necessary in connection with the preparation, filing, and dissemination of disclosures as required by applicable law; provided, however, that it shall first notify Supplier of any such disclosure in order that the parties may seek appropriate confidential treatment for information they deem to be confidential.

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

(xviii) This Agreement shall terminate if Customer terminates any Related Agreement (or sends a notice of such termination) on or before the date of Supplier's satisfaction or failure to satisfy the milestone for Phase 5 of the Start-Up Plan under the [***] Pump Supply Agreement, or if Customer terminates, at any time, either the [***] Disposable Set Components Supply Agreement or the [***] Pump Supply Agreement based on Supplier's failure to satisfy the milestone for Phase 5 of the Start-Up Plan. Any such termination under this provision shall be effective as of the same date on which the termination of the other applicable agreement is effective.

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

(2) Following the termination of the Agreement pursuant to Section 15(a)(xviii) above, under the provisions of Section 17(c)(iii), due to a Bankruptcy Event of Supplier pursuant to Section 15(a)(v) above, or due to the Change of Control of Supplier pursuant to Section 15(a)(vi) above, or due to a material breach of the Agreement by Supplier pursuant to Section 15(a)(vii) above, then, within thirty (30) days of such termination, Customer may elect to purchase all or any portion of Supplier's inventory of finished Supplied Products and Supplier's inventory of custom components for the Supplied Products. If Customer elects to purchase less than all of these inventories, then Supplier, at its expense, shall destroy the remaining inventories of the custom components of the Supplied Products whether or not these components have already been incorporated into finished Supplied Products. Supplier may use for its own purposes all the remaining components of the Supplied Products that are not custom components for the Supplied Products.

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

17.      Failure to Supply.

                  (a) Failure to Fulfill a Call-Off. If, at any time after the first anniversary of the Amendment Effective Date, Supplier fails to supply Supplied Products to Customer in accordance with any call-off made under the terms and conditions of this Agreement (a "Call-Off Breach"), then (i) Supplier will have a period of one (1) year within which to cure that Call-Off Breach in the manner described in this Section 17, and (ii) Customer will have such additional rights as provided in this Section 17. The date of the Call-Off Breach shall be the last day on which Supplier could have fulfilled the call-off on a timely basis under the other terms and conditions of this Agreement other than those in this Section 17.

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
                                    Attn: President and CEO
                                    Fax: (801) 264-1051
                                    with a copy to the CFO
                                    at the same address.

         If to Numico:              Numico Trading B.V.
                                    WTC Schiphol Airport, Tower E
                                    Schiphol Boulevard 105
                                    1118 ZN Schiphol Airport
                                    The Netherlands
                                    Attn:  Luc Volatier, V.P. of Purchasing
                                    Worldwide
                                    Fax: 31206586159

         If to Nutricia:            c/o Nutricia International B.V.
                                    WTC Schiphol Airport, Tower E
                                    Schiphol Boulevard 105
                                    1118 ZN Schiphol Airport
                                    The Netherlands
                                    Attn: Henk Afman, VP of Manufacturing
                                    Clinical
                                    Fax: 31206586884

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

28. Entire Agreement. This Agreement contains the sole and complete understanding of the parties related to its subject matter, and supersedes all oral or written agreements concerning this subject matter made prior to the date of this Agreement. This amendment hereby supercedes and replaces in its entirety the Flocare 800 Pump Manufacturing Agreement executed July 20, 2004.

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



                            {Signature Page Follows}

         IN WITNESS WHEREOF, the parties enter into this Agreement effective as of the Amendment Effective Date.



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

[***]

                                    EXHIBIT B

                         MAXIMUM MONTHLY PRODUCT AMOUNT



The Maximum Monthly Product Amount for the Flocare 800 Pump is [***] units.

                                    EXHIBIT C

                           MINIMUM PURCHASE COMMITMENT



The Minimum Purchase Commitment for Flocare 800 Pumps shall be [***] units during the calendar year 2005.

The Minimum Purchase Commitment for Flocare 800 Pumps shall be [***] units per calendar year during calendar year 2006 and all subsequent years that this Agreement is in effect.

                                    EXHIBIT D

                             PRODUCT SPECIFICATIONS

The Product Specifications for the Flocare 800 are documented in Nutricia Medical Devices Device Master Record, document number [***].

                                    EXHIBIT E

                    ADJUSTMENT OF MINIMUM PURCHASE COMMITMENT



The minimum annual purchase commitment for Flocare [***] Pumps under the [***] Pump Agreement shall be [*** ] units for the calendar year 2005.

The minimum annual purchase commitment for Flocare [***] Pumps under the [***] Pump Agreement is [***] units for the calendar year 2006 and all subsequent years that this Agreement is in effect.

                                    Exhibit F

                            Initial Rolling Forecast

[***]

                                                                Exhibit 10.32

              CONFIDENTIAL INFORMATION OF ZEVEX International, Inc.

[Confidential treatment has been requested as to certain portions of this document. Each such portion, which has been omitted herein and replaced with an asterisk [***], has been filed separately with the Securities and Exchange Commission.]


                AMENDED AND RESTATED [***] PUMP SUPPLY AGREEMENT


         THIS AMENDED AND RESTATED [***] PUMP SUPPLY AGREEMENT (this "Agreement") is entered into as of May 31, 2005 (the "Amendment Effective Date"), by and between NUMICO TRADING B.V., a Netherlands corporation with its principal offices at WTC Schiphol Airport, Tower E, Schiphol Boulevard 105, 1118 ZN Schiphol Airport, The Netherlands ("Numico"), NUTRICIA INTERNATIONAL B.V., a Netherlands corporation with its principal offices at WTC Schiphol Airport, Tower E, Schiphol Boulevard 105, 1118 ZN Schiphol Airport, The Netherlands ("Nutricia", and, together with Numico, "Customer"), and ZEVEX INTERNATIONAL, INC., a Delaware corporation, with its principal offices at 4314 ZEVEX Park Lane, Salt Lake City, Utah ("Supplier").

                                    RECITALS

         A. Numico, Nutricia and Supplier entered into an [***] Pump Supply Agreement dated as of July 20, 2004.

         B. Numico and Nutricia are wholly-owned subsidiaries of Royal Numico N.V., a Netherlands corporation ("Royal Numico"), which is a world leader in the manufacturing and marketing of clinical nutrition products and related equipment and accessories.

         C. Nutricia is a world leader in the manufacture and marketing of clinical nutrition products.

         D. Numico specializes in the procurement of raw materials, packaging materials and fully-finished products for use in the Nutricia clinical nutrition business.

         E. Supplier is engaged in the business of developing, manufacturing and marketing clinical nutrition delivery devices and accessories.

         F. The parties desire to enter into a relationship in which Supplier will manufacture and supply to Customer, and Customer will commercialize within the Territory, the [***] Products described herein, in accordance with the terms and conditions of this Agreement.

         G. Supplier has previously developed the ZEVEX [***] Pump, which is considered by both parties to be superior in technology, features, and performance to other pumps currently offered within the Territory, and which has been customized as the "Flocare [***] Pump" at Supplier's expense to meet Customer's needs.

         H. The Flocare [***] Pump manufactured and supplied by Supplier hereunder is intended to be an essential support of Nutricia's marketing of its clinical nutrition products.

         I. The parties wish to amend and restate the [***] Pump Supply Agreement in its entirety.

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

                  "Fit, Safe and Convenient for Human Use" means the item referred to (a) is manufactured in accordance with the Product Specifications, Supplier's SOP (defined in Section 6(a)(i)), and Legal Standards (defined in Section 6(a)(i)), and (b) is fit and safe for use for its intended purpose of delivering enteral nutrition solutions to humans in accordance with Supplier's instructions for such use.

                  "Flocare 800 Pump Manufacturing Agreement" means that certain Amended and Restated Flocare 800 Pump Manufacturing Agreement of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

                  "Flocare [***] Pump" shall mean ZEVEX's [***] Pump, as it has been customized for Customer hereunder.

                  "[***] Disposable Set Components License Agreement" means that certain Amended and Restated License Agreement for the [***] Disposable Set Components of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

                  "[***] Disposable Set Components Supply Agreement" means that certain Amended and Restated [***] Disposable Set Components Supply Agreement of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

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

                  "[***] Pump License Agreement" means that certain Amended and Restated License Agreement for the Flocare [***] Pump of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

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

                  "Maintenance and Service Agreement" means that certain Maintenance and Service Agreement between the parties (or a subsequently amended version of such agreement, if any).

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

                  "Territory" shall mean the countries designated in the following chart:


   ---------------------------------------------------------------------------- ---------------------------------------------
   Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy,   Bulgaria, Czech Republic, Hungary, Poland,
   Latvia, Luxembourg,The Netherlands, Norway, Portugal, Spain, Sweden,           Slovakia, Ukraine, United Arab Emirates,
   Switzerland, United Kingdom                                                    Russia, Turkey ,
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

2. Effective Date and Term. The term of this Agreement began on July 20, 2004 (the "Effective Date"), and is perpetual (the "Term"); provided that at any time on or after January 1, 2008, either party may give notice to the other of its intention for any reason not to extend the Term of this Agreement, and, if such notice is given, the term of this Agreement shall expire two years from the date of such notice, unless it is earlier terminated pursuant to Section 16 below.

3. Appointment of Supplier. If Supplier satisfies completion of the milestone of Phase 5 of the Start-Up Plan (as defined in Section 4 below) on or before December 31, 2005, Supplier will become the exclusive manufacturer and supplier to Customer of all clinical nutrition delivery pumps and accessories, including the [***] Products, that are or will be commercialized and placed or sold by Customer within the Territory, in accordance with the terms and conditions of this Agreement. Customer will provide written acknowledgement of Supplier's satisfaction of such completion within ten days of Supplier's written request for such acknowledgement. Prior to such satisfaction, , Supplier shall be the non-exclusive manufacturer and supplier to Customer of clinical nutrition delivery pumps and accessories, and the parties acknowledge and agree that, notwithstanding anything to the contrary in this Agreement or any of the Related Agreements, Customer shall be permitted to obtain, manufacture, commercialize, market, place and sell: (i) the MicroMax Pumps (as that term is defined in the Flocare 800 Pump Manufacturing Agreement) in accordance with Section 5(d)(iii) below, and (ii) the Flocare 800 Pumps (as that term is defined in the Flocare 800 Pump Manufacturing Agreement) in accordance with the terms and conditions of the Flocare 800 Pump Manufacturing Agreement.

4.       Certain Mutual Obligations.

(a) Start-Up Plan for [***] Products. Exhibit H attached hereto sets forth the plan agreed to by the parties for Supplier to accept orders for the [***] Products (the "Start-Up Plan"). During Phase 4 of the Start-Up Plan, Customer will be conducting certain pre-launch market tests ("Pre-Market Tests"). In the event that a defect in the [***] Products is discovered during the Pre-Market Tests, the costs and expenses associated with the non-recurring engineering to remedy such defect will be paid for by Supplier if (a) such defect results in the [***] Product not being Fit, Safe and Convenient for Human Use, and/or (b) the [***] Product is Fit, Safe and Convenient for Human Use, but Supplier nevertheless determines that it will remedy such defect in its clinical nutrition delivery pumps and accessories that are not manufactured for Customer. If the defect is not associated with fitness, safety or convenience, and only the clinical nutrition delivery pumps and accessories manufactured for the Customer will be modified to remedy the defect, then the costs and expenses associated with the non-recurring engineering to remedy such defect will be paid for by Customer.

(b) Review of Contingency Plan. Supplier has provided Customer with Supplier's proposed contingency plans for failure to meet any supply obligations set forth in the Agreement (the "Contingency Plan") to ensure continuity of supply in the event of adverse actions by Supplier or Supplier's suppliers. The parties will review such Contingency Plan and proposed changes thereto and will use good faith efforts to develop mutually acceptable updates at Quarterly Meetings (as defined in Section 7(f)(ii) below).

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

(c) Subject to the other terms and conditions of this Agreement, upon Suppliers satisfaction of the milestone of Phase 5 of the Start-Up Plan, Customer will only place or sell in the Territory clinical nutrition pumps and [***] Pump Accessories made from components that it has purchased from Supplier under this Agreement and/or the Flocare 800 Pump Manufacturing Agreement; provided, however, that:

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

(2)      Supplier  may cure an IP Failure if, any time after the sixtieth  (
         60th) day following the IP Failure, but on or before the end of the one-hundred and twentieth (120th) day following the IP Failure, Supplier provides reasonable evidence and certifies in writing to Customer that Supplier has durably resolved the issue that created the IP Failure and is again capable of producing the [***] Products at the forecasted levels that were in effect as of the date of the applicable IP Failure.

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

(d)      Purchase Commitment; Transition.

(i)      Minimum  Purchase  Commitment.  Customer  agrees to purchase the
         Minimum Purchase Commitment of the [***] Pump Kits in each calendar year during the Term, beginning January 1, 2005. If Customer fails to purchase the Minimum Purchase Commitment of [***] Pump Kits on or before December 15th of any given calendar year during the Term, then Customer shall pay to Supplier [***] U.S. dollars (US $[***]) in immediately available funds for each [***] Pump Kit by which Customer was short of the Minimum Purchase Commitment for that calendar year. Such fees will be invoiced by Supplier to Customer on or before December 31st of the year to which they apply, and Customer will pay such fees within 90 days of the end of the month in which they are invoiced. If Customer timely pays in full any payment arising under the previous sentence, then such payment will be deemed to fully satisfy Customer's obligations with respect to the Minimum Purchase Commitment of [***] Pump Kits for that calendar year. In that case, Customer's failure to fulfill its Minimum Purchase Commitment of [***] Pump Kits for that calendar year will not thereafter be deemed a breach of this Agreement, and, if it was previously deemed a breach, such breach will be deemed cured by such full and timely payment. The parties acknowledge and agree that other than the $50 per pump payment described above in this Section 5(d)(i), no royalty payments under the [***] Pump License Agreement or other payments will be due with respect to any shortfall in the Minimum Purchase Commitment. The Minimum Purchase Commitment shall be suspended for the duration of any Call-Off Breach, as defined in Section 18. In the event the Call-Off Breach is cured by Supplier pursuant to Section 18(d), the Minimum Purchase Commitment shall be reduced on a pro rata basis based upon the length of time the Call-Off Breach existed before Supplier cured the Call-Off Breach pursuant to Section 18(d).

(ii) Adjustment to Minimum Purchase Commitment. In the event that Customer is unable to place and/or sell into any country in the Territory the [***] Pump Kits because such placement or sale would either (A) be prohibited by applicable law or other governmental or regulatory authority, or (B) likely result in a material risk to Customer of claims of infringement of third-party intellectual property rights, Customer may request a reduction in the Minimum Purchase Commitment. To request such reduction, Customer shall provide Supplier with a reasonably detailed written description of the applicable legal prohibition and/or material risk of infringement and evidence of the portion of the Minimum Purchase Requirement that Customer previously documented for the country or countries in question. Supplier and Customer will thereafter cooperate for at least thirty (30) days to negotiate a mutually agreeable level of reduction and the effects, if any, to the prices of the [***] Pump Products. The negotiations will be based on the reduction in the number of [***] Pump Kits needed by Customer due to the legal prohibition and/or material risk of infringement. If such mutual agreement is not reached, the Minimum Purchase Commitment shall remain unchanged. If the Flocare 800 Pump Manufacturing Agreement is terminated by Supplier under Section 15(a)(iv) thereof, or by Customer under Section 15(a)(viii) thereof, the Minimum Purchase Commitment shall be increased by [***]units per calendar year.

(iii) Phase Out of MicroMax Pumps. Beginning on the April 1, 2005 milestone deadline for Phase 4 of the Start-Up Plan (the "Phase-Out Date"), Customer will begin phasing out its MicroMax Pumps by terminating marketing efforts for the MicroMax Pumps and reducing the number of accepted orders for MicroMax Pumps. In addition, Customer will exert Commercially Reasonable Efforts to obtain all necessary registrations of the Flocare [***] Pumps in each country within the Territory. Notwithstanding anything to the contrary, Customer shall be free to obtain, manufacture, commercialize, market, place and sell MicroMax Pumps at all times prior to the Phase-Out Date. The exact timing of the phase out and replacement of the MicroMax Pumps by the Flocare [***] Pumps will depend upon (A) the current stocks of MicroMax Pumps in the market as of the Phase-Out Date, (B) the results of technical validation and market tests relating to the Flocare [***] Pumps, and (C) Supplier's ability to provide sufficient Flocare [***] Pumps to meet Customer orders hereunder, and (D) the bureaucratic registration process in each country in the Territory. In any event, Customer will use Commercially Reasonable Efforts to cease accepting orders for MicroMax Pumps prior to completion of the milestone of Phase 5 of the Start-Up Plan; provided, however, that if Customer has exerted Commercially Reasonable Efforts to obtain registration of the Flocare [***] Pumps in each country within the Territory but such registration has not been obtained due to bureaucratic processes or requirements within any countries within the Territory, then Customer may continuing accepting orders for MicroMax Pumps in any such countries until registration of the Flocare [***] Pumps has been obtained in such countries.

(e) Regulatory Approvals. Customer will use Commercially Reasonable Efforts to obtain regulatory approvals of the [***] Products in each country within the Territory within six (6) months of the Amendment Effective Date.

(f) No Re-deployment. Customer will not, directly or indirectly, re-deploy (place or sell) used Flocare [***] Pumps outside the Territory, and this provision shall survive termination of this Agreement.

6.       Certain Supplier Obligations.

(a)      Manufacturing Practices and Standards.

(i) Compliance with Standards and Specifications. Supplier represents and warrants that it has an established standard operating procedure
        ("SOP") for the manufacture and supply of the [***] Products and that such SOP contains operating standards or procedures that are at least as good as those prevailing in the industry for a comparable supplier. Supplier has designed and will manufacture the [***] Products according to (1) the Product Specifications applicable to the [***] Products, (2) Supplier's SOP, and (3) the standards established by the FDA for current Good Manufacturing Practices, as established by the FDA for current Good Manufacturing Practices, as specified in 21 CFR ss.820 Quality System Regulations; 21 CFR ss.807 Established Registration and Device Listing for Manufacturers of Devices; 21 CFR ss.803 Medical Device Reporting; 21 CFR ss.801 Medical Devices Reports of Corrections and Removals; the Federal Food, Drug and Cosmetic Act, as amended; ISO 13485 Medical Devices - Quality management systems - Requirements for regulatory purposes; European Council Directive 93/42/EEC of 14 June 1993 concerning medical devices; IEC 601-1, Medical electrical equipment - Part 1: General requirements for safety; and IEC 601-1-2, Medical electrical equipment - Part 1-2: General requirements for safety - Collateral standard: Electromagnetic compatibility - Requirements and tests. This Section 6(a)(i) is not intended to limit Supplier's obligations to indemnify Customer under Section 17(a) (the items in this subsection
         (3), collectively, constituting the "Legal Standards").

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

(ii)     Suppliers and Distributors.

(1) Suppliers. Supplier will exert Commercially Reasonable Efforts to assist Customer in gaining access and documentation from any supplier used by Supplier in performing its obligations hereunder. Supplier will exert Commercially Reasonable Efforts to prevent its suppliers from supplying to any party other than Supplier (A) any patented components used in the [***] Products, or (B) any components of the [***] Products that are unique to the [***] Products. To the extent Supplier, in connection with the revised launch and roll-out schedule of [***] Products as contemplated by this Amendment, adjusts its materials and components inventory or reschedules, cancels or otherwise modifies any orders placed to its suppliers, Supplier shall be solely responsible for any resulting costs and expenses (the parties agreeing that Customer has previously been reimbursed by Supplier for all such costs and expenses incurred by Customer).

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

(d)      Supplying [***] Pump Products.

(i) Forecasts for [***] Pump Kits. Customer shall provide Supplier by the tenth (10th) calendar day of each month during the Term a rolling, twelve-month forecast of the number of product units of [***] Pump Kits and [***] Pump Accessories that Customer anticipates that Supplier will be required to ship pursuant to Customer's call-offs in each month of such forecast (the "Rolling Forecast"). The Rolling Forecast for May 2005 through April 2006 (the "Initial Rolling Forecast") is set forth on Exhibit I. Supplier shall use the Rolling Forecast to plan capacity and order raw materials and component parts to support forecast projections. The new Rolling Forecast provided in any given month (the "Current Month's Rolling Forecast") may increase or decrease the forecasted shipments by Supplier provided by Customer during the prior month (the "Prior Month's Rolling Forecast"); provided, however, that the Current Month's Rolling Forecast may not (1) revise the forecasted quantities to be shipped for the month in which it is submitted from the forecast for that month contained in the Prior Month's Rolling Forecast, (2) increase by more than thirty percent (30%) the forecasted quantities to be shipped for the next full calendar month after the current month, as compared to the forecasted quantities to be shipped for that month as contained in the Prior Month's Rolling Forecast, or (3) increase by more than one hundred percent (100%) the forecasted quantities to be shipped for the second full calendar month after the current month, as compared to the forecasted quantities to be shipped for that month as contained in the Prior Month's Rolling Forecast.

(ii) Inventory, Components, and Raw Materials. Supplier shall maintain sufficient inventory of [***] Products (no less than four weeks' anticipated supply) and components to guarantee and minimize Supplier's lead times and to fulfill Customer's call-off requirements on a timely basis, such that the [***] Products will be finished and ready for shipment on, or immediately before, the delivery date as set forth on the related call-off. Supplier shall acquire all raw and packaging materials (e.g., inventory, packaging components, parts, labels, inputs, and other materials necessary for the manufacture, supply, and delivery of [***] Products) solely from manufacturers and suppliers that meet industry standards of acceptability and comply fully with all Laws (as hereinafter defined). Supplier may purchase and maintain up to a six (6) month supply of raw materials and component parts necessary for the manufacture and supply of the [***] Products according to the 12-month forecast. If Supplier so elects, Supplier shall sell to Customer and Customer shall purchase any such raw materials and component parts that are not used by Supplier in accordance with the 12-month forecast referred to in the previous sentence within nine
         (9) months from the date they are received by Supplier at [***]. To assist Supplier in determining the need for such items, Customer will use Commercially Reasonable Efforts to apprise Supplier of significant developments, such as market conditions, customer demand, and sales forecasts, which may occur with respect to its business as it relates to its requirements for [***] Products.

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

(j) Warranty Claims. The parties have entered into the Maintenance and Service Agreement that will provide for the following: (i) reporting of product defects, (ii) the process for responding to warranty claims, and (iii) the process for repairing or replacing damaged or defective [***] Products.

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

12.      Price and Payment Terms.

(a) Prices. Customer shall pay Supplier for the [***] Pump Products at the Initial Product Prices. With respect to all [***] Pump Products other than the [***] Pump Kits, the Initial Product Prices shall remain unchanged during the first twelve (12) months after the Amendment Effective Date. After such initial twelve (12) month period, the Initial Product Prices for [***] Pump Products other than the [***] Pump Kits may be increased by Supplier on an annual basis. Price increases for the [***] Pump Accessories may be increased by Supplier by a percentage not to exceed any proportional increase in the ElectroMedical Apparatus Manufacturing PCU334510334510 Index published by the U.S. Department of Labor, Bureau of Labor Statistics (the "ElectroMedical Apparatus Index"), referenced back twelve (12) months prior to the effective date of such price change. Prices for the [***] Pump Kits shall be fixed for five years from the Effective Date. After such five (5) year period, the price for the [***] Pump Kits may be increased by Supplier by a percentage not to exceed any proportional increase in the ElectroMedical Apparatus Index, referenced back twelve
         (12) months prior to the effective date of such price change. The product prices, including the Initial Product Prices, for all [***] Pump Products shall include the cost of all materials, but do not include shipping costs, taxes, charges, tariffs, and duties, all of which shall be paid by Customer.

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

(xvii) Customer may terminate this Agreement upon written notice to Supplier in the event of Supplier's failure to meet any of the milestones under the Start-Up Plan within fifteen (15) days after the deadline for such milestone, provided that Customer's failure to terminate this Agreement pursuant to the foregoing on or before fifteen (15) days after the deadline for such milestone, will constitute a waiver of Customer's rights to terminate this Agreement by reason of such failure.

(xviii) This Agreement shall terminate if Customer terminates any Related Agreement (or sends a notice of such termination) on or before the date of Supplier's satisfaction or failure to satisfy the milestone of Phase 5 of the Start-Up Plan, or if Customer terminates, at any time, the [***] Disposable Set Components Supply Agreement based on Supplier's failure to satisfy the milestone of Phase 5 of the Start-Up Plan. Any such termination under this provision shall be effective as of the same date on which the termination of such Related Agreement is effective.

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

(2) Following the termination of the Agreement pursuant to Section 16(a)(xvii) above, due to a failure of Supplier to fulfill call-offs pursuant to Section 16(a)(x) (with reference to Section18(c)(iv)), due to a Bankruptcy Event of Supplier pursuant to Section 16(a)(v) above, or due to the Change of Control of Supplier pursuant to Section 16(a)(vi) above, or due to a material breach of the Agreement by Supplier pursuant to Section 16(a)(vii) above, then, within thirty (30) days of such termination, Customer may elect to purchase all or any portion of Supplier's inventory of finished [***] Pump Products and Supplier's inventory of custom components for the [***] Pump Products. If Customer elects to purchase less than all of these inventories, then Supplier, at its expense, shall destroy the remaining inventories of the custom components of the [***] Pump Products whether or not these components have already been incorporated into finished [***] Pump Products. Supplier may use for its own purposes all the remaining components of the [***] Pump Products that are not custom components for the [***] Pump Products.

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
                                            Attn: President and CEO
                                            Fax: (801) 264-1051
                                            with a copy to the CFO
                                            at the same address.

         If to Numico:                      Numico Trading B.V.
                                            WTC Schiphol Airport, Tower E
                                            Schiphol Boulevard 105
                                            1118 ZN Schiphol Airport
                                            The Netherlands
                                            Attn:  Luc Volatier, V.P. of
                                            Purchasing Worldwide
                                            Fax: 31206586159

         If to Nutricia:                    c/o Nutricia International B.V.
                                            WTC Schiphol Airport, Tower E
                                            Schiphol Boulevard 105
                                            1118 ZN Schiphol Airport
                                            The Netherlands
                                            Attn: Henk Afman, VP of
                                            Manufacturing Clinical
                                            Fax: 31206586884

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

30. Entire Agreement. This Agreement contains the sole and complete understanding of the parties related to its subject matter, and supersedes all oral or written agreements concerning this subject matter made prior to the date of this Agreement. This amendment hereby supercedes and replaces in its entirety the [***] Pump Supply Agreement by and between the parties, executed on July 20, 2004.

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



                            {Signature Page Follows}

         IN WITNESS WHEREOF, the parties enter into this Agreement effective as of the Amendment Effective Date.



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



         NUMICO TRADING B.V.



         By:
            --------------------------------------------------

         Name:
              ------------------------------------------------

         Title:
               -----------------------------------------------

                                    EXHIBIT A

                         [***] DISPOSABLE SET COMPONENTS


ZEVEX Part Number          Description
-----------------          -----------
[***]                               [***]
[***]                               [***]

                                    EXHIBIT B

                             [***] PUMP ACCESSORIES


ZEVEX Part Number          Description
[***]                      Flocare [***] AC Adapter/Charger
[***]                      Flocare [***] Pole Clamp
[***]                      Flocare [***] Nurse Call
[***]                      ZEVEX Custom [***] Carry Pack
[***]                      Operator's Manual for Flocare [***] (Western Europe)
[***]                      Operator's Manual for Flocare [***] + (Western Europe)
[***]                      Operator's Manual for Flocare [***] Paediatric (Western Europe)
[***]                      Operator's Manual for Flocare [***] (UK - Export)
[***]                      Operator's Manual for Flocare [***] + (UK - Export)
[***]                      Operator's Manual for Flocare [***] Paediatric (UK - Export)

                                    EXHIBIT C

                             INITIAL PRODUCT PRICES

Product Pricing for [***] Pump Kits:

         The Initial Product Price for each [***] Pump Kit will be $[***] (U.S. Dollars), which includes $[***]under this Agreement and a $[***] royalty payment under the [***] Pump License Agreement.

Product Pricing for individual [***] Pump Accessories:

         The Initial Product Price for individual [***] Pump Accessories will be calculated using the following formula:

                  [***]

ZEVEX                                                                                  Initial
Part Number       Description                                                          Manufacturing Cost
-----------       -----------                                                          ------------------
[***]             Battery Pack                                                                   [***]
[***]             Door, Flocare [***], individually packaged                                     [***]
[***]             Door, Flocare [***] +, individually packaged                                   [***]
[***]             Door, Flocare  [***] Paediatric, individually packaged                         [***]
[***]             Flocare [***] AC Adapter/Charger, individually packaged                        [***]
                           (Plug must also be purchased)
[***]             Plug, UK                                                                       [***]
[***]             Plug, Euro                                                                     [***]
[***]             Plug, Australian                                                               [***]
[***]             Plug, IEC 320                                                                  [***]
[***]             Flocare [***] Pole Clamp, individually packaged                                [***]
                          [***] per year minimum annual purchase quantity)
[***]             Flocare [***] Nurse Call                                                       [***]
                          [***] units per year minimum annual purchase quantity)
[***]             ZEVEX Custom [***] Carry Pack                                                  [***]
[***]             Operator's Manual for Flocare [***] (Western Europe)                           [***]
[***]             Operator's Manual for Flocare [***] + (Western Europe)                         [***]
[***]             Operator's Manual for Flocare [***] Paediatric (Western Europe)                [***]
[***]             Operator's Manual for Flocare [***] (UK - Export)                              [***]
[***]             Operator's Manual for Flocare [***] + (UK - Export)                            [***]
[***]             Operator's Manual for Flocare [***] Paediatric (UK - Export)                   [***]


For purposes of this Agreement, "Manufacturing Cost" will be the price paid by Supplier to its supplier for such [***] Pump Accessory, when no assembly is required by Supplier.

                                    EXHIBIT D

                         MAXIMUM MONTHLY PRODUCT AMOUNT


The Maximum Monthly Product Amount for the [***] Pump Kits is [***] units per calendar month.

                                    EXHIBIT E

                           MINIMUM PURCHASE COMMITMENT


The Minimum Purchase Commitment for [***] Pump Kits shall be [***]units during the calendar year 2005.

The Minimum Purchase Commitment for [***] Pump Kits shall be [***] units per calendar year during calendar year 2006 and all subsequent years that this Agreement is in effect.

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

                                    EXHIBIT H

                                  STARTUP PLAN

------------------ ------------------------------------------------------------ --------------------------------------

      Phase                                Milestones                                         Deadline
------------------ ------------------------------------------------------------ --------------------------------------
------------------ ------------------------------------------------------------ --------------------------------------
                   o        The  [***] Products and their designs have been
Phase 1                 independently validated and audited by KEMA (under      December 1, 2004
                        the supervision of Customer) with results
                        satisfactory to KEMA, and are Fit, Safe and
                        Convenient for Human Use.

                   o Satisfactory process audit result by KEMA resulting in CE mark.


                   * Both parties acknowledge that this milestone has been
                   achieved as of the Amendment Effective Date (including
                   reimbursement of Customer's costs incurred in such audits).
------------------ ------------------------------------------------------------ --------------------------------------
------------------ ------------------------------------------------------------ --------------------------------------
                   o        Supplier has produced and shipped to Customer
Phase 2                 [***] Flocare [***] Pumps and [***] Disposable Sets     December 22, 2004
                        (the "Controlled Release").  [***] Products in the
                        Controlled Release are Fit, Safe and Convenient for
                        Human Use.

                   o Flocare [***] Pump production capacity has reached a capacity of [***] Flocare [***] Pumps per day in accordance with a Customer-provided assembly schedule, such production capacity is capable of being increased in a controlled manner, and such capacity meets
                        Customer's reasonable satisfaction as to quality and quantity capabilities


                   * Both parties  acknowledge  that this  milestone  has been achieved as of the Amendment Effective Date.
------------------ ------------------------------------------------------------ --------------------------------------
------------------ ------------------------------------------------------------ --------------------------------------
                   o        Flocare [***] Pumps and [***] Disposable Sets
Phase 3                 produced pursuant to the Controlled Release meet all    January 14, 2005
                        applicable Product Specifications and are Fit, Safe
                        and Convenient for Human Use, as determined by
                        Customer to its reasonable satisfaction through its
                        own internal testing protocols.

                   o Customer has received all test results under Supplier's control relating to [***] Pumps produced by Supplier that have been released in the United States, which test results shall demonstrate that the [***] Pumps meet all applicable Product Specifications and are Fit, Safe and Convenient for Human Use.


                   * Both parties  acknowledge  that this  milestone  has been achieved as of the Amendment Effective Date.
------------------ ------------------------------------------------------------ --------------------------------------
------------------ ------------------------------------------------------------ --------------------------------------

Phase 4            Indications from pre-market tests of actual customer use     March 31, 2005
                   of Flocare [***] Pumps and [***] Disposable Sets produced
                   by Supplier under the Controlled Release demonstrate that
                   the Flocare [***] Pumps and [***] Disposable Sets produced by Supplier under the Controlled Release meet all
                   applicable Product Specifications and are Fit, Safe and
                   Convenient for Human Use.


                   * Both parties  acknowledge  that this  milestone  has been achieved as of the Amendment  Effective  Date and that, for purposes  of Section  4(a) of the  Agreement,  no defect in the [***] Products was discovered during Pre-Market Tests.
------------------ ------------------------------------------------------------ --------------------------------------
------------------ ------------------------------------------------------------ --------------------------------------

Phase 5            From March 1, 2005 through December 31, 2005, Supplier has   December 31, 2005
                   produced and shipped [***] Products that meet Customer's
                   call-off requirements for market launch in a specific set
                   of countries within the Territory selected at Customer's
                   discretion (as such call-offs are made in accordance with
                   the applicable supply agreement and the forecasts provided under such agreements).  All [***] Products shipped are
                   Fit, Safe and Convenient for Human Use.
------------------ ------------------------------------------------------------ --------------------------------------

                                    Exhibit I

                            Initial Rolling Forecast


[***]

                                                                  Exhibit 10.33

              CONFIDENTIAL INFORMATION OF ZEVEX International, Inc.

[Confidential treatment has been requested as to certain portions of this document. Each such portion, which has been omitted herein and replaced with an asterisk [***], has been filed separately with the Securities and Exchange Commission.]


                           AMENDED AND RESTATED [***]
                   DISPOSABLE SET COMPONENTS SUPPLY AGREEMENT


         THIS AMENDED AND RESTATED [***] DISPOSABLE SET COMPONENTS SUPPLY AGREEMENT (this "Agreement") is entered into as of May 31, 2005 (the "Amendment Effective Date"), by and between NUMICO TRADING B.V., a Netherlands corporation with its principal offices at WTC Schiphol Airport, Tower E, Schiphol Boulevard 105, 1118 ZN Schiphol Airport, The Netherlands ("Numico"), NUTRICIA INTERNATIONAL B.V., a Netherlands corporation with its principal offices at WTC Schiphol Airport, Tower E, Schiphol Boulevard 105, 1118 ZN Schiphol Airport, The Netherlands ("Nutricia", and, together with Numico, "Customer"), and ZEVEX INTERNATIONAL, INC., a Delaware corporation, with its principal offices at 4314 ZEVEX Park Lane, Salt Lake City, Utah ("Supplier").

                                    RECITALS

         A. Numico, Nutricia and Supplier entered into an [***] Disposable Set Components Supply Agreement dated as of July 20, 2004.

         B. Numico and Nutricia are wholly-owned subsidiaries of Royal Numico N.V., a Netherlands corporation ("Royal Numico"), which is a world leader in the manufacturing and marketing of clinical nutrition products and related equipment and accessories.

         C. Nutricia is a world leader in the manufacture and marketing of clinical nutrition products.

         D. Numico specializes in the procurement of raw materials, packaging materials and fully-finished products for use in the Nutricia clinical nutrition business.

         E. Supplier is engaged in the business of developing, manufacturing and marketing clinical nutrition delivery devices and accessories.

         F. The parties desire to enter into a relationship in which Supplier will manufacture and supply to Customer, and Customer will commercialize within the Territory, the [***] Disposable Set Components described herein, in accordance with the terms and conditions of this Agreement.

         G. Supplier has previously developed the ZEVEX [***] Pump, which is considered by both parties to be superior in technology, features, and performance to other pumps currently offered within the Territory, and which has been customized as the "Flocare [***] Pump" at Supplier's expense to meet Customer's needs.

         H. Customer desires to purchase and Supplier is willing to manufacture and supply [***] Disposable Set Components for use with the Flocare [***] Pumps.

         I. The parties wish to amend and restate the [***] Disposable Set Components Supply Agreement in its entirety.

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

                  "Fit, Safe and Convenient for Human Use" means the item referred to (a) is manufactured in accordance with the Product Specifications, Supplier's SOP (defined in Section 6(a)(i)), and Legal Standards (defined in Section 6(a)(i)), and (b) is fit and safe for use for its intended purpose of delivering enteral nutrition solutions to humans in accordance with Supplier's instructions for such use.

                  "Flocare 800 Pump Manufacturing Agreement" means that certain Amended and Restated Flocare 800 Pump Manufacturing Agreement of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

                  "Flocare [***] Pump" shall mean ZEVEX' [***] Pump, as it has been customized for Customer.

                  "[***] Disposable Set Components" means the following individual components of the [***] Disposable Sets: (1) the [***] Pump LIM Segment - Lilac (part no. [***]), and (2) the [***] Pump Cassette (part no. [***]).

                  "[***] Disposable Set Components License Agreement" means that certain Amended and Restated License Agreement for the [***] Disposable Set Components (or a subsequently amended version of such agreement, if any).

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

                  "[***] Pump License Agreement" means that certain Amended and Restated License Agreement for the Flocare [***] Pump of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

                  "[***] Pump Supply Agreement" means the Amended and Restated [***] Pump Supply Agreement of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

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

                  "Maintenance and Service Agreement" means that certain Maintenance and Service Agreement between the parties (or a subsequently amended version of such agreement, if any).

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

                  "Supplier Trademarks" shall have the same meaning as the term "[***] Trademarks" is given in the [***] Disposable Set Components License Agreement.

                  "Territory" shall mean the countries designated in the following chart:

----------------------------------------------------------------------------    ---------------------------------------------
   Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy,   Bulgaria, Czech Republic, Hungary, Poland,
   Latvia, Luxembourg,The Netherlands, Norway, Portugal, Spain, Sweden,           Slovakia, Ukraine, United Arab Emirates,
   Switzerland, United Kingdom                                                    Russia, Turkey ,
   ------------------------------------------------------------------------     ---------------------------------------------
   ------------------------------------------------------------------------     ---------------------------------------------
   Australia, New Zealand                                                         China, Indonesia, Malaysia, Taiwan
   ------------------------------------------------------------------------     ---------------------------------------------
   ------------------------------------------------------------------------     ---------------------------------------------
   Argentina, Brazil                                                              South-Africa
   ------------------------------------------------------------------------     ---------------------------------------------


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

2. Effective Date and Term. The term of this Agreement began on July 20, 2004 (the "Effective Date"), and shall end on the earlier of (i) the tenth anniversary of the date upon which the [***] Pump Supply Agreement is terminated, or (ii) the date that no Flocare [***] Pump placed or sold by Customer is in service (the "Term"); provided that at any time on or after January 1, 2008, Customer may give notice to Supplier of its intention for any reason to terminate this Agreement, and, if such notice is given, the term of this Agreement shall expire two years from the date of such notice, unless it is earlier terminated pursuant to Section 15 below.

3. Appointment of Supplier. Subject to the other provisions of this Agreement, Customer hereby appoints Supplier, and Supplier hereby accepts such appointment, as the exclusive manufacturer and supplier to Customer of [***] Disposable Set Components, in accordance with the terms and conditions of this Agreement.

4.                Certain Mutual Obligations.

(a) Start-Up Plan for [***] Disposable Set Components. Exhibit C attached hereto sets forth the plan agreed to by the parties for Supplier to accept orders for the [***] Disposable Set Components (the "Start-Up Plan"). During Phase 4 of the Start-Up Plan, Customer will be conducting certain pre-launch market tests ("Pre-Market Tests"). In the event that a defect in the [***] Products is discovered during the Pre-Market Tests, the costs and expenses associated with the non-recurring engineering to remedy such defect will be paid for by Supplier if (a) such defect results in the [***] Product not being Fit, Safe and Convenient for Human Use, and/or (b) the [***] Product is Fit, Safe and Convenient for Human Use, but Supplier nevertheless determines that it will remedy such defect in its clinical nutrition delivery pumps and accessories that are not manufactured for Customer. If the defect is not associated with fitness, safety or convenience, and only the clinical nutrition delivery pumps and accessories manufactured for the Customer will be modified to remedy the defect, then the costs and expenses associated with the non-recurring engineering to remedy such defect will be paid for by Customer.

(b) Review of Contingency Plan. Supplier has provided Customer with Supplier's proposed contingency plans for failure to meet any supply obligations set forth in the Agreement (the "Contingency Plan") to ensure continuity of supply in the event of adverse actions by Supplier or Supplier's suppliers. The parties will review such Contingency Plan and proposed changes thereto and will use good faith efforts to develop mutually acceptable updates at Quarterly Meetings (as defined in Section 7(f)(ii) below).

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

(d) Regulatory Approvals. Customer will use Commercially Reasonable Efforts to obtain regulatory approvals of the [***] Disposable Sets in each country within the Territory within six (6) months of the Amendment Effective Date.

6.                Certain Supplier Obligations.

(a)               Manufacturing Practices and Standards.

(i)      Compliance  with  Standards  and  Specifications.   Supplier
         represents and warrants that it has an established standard operating procedure ("SOP") for the manufacture and supply of the [***] Disposable Set Components and that such SOP contains operating standards or procedures that are at least as good as those prevailing in the industry for a comparable supplier. Supplier has designed and will manufacture the [***] Disposable Set Components according to (1) the Product Specifications applicable to the [***] Disposable Set
         Components, (2) Supplier's SOP, and (3) the standards established by the FDA for current Good Manufacturing Practices, as established by the FDA for current Good Manufacturing Practices, as specified in 21 CFR ss.820 Quality System Regulations; 21 CFR ss.807 Established Registration and Device Listing for Manufacturers of Devices; 21 CFR ss.803 Medical Device Reporting; 21 CFR ss.801 Medical Devices Reports of Corrections and Removals; the Federal Food, Drug and Cosmetic Act, as amended; ISO 13485 Medical Devices - Quality management systems - Requirements for regulatory purposes; and European Council Directive 93/42/EEC of 14 June 1993 concerning medical devices (the items in this subsection (3), collectively, constituting the "Legal Standards"). This Section 6(a)(i) is not intended to limit Supplier's obligations to indemnify Customer under
         Section 16(a).

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

(iii) Documents and Records. Upon request by Customer, Supplier shall furnish Customer with complete and accurate information and copies of documents necessary for Customer to: (A) provide Customer assurance that the [***] Disposable Set Components were manufactured and supplied in accordance with this Agreement and in compliance with applicable Laws, (B) enable Customer to ensure that the [***] Disposable Set Components comply with the labeling claims made for [***] Disposable Set Components, (C) secure all governmental licenses, registrations or approvals for the [***] Disposable Set Components as required by applicable laws in the Territory, and (D) respond to all governmental inquiries or requests.

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

(ii)              Suppliers and Distributors.

(1) Suppliers. Supplier will exert Commercially Reasonable Efforts to assist Customer in gaining access and documentation from any supplier used by Supplier in performing its obligations hereunder. Supplier will exert Commercially Reasonable Efforts to prevent its suppliers from supplying [***] Disposable Set Components to any party other than Supplier. To the extent Supplier, in connection with the revised launch and roll-out schedule of [***] Disposable Set Components as contemplated by this Amendment, adjusts its materials and components inventory or reschedules, cancels or otherwise modifies any orders placed to its suppliers, Supplier shall be solely responsible for any resulting costs and expenses (the parties agreeing that Customer has previously been reimbursed by Supplier for all such costs and expenses incurred by Customer).

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

7.                Ordering, Supplying, and Rejecting [***] Disposable Set
                  Components.

(a) Ordering [***] Disposable Set Components. Beginning as of the date that the production tools for the [***] Disposable Set Components become ready, which is currently projected to take place in September 2004 for cassettes and January 2005 for LIM segments, in addition to the other provisions of this Agreement, the following procedures shall apply to Customer's ordering and purchasing of, and Supplier's manufacture, sale, and delivery of, [***] Disposable Set Components:

                           (i) Customer will provide Supplier with non-binding annual estimates for its anticipated purchases of [***] Disposable Set Components. The initial non-binding annual estimate is set forth on Exhibit D. Supplier shall use each such forecast to plan capacity and order raw materials and component parts to support those forecasts. Pricing for the [***] Disposable Set Components will be based on the pricing formula for such components set forth in Exhibit A, as applied based on the Supplier's manufacturing costs for the [***] Disposable Set Components as affected by the estimated annual requirements. Customer's annual estimate will indicate Supplier is selling parts to Customer Ex-Works from Supplier's source of manufacture. Supplier will request that Customer provide a new annual estimate of annual requirements at least 3 months before the end of a pending annual period. Supplier will continue to maintain availability of bins of components through the end of the pending annual period. Customer must provide a new annual estimate at least 2 months before the end of a pending annual period. At each Quarterly Meeting of the parties, the parties will discuss the estimated volume of [***] Disposable Set Components to be purchased by Customer during that year and will mutually agree to any revisions to that estimate. Thereafter, the parties may mutually agree to any adjustments to the pricing for the [***] Disposable Set Components based on the pricing formula contained in the [***] Pump Supply Agreement, as applied to any adjustment to Supplier's manufacturing costs for the [***] Disposable Set Components resulting from the adjustments to the estimated annual requirements. Notwithstanding the pricing adjustments made throughout any calendar year as set forth above, within thirty (30) days following the conclusion of each calendar year, the parties will compare (a) the amount determined by applying the pricing formula for the [***] Disposable Set Components to the aggregate actual manufacturing costs for the [***] Disposable Set purchased by Customer during that year (the "Actual Aggregate Price"), to (b) the aggregate amount actually invoiced to Customer for [***] Disposable Set Components during that calendar year (the "Actual Payments"). If the Actual Aggregate Price is greater than the Actual Payments, then Customer will pay the difference to Supplier within thirty (30) days. If the Actual Aggregate Price is less than the Actual Payments, then Supplier will pay the difference to Customer within thirty (30) days.

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

                           (x) Initial Bin Quantities are hereby set at 150,000 pcs per bin for all referenced part numbers (above).

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

(d)      Supplying [***] Disposable Set Components.

(i) Components, and Raw Materials. Supplier shall acquire all raw and packaging materials solely from manufacturers and suppliers that meet industry standards of acceptability and comply fully with all Laws (as hereinafter defined). Supplier may purchase and maintain up to a six (6) month supply of raw materials and component parts necessary for the manufacture and supply of the [***] Disposable Set Components according to the 12-month estimates. If Supplier so elects, Supplier shall sell to Customer and Customer shall purchase any such raw materials and component parts that are not used by Supplier in accordance with the 12-month estimate referred to in the previous sentence within nine (9) months from the date they are received by Supplier at Supplier's standard cost plus [***]%. To assist Supplier in determining the need for such items, Customer will use Commercially Reasonable Efforts to apprise Supplier of significant developments, such as market conditions, customer demand, and sales forecasts, which may occur with respect to its business as it relates to its requirements for [***] Disposable Set Components.

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

(e)      Rejecting Nonconforming [***] Disposable Set Components.

(i) Defective [***] Disposable Set Components. Customer will have no obligation to inspect incoming shipments of [***] Disposable Set Components received from Supplier. However, if after receiving a shipment of [***] Disposable Set Components, Customer reasonably determines that any [***] Disposable Set Component or an entire lot of [***] Disposable Set Components delivered by Supplier fails to meet the Product Specifications, and/or any other requirements and other specifications established or agreed to from time to time by Customer, and/or any other terms and conditions of this Agreement (the "Defective Products"), Customer shall notify Supplier after discovery of the defect. All Defective Products, other than any Defective Products (or any portions thereof) retained by Customer for testing, evaluating or sampling, shall, at Customer's option, but not earlier than five (5) business days after notification to Supplier by Customer in writing, be returned to Supplier, at Supplier's expense, after Customer has obtained a return merchandise authorization number from Supplier for such products. Supplier shall promptly repair or replace, at Supplier's sole discretion, all Defective Products returned to Supplier. If Supplier receives any written notice of Defective Products, Supplier shall, at Supplier's expense, ship replacement or repaired [***] Disposable Set Components to the destination designated by Customer as soon as reasonably possible after receipt of such notice, provided that Supplier shall use its best efforts to make any such shipment ready for shipment within five (5) business days after receiving returned Defective Products. In the event that Supplier fails to do so, Customer may treat such failure as a Call-Off
         Breach pursuant to Section 17. Notwithstanding the foregoing, neither Customer's failure to discover Defective Products nor any of the provisions set forth herein for dealing with Defective Products shall prejudice or affect Customer's other rights or remedies under this Agreement or under applicable Law (as hereinafter defined), including Customer's rights to have Defective Products repaired or replaced under the Product Warranties set forth in this Agreement.

(ii) Shortfall. A "Shortfall" shall occur if Customer reasonably determines that there is either (A) a shortfall in the quantity of [***] Disposable Set Components delivered by Supplier pursuant to a call-off, and/or (B) any shipment of [***] Disposable Set Components delivered by Supplier pursuant to a call-off contains [***] Disposable Set Components that have defects that are manifest and easily visible to the naked eye ("Visually Defective Products"). Customer shall notify Supplier of any Shortfall within five (5) business days of the date Visually Defective Products are received by Customer at Customer's manufacturing facility in Wuxi, China or Chatel, Switzerland. Visually Defective Products shall be returned to Supplier at Supplier's expense, and Supplier shall repair or replace them and redeliver them to Customer in accordance with Section 7(e)(i) above. In the case of a Shortfall in quantity, Supplier shall ship a quantity of [***] Disposable Set Components that are not Defective Products and/or Visually Defective Products to the destination designated by Customer to fulfill the entire Call-Off as soon as is reasonably possible, provided that Supplier shall use its best efforts to make any such shipment ready for shipment within five (5) business days after Supplier's receipt of notification of such Shortfall in quantity from Customer. In the case of a Shortfall due to Visually Defective Products, Supplier shall ship a quantity of [***] Disposable Set Components that are not Defective Products and/or Visually Defective Products to the destination designated by Customer to fulfill the entire Call-Off as soon as is reasonably possible, provided that Supplier shall use its best efforts to make any such shipment ready for shipment within five (5) business days after Supplier's receipt of the returned
         Visually Defective Products. Any Shortfall that is identified by Customer and is communicated in writing by Customer to Supplier within five (5) business days of Customer's receipt of a shipment shall be deemed a Call-Off Breach under Section 17. If Customer does not notify Supplier of a Shortfall within five (5) business days of a shipment, a Call-Off Breach shall not be deemed to have occurred, and Customer shall retain, without limitation, all its other rights and remedies conferred under this Agreement.

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

(j) Warranty Claims. The parties have entered into a Maintenance and Service Agreement that will provide for the following: (i) reporting of product defects, (ii) the process for responding to warranty claims, and (iii) the process for repairing or replacing damaged or defective [***] Disposable Set Components.

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

11.      Price and Payment Terms.

(a) Prices. Customer shall pay Supplier for the [***] Disposable Set Components at the Initial Product Prices. The Initial Product Prices shall remain unchanged during the first twelve (12) months after the Amendment Effective Date. After such initial twelve (12) month period, the Initial Product Prices for [***] Disposable Set Components may be increased by Supplier on an annual basis. Price increases with respect to the [***] Disposable Set Components will be based on cost increases, as contemplated by the formula set forth in Exhibit A. Supplier will notify Customer of cost increases that affect the [***] Disposable Set Components and will provide to Customer such information and documents received by Supplier from Supplier's suppliers that relates to any such cost increases. The product prices, including the Initial Product Prices, for [***] Disposable Set Components shall include the cost of all materials, but do not include shipping costs, taxes, charges, tariffs, and duties, all of which shall be paid by Customer.

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

(xi) Customer may terminate this Agreement upon written notice to Supplier in the event of Supplier's failure to meet any of the milestones under the Start-Up Plan, provided that Customer's failure to terminate this Agreement pursuant to the foregoing on or before fifteen (15) days after the deadline for such milestone, will constitute a waiver of Customer's rights to terminate this Agreement by reason of such failure.

(xii) This Agreement shall terminate if Customer terminates any Related Agreement (or sends a notice of such termination) on or before the date of Supplier's satisfaction or failure to satisfy the milestone for Phase 5 of the Start-Up Plan, or if Customer terminates, at any time, the [***] Pump Supply Agreement based on Supplier's failure to satisfy the milestone for Phase 5 of the Start-Up Plan. Any such termination under this provision shall be effective as of the same date on which the termination of the [***] Pump Agreement.

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

(2) Following the termination of the Agreement pursuant to Section 15(a)(xi) above, due to a failure of Supplier to fulfill call-offs pursuant to Section 15(a)(ix) (with reference to Section17(c)(iv)), due to a Bankruptcy Event of Supplier pursuant to Section 15(a)(v) above, or due to the Change of Control of Supplier pursuant to Section 15(a)(vi) above, or due to a material breach of the Agreement by Supplier pursuant to Section 15(a)(vii) above, then, within thirty (30) days of such termination, Customer may elect to purchase all or any portion of Supplier's inventory of finished [***] Disposable Set Components allocated to Customer in accordance with the estimates called for by Section 7(a) and Supplier's inventory of custom components for [***] Disposable Set Components. If Customer elects to purchase less than all of these inventories, then Supplier, at its expense, shall destroy the remaining inventories of custom [***] Disposable Set Components. Supplier may use for its own purposes all the remaining components of the [***] Disposable Set Components that are not custom [***] Disposable Set Components.

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


         If to ZEVEX:                       ZEVEX International Inc.
                                            4314 ZEVEX Park Lane
                                            Salt Lake City, Utah, USA 84123
                                            Attn: President and CEO
                                            Fax: (801) 264-1051
                                            with a copy to the CFO
                                            at the same address.

         If to Numico:                      Numico Trading B.V.
                                            WTC Schiphol Airport, Tower E
                                            Schiphol Boulevard 105
                                            1118 ZN Schiphol Airport
                                            The Netherlands
                                            Attn:  Luc Volatier, V.P. of
                                            Purchasing Worldwide
                                            Fax: 31206586159

         If to Nutricia:                    c/o Nutricia International B.V.
                                            WTC Schiphol Airport, Tower E
                                            Schiphol Boulevard 105
                                            1118 ZN Schiphol Airport
                                            The Netherlands
                                            Attn: Henk Afman, VP of
                                            Manufacturing Clinical
                                            Fax: 31206586884

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

28. Entire Agreement. This Agreement contains the sole and complete understanding of the parties related to its subject matter, and supersedes all oral or written agreements concerning this subject matter made prior to the date of this Agreement. This amendment hereby supercedes and replaces in its entirety the [***] Disposable Set Components Supply Agreement by and between the parties, executed on July 20, 2004.

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



                            {Signature Page Follows}

         IN WITNESS WHEREOF, the parties enter into this Agreement effective as of the Amendment Effective Date.



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

                                    EXHIBIT A

                             INITIAL PRODUCT PRICES


Product Pricing for [***] Disposable Set Components:

         The Initial Product Price for each [***] Disposable Set Component will be calculated using the following formula:

         [***]


ZEVEX                                                         Annual                Initial
Part Number       Description                                 Purchase Quantity   Manufacturing Cost
-----------       -----------                                 -----------------   ------------------
[***]             [***]                                                [***]                     [***]
                                                                       [***]                     [***]

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

                                    EXHIBIT B

                        CRITICAL COMPONENTS AND SUPPLIERS


ZEVEX
Part Number                Description                                 Supplier
-----------                -----------                                 --------
[***]                      [***]                                         [***]
[***]                      [***]                                         [***]

                                    Exhibit C

                                  STARTUP PLAN

------------------ ------------------------------------------------------------ --------------------------------------

      Phase                                Milestones                                         Deadline
------------------ ------------------------------------------------------------ --------------------------------------
------------------ ------------------------------------------------------------ --------------------------------------
                   o        The [***] Products and their designs, have been
Phase 1                 independently validated and audited by KEMA (under      December 1, 2004
                        the supervision of Customer) with results
                        satisfactory to KEMA, and are Fit, Safe and
                        Convenient for Human Use, as determined by Customer
                        to its reasonable satisfaction.

                   o Satisfactory process audit result by KEMA resulting in CE mark.


                   * Both parties acknowledge that this milestone has been
                   achieved as of the Amendment Effective Date (including
                   reimbursement of Customer's costs incurred in such audits).
------------------ ------------------------------------------------------------ --------------------------------------
------------------ ------------------------------------------------------------ --------------------------------------
                   o        Supplier has produced and shipped to Customer
Phase 2                 [***] Flocare [***] Pumps and [***] [***] Disposable    December 22, 2004
                        Sets (the "Controlled Release").  [***] Products in
                        the Controlled Release are Fit, Safe and Convenient
                        for Human Use, as determined by Customer to its
                        reasonable satisfaction

                   o Flocare [***] Pump production capacity has reached a capacity of [***] Flocare [***] Pumps per day in accordance with a Customer-provided assembly schedule, such production capacity is capable of being increased in a controlled manner, and such capacity meets
                        Customer's reasonable satisfaction as to quality and quantity capabilities


                   * Both parties  acknowledge  that this  milestone  has been achieved as of the Amendment Effective Date.
------------------ ------------------------------------------------------------ --------------------------------------
------------------ ------------------------------------------------------------ --------------------------------------
                   o        Flocare [***] Pumps and [***] Disposable Sets
Phase 3                 produced pursuant to the Controlled Release meet all    January 14, 2005
                        applicable Product Specifications and are Fit, Safe
                        and Convenient for Human Use, as determined by
                        Customer to its reasonable satisfaction through its
                        own internal testing protocols.

                   o Customer has received all test results under Supplier's control relating to [***] Pumps produced by Supplier that have been released in the United States, which test results shall demonstrate that the [***] Pumps meet all applicable Product Specifications and are Fit, Safe and Convenient for Human Use.


                   * Both parties  acknowledge  that this  milestone  has been achieved as of the Amendment Effective Date.
------------------ ------------------------------------------------------------ --------------------------------------
------------------ ------------------------------------------------------------ --------------------------------------

Phase 4            Indications from pre-market tests of actual customer use     March 31, 2005
                   of Flocare [***] Pumps and [***] Disposable Sets produced
                   by Supplier under the Controlled Release demonstrate that
                   the Flocare [***] Pumps and [***] Disposable Sets produced by Supplier under the Controlled Release meet all
                   applicable Product Specifications and are Fit, Safe and
                   Convenient for Human Use.


                   * Both parties  acknowledge  that this  milestone  has been achieved as of the Amendment  Effective  Date and that, for purposes  of Section  4(a) of the  Agreement,  no defect in the [***] Products was discovered during Pre-Market Tests.
------------------ ------------------------------------------------------------ --------------------------------------
------------------ ------------------------------------------------------------ --------------------------------------

Phase 5            From March 1, 2005 through December 31, 2005, Supplier has   December 31, 2005
                   produced and shipped [***] Products that meet Customer's
                   call-off requirements for market launch in a specific set
                   of countries within the Territory selected at Customer's
                   discretion (as such call-offs are made in accordance with
                   the applicable supply agreement and the forecasts provided under such agreements).  All [***] Products shipped are
                   Fit, Safe and Convenient for Human Use.
------------------ ------------------------------------------------------------ --------------------------------------

                                    Exhibit D

                          Initial Non-Binding Estimate



[***]

                                                                Exhibit 10.34


              CONFIDENTIAL INFORMATION OF ZEVEX International, Inc.

[Confidential treatment has been requested as to certain portions of this document. Each such portion, which has been omitted herein and replaced with an asterisk [***], has been filed separately with the Securities and Exchange Commission.]


                 AMENDED AND RESTATED LICENSE AGREEMENT FOR THE
                         [***] DISPOSABLE SET COMPONENTS


         THIS AMENDED AND RESTATED LICENSE AGREEMENT FOR THE [***] DISPOSABLE SET COMPONENTS (this "Agreement") is entered into as of May 31, 2005 (the "Amendment Effective Date"), by and between NUMICO TRADING B.V., a Netherlands corporation with its principal offices at WTC Schiphol Airport, Tower E, Schiphol Boulevard 105, 1118 ZN Schiphol Airport, The Netherlands ("Numico"), NUTRICIA INTERNATIONAL B.V., a Netherlands corporation with its principal offices at WTC Schiphol Airport, Tower E, Schiphol Boulevard 105, 1118 ZN Schiphol Airport, The Netherlands ("Nutricia", and, together with Numico, "Licensee"), and ZEVEX INTERNATIONAL, INC., a Delaware corporation, with its principal offices at 4314 ZEVEX Park Lane, Salt Lake City, Utah ("Licensor").

                                    RECITALS

A. Numico, Nutricia and Licensor entered into a License Agreement for the Infinity Disposable Set Components dated as of July 20, 2004.

B. Numico and Nutricia are subsidiaries of Royal Numico, N.V., a Netherlands corporation ("Royal Numico"), which is a world leader in the manufacturing and marketing of clinical nutrition products and related equipment and accessories.

C. Nutricia is a world leader in the manufacture and marketing of clinical nutrition products.

D. Numico specializes in the procurement of raw materials, packaging materials and fully-finished products for use in the Nutricia clinical nutrition business.

E. Licensor is engaged in the business of developing, manufacturing and marketing clinical nutrition delivery devices and accessories, including the Infinity Disposable Set Components (as defined below), which are the subject of this Agreement.

F. The parties desire that Licensor license the manufacturing rights to the Infinity Disposable Set Components to Licensee in accordance with the terms and conditions of this Agreement.

G. Of even date with this Agreement, the parties have entered into that certain Infinity Pump Supply Agreement (as defined below), whereby Licensee has appointed Licensor as the exclusive manufacturer of the Infinity Disposable Set Components and certain other Licensor products.

H. Of even date with this Agreement, the parties have entered into that certain Flocare 800 Pump Agreement (as defined below), whereby Licensee has appointed Licensor as the exclusive manufacturer of Licensee's Flocare 800 pump.

I. The parties wish to amend and restate the License Agreement for the Infinity Disposable Set Components in its entirety.

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

                  "[***] Disposable Set Components Supply Agreement" means that certain Amended and Restated [***] Disposable Set Proprietary Components Supply Agreement of even date herewith between the parities (or a subsequently amended version of such agreement, if any).

                  "Exclusivity Breach by Licensee" means a material breach by Licensee of (i) Section 2 of this Agreement (ii) Sections 5(a), 5(c) and/or 5(f) of the [***] Pump Supply Agreement, (iii) Section 2 of the [***] Pump License Agreement, (iv) Sections 5(a) and/or 5(c) of the [***] Disposable Set Components Supply Agreement, and/or (v) Section 5(b) of the Flocare 800 Pump Agreement.

                  "Flocare 800 Pump Agreement" means that certain Amended and Restated Flocare 800 Pump Manufacturing Agreement of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

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

                  "[***] Pump License Agreement" means that certain Amended and Restated License Agreement for the Flocare [***] Pump of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

                  "[***] Pump Supply Agreement" means that certain Amended and Restated [***] Pump Supply Agreement of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

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

                  "Maintenance and Service Agreement" means that certain Maintenance and Service Agreement between the parties (or a subsequently amended version of such agreement, if any).

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

                  Licensor Termination Period" means a thirty (30) day period that begins on the sixtieth (60th) day following notice by Licensor to Licensee of a Confidentiality Breach by Licensee, an Exclusivity Breach by Licensee, or any other material breach by Licensee, as applicable.

                  "Territory" means the countries designated in the following chart:

  ----------------------------------------------------------------------------  ---------------------------------------------
   Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy,   Bulgaria, Czech Republic, Hungary, Poland,
   Latvia, Luxembourg,The Netherlands, Norway, Portugal, Spain, Sweden,           Slovakia, Ukraine, United Arab Emirates,
   Switzerland, United Kingdom                                                    Russia, Turkey ,
   ------------------------------------------------------------------------     ---------------------------------------------
   ------------------------------------------------------------------------     ---------------------------------------------
   Australia, New Zealand                                                         China, Indonesia, Malaysia, Taiwan
   ------------------------------------------------------------------------     ---------------------------------------------
   ------------------------------------------------------------------------     ---------------------------------------------
   Argentina, Brazil                                                              South-Africa
   ------------------------------------------------------------------------     ---------------------------------------------

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

(c) Know-How Transfer. Within fifteen (15) days after the Amendment Effective Date, Licensor shall disclose and transfer to the Escrow Agent (defined below) all of the Know-How and other [***] Intellectual Property by delivering to such Escrow Agent documents fully disclosing the Know-How and other [***] Intellectual Property that is necessary or helpful for Licensee to manufacture, support and service the [***] Disposable Set Components, including written instructions to Licensor's suppliers giving such suppliers permission to provide materials necessary for the manufacture, support and service of the [***] Disposable Set Components, notwithstanding any preexisting exclusivity arrangements such suppliers may have with Licensor (the "Escrow Materials"). In connection with the Agreement, the parties and DSI Technology Escrow Services, Inc. (the "Escrow Agent") have executed an Escrow Agreement, which, notwithstanding any other provisions of this Agreement, shall govern the parties' agreement with respect to the Escrow Material. In connection with the foregoing releases of the Escrow Materials, Licensor shall make reasonably available to Licensee the appropriate Licensor personnel to assist Licensee in implementing the Know-How and practicing the license granted hereunder. All transfer of Know-How will be in the form of written documentation or verbal communications from Licensor's staff to Licensee's staff. To the extent practicable, all written documentation shall be marked as "Confidential Trade Secrets of ZEVEX International." In the event the Escrow Materials are released in accordance with the Escrow Agreement in connection with the Customer's proper exercise of its Manufacturing Remedy following a Call-Off Breach (as such terms are defined in the [***] Pump Supply Agreement), which Call-Off Breach is subsequently properly cured by Supplier in accordance with the [***] Pump Supply Agreement, Customer shall promptly return or destroy all Escrow Materials under its and its affiliates and agents control (certifying to the same), and the parties shall promptly re-establish the escrow under the terms of the current Escrow Agreement.

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

5.       Term and Termination

(a) Effective Date and Term. The term of this Agreement began on July 20, 2004 (the "Effective Date"), and shall end on the earlier of (i) the tenth anniversary of the date upon which the [***] Disposable Set Components Supply Agreement is terminated, or (ii) the date that no Flocare [***] Pump placed or sold by Licensee is in service (the "Term"); provided that at any time on or after January 1, 2008, Licensee may give notice to Licensor of its intention for any reason to terminate this Agreement, and, if such notice is given, the term of this Agreement shall expire two years from the date of such notice, unless it is earlier terminated pursuant to Section 5 below.

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

(d) Cross-Termination. This Agreement shall terminate automatically and immediately upon the termination of the [***] Disposable Set Components Supply Agreement for any reason (including but not limited to a termination of the [***] Disposable Set Components Supply Agreement for Licensor's failure to meet the milestones of Phase 4 or Phase 5 of the Start-Up Plan under that agreement) other than one of the following reasons:

(i) Upon a "Bankruptcy Event of Supplier" in Section 15(a)(v) of the [***] Disposable Set Components Supply Agreement

(ii) Upon a "Change of Control of Supplier" in Section 15(a)(vi) of the [***] Disposable Set Components Supply Agreement.

(iii) Upon a "Failure to Fulfill Call-Off" in Section 15(a)(ix) of the [***] Disposable Set Components Supply Agreement, where such failure to fulfill involves the [***] Disposable Set Components licenses under this Agreement (as opposed to other products also covered under the [***] Pump Agreement) for periods after December 31, 2005.

(iv) In the event Licensor commences a voluntary proceeding under Title 11 of the United States Code (the "Bankruptcy Code") and/or is adjudicated a debtor in an involuntary case under the Bankruptcy Code pursuant to
         Section 15(a)(x) of the [***] Disposable Set Components Supply
         Agreement.

(v) Termination by Customer (as defined in the [***] Disposable Set Components Supply Agreement) pursuant to Section 15(a)(vii) of the [***] Disposable Set Components Supply Agreement arising out of a material breach of that agreement by Supplier to the extent occurring after Licensor's failure or satisfaction of the milestone of the Phase 5 of the Start-Up Plan.

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
                                            Attn: President and CEO
                                            Fax: (801) 264-1051
                                            with a copy to the CFO
                                            at the same address.

         If to Numico:                      Numico Trading B.V.
                                            WTC Schiphol Airport, Tower E
                                            Schiphol Boulevard 105
                                            1118 ZN Schiphol Airport
                                            The Netherlands
                                            Attn:  Luc Volatier, V.P. of
                                            Purchasing Worldwide
                                            Fax: 31206586159

         If to Nutricia:                    c/o Nutricia International B.V.
                                            WTC Schiphol Airport, Tower E
                                            Schiphol Boulevard 105
                                            1118 ZN Schiphol Airport
                                            The Netherlands
                                            Attn: Henk Afman, VP of
                                            Manufacturing Clinical
                                            Fax: 31206586884

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

19. Entire Agreement. This Agreement contains the sole and complete understanding of the parties related to its subject matter, and supersedes all oral or written agreements concerning this subject matter made prior to the date of this Agreement. The [***] Disposable Set Components Supply Agreement and the Flocare 800 Pump Agreement are not superceded by this Agreement, but to the extent that any terms of this Agreement relating to the licensing of the [***] Intellectual Property conflict with such agreements, this Agreement shall control. This amendment hereby supercedes and replaces in its entirety the License Agreement for the [***] Disposable Set Components by and between the Parties executed on July 20, 2004.

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


                            {Signature Page Follows}

         IN WITNESS WHEREOF, the parties enter into this Agreement effective as of the Amendment Effective Date.

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

[***]

                                    Exhibit B

                                    Know-How

The [***] Disposable Sets Know-How is documented in the following ZEVEX Device Master Records:

---------------------------------------- --------------------------------------------------------------------------------
Device Master Record Number              Description
---------------------------------------- --------------------------------------------------------------------------------
---------------------------------------- --------------------------------------------------------------------------------
[***]                                    [***]
---------------------------------------- --------------------------------------------------------------------------------
---------------------------------------- --------------------------------------------------------------------------------
[***]                                    [***]
---------------------------------------- --------------------------------------------------------------------------------

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

                                                                Exhibit 10.35


             CONFIDENTIAL INFORMATION OF ZEVEX International, Inc.

[*Confidential treatment has been requested as to certain portions of this document. Each such portion, which has been omitted herein and replaced with an asterisk [***], has been filed separately with the Securities and Exchange Commission.]




                     AMENDED AND RESTATED LICENSE AGREEMENT
                           FOR THE FLOCARE [***] PUMP


         THIS AMENDED AND RESTATED LICENSE AGREEMENT FOR THE FLOCARE [***] PUMP (this "Agreement") is entered into as of May 31, 2005 (the "Amendment Effective Date"), by and between NUMICO TRADING B.V., a Netherlands corporation with its principal offices at WTC Schiphol Airport, Tower E, Schiphol Boulevard 105, 1118 ZN Schiphol Airport, The Netherlands ("Numico"), NUTRICIA INTERNATIONAL B.V., a Netherlands corporation with its principal offices at WTC Schiphol Airport, Tower E, Schiphol Boulevard 105, 1118 ZN Schiphol Airport, The Netherlands ("Nutricia", and, together with Numico, "Licensee"), and ZEVEX INTERNATIONAL, INC., a Delaware corporation, with its principal offices at 4314 ZEVEX Park Lane, Salt Lake City, Utah ("Licensor").

                                    RECITALS

         A. Numico, Nutricia and Licensor entered into a License Agreement for the Flocare [***] Pump dated as of July 20, 2004.

         B. Numico and Nutricia are subsidiaries of Royal Numico, N.V., a Netherlands corporation ("Royal Numico"), which is a world leader in the manufacturing and marketing of clinical nutrition products and related equipment and accessories.

         C. Nutricia is a world leader in the manufacture and marketing of clinical nutrition products.

         D. Numico specializes in the procurement of raw materials, packaging materials and fully-finished products for use in the Nutricia clinical nutrition business.

         E. Licensor is engaged in the business of developing, manufacturing and marketing clinical nutrition delivery devices and accessories, including the [***] Products (as defined below), which are the subject of this Agreement.

         F. The parties desire that Licensor license the manufacturing rights to the [***] Products to Licensee in accordance with the terms and conditions of this Agreement.

         G. Of even date with this Agreement, the parties have entered into that certain [***] Pump Supply Agreement (as defined below), whereby Licensee has appointed Licensor as the exclusive manufacturer of the [***] Products.

         H. Of even date with this Agreement, the parties have entered into that certain Flocare 800 Pump Agreement (as defined below), whereby Licensee has appointed Licensor as the exclusive manufacturer of Licensee's Flocare 800 pump.

         I. The parties wish to amend and restate the License Agreement for the Flocare [***] Pump in its entirety.

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

                  "Flocare 800 Pump Agreement" means that certain Amended and Restated Flocare 800 Pump Manufacturing Agreement of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

                  "Flocare [***] Pump" means ZEVEX's [***] Pump, as it has been customized for Licensee as set forth in the Product Specifications.

                  "[***] Disposable Set Components License Agreement" means that certain Amended and Restated License Agreement for the [***] Disposable Set Components of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

                  "[***] Disposable Set Components Supply Agreement" means that certain Amended and Restated [***] Disposable Set Components Supply Agreement of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

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

                  "[***] Pump Products" means the Flocare [***] Pump, the [***] Pump Accessories and the [***] Pump Kits.

                  "[***] Pump Supply Agreement" means that certain Amended and Restated [***] Pump Supply Agreement of even date herewith between the parties (or a subsequently amended version of such agreement, if any).

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

                  "Maintenance and Service Agreement" means that certain Maintenance and Service Agreement between the parties (or a subsequently amended version of such agreement, if any).

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

(b) Exclusivity. The foregoing rights shall be exclusive to Licensee within the Territory. Licensee has no rights to the [***] Intellectual Property for any purpose other than as expressly provided in this Agreement or for any purpose outside of the Territory. Further, Licensor shall retain all rights to use the [***] Intellectual Property within the Territory for products not involving enteral feeding pumps or enteral feeding pump accessories.

(c) Know-How Transfer. Within fifteen (15) days after the Amendment Effective Date, Licensor shall disclose and transfer to the Escrow Agent (defined below) all of the Know-How and other [***] Intellectual Property by delivering to such Escrow Agent documents fully disclosing the Know-How and other [***] Intellectual Property that is necessary or helpful for Licensee to manufacture, support and service the [***] Pump Products (the "Escrow Materials"), including written instructions to Licensor's suppliers giving such suppliers permission to provide materials necessary for the manufacture, support and service of the [***] Pump Products, notwithstanding any preexisting exclusivity arrangements such suppliers may have with Licensor. In connection with the Agreement, the parties and DSI Technology Escrow Services, Inc. (the "Escrow Agent") have executed an Escrow Agreement, which, notwithstanding any other provisions of this Agreement, shall govern the parties' agreement with respect to the Escrow Material. In connection with the foregoing releases of the Escrow Materials, Licensor shall make reasonably available to Licensee the appropriate Licensor personnel to assist Licensee in implementing the Know-How and practicing the license granted hereunder. All transfer of Know-How will be in the form of written documentation or verbal communications from Licensor's staff to Licensee's staff. To the extent practicable, all written documentation shall be marked as "Confidential Trade Secrets of ZEVEX International." In the event the Escrow Materials are released in accordance with the Escrow Agreement in connection with the Customer's proper exercise of its Manufacturing Remedy following a Call-Off Breach (as such terms are defined in the [***] Pump Supply Agreement), which Call-Off Breach is subsequently properly cured by Supplier in accordance with the [***] Pump Supply Agreement, Customer shall promptly return or destroy all Escrow Materials under its and its affiliates and agents control (certifying to the same), and the parties shall promptly re-establish the escrow under the terms of the current Escrow Agreement.

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

5.       Term and Termination

(a) Term. The term of this Agreement began on July 20, 2004 (the "Effective Date") and is perpetual (the "Term"); provided, however, that the Term shall end (i) upon one of the events of termination set forth in the following Sections 5(b), 5(c) and 5(d), or (ii) upon the mutual consent of the parties hereto.

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

(iii) Upon the failure of Licensee to pay to Licensor monies when due by Licensee to Licensor under any of this Agreement or the Related Agreements, Licensor may give notice to Licensee of such non-payment. Thereafter, if Licensee fails to pay such monies to Licensor within five (5) business days of such notice, then this Agreement shall terminate on that 5th business day. If Licensee pays the monies due to Licensor within those five (5) business days, then this Agreement shall not terminate.
(iv) Upon a material breach of this Agreement by Licensee, Licensor may give notice to Licensee of such breach. If Licensee fails to cure such breach within sixty (60) days of such notice, then this Agreement may be terminated by Licensor at any time during the period that begins on the sixtieth (60th) day following such notice and ends on the ninetieth (90th) day following such notice (the "Licensor Termination Period") by giving written notice of such termination to Licensee before the expiration of the Licensor Termination Period. Licensor's failure to terminate this Agreement during the Licensor Termination Period will constitute a waiver of Licensor's rights to terminate this Agreement by reason of the applicable breach, but will not constitute a waiver of Licensor's other rights and remedies under this Agreement, or a waiver of future similar breaches.

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

(d) Cross-Termination. This Agreement shall terminate automatically and immediately upon the termination of the [***] Pump Supply Agreement for any reason (including but not limited to a termination of the [***] Pump Supply Agreement for Licensor's failure to meet the milestones of Phase 4 or Phase 5 of the Start-Up Plan under that agreement) other than one of the following reasons:

(i) Upon a "Bankruptcy Event of Supplier" in Section 16(a)(v) of the [***] Pump Supply Agreement.

(ii) Upon a "Change of Control of Supplier" in Section 16(a)(vi) of the [***] Pump Supply Agreement.

(iii) Upon a "Failure to Fulfill Call-Off" in Section 16(a)(x) of the [***] Pump Supply Agreement where such failure to fulfill involves the [***] Pump Products for periods after December 31, 2005.

(iv) Upon termination of the [***] Pump Supply Agreement under Section 16(a)(xi) of the [***] Pump Supply Agreement.

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
                                            Attn: President and CEO
                                            Fax: (801) 264-1051
                                            with a copy to the CFO
                                            at the same address.

         If to Numico:                      Numico Trading B.V.
                                            WTC Schiphol Airport, Tower E
                                            Schiphol Boulevard 105
                                            1118 ZN Schiphol Airport
                                            The Netherlands
                                            Attn:  Luc Volatier, V.P. of
                                            Purchasing Worldwide
                                            Fax: 31206586159

         If to Nutricia:                    c/o Nutricia International B.V.
                                            WTC Schiphol Airport, Tower E
                                            Schiphol Boulevard 105
                                            1118 ZN Schiphol Airport
                                            The Netherlands
                                            Attn: Henk Afman, VP of
                                            Manufacturing Clinical
                                            Fax: 31206586884
or such other address or facsimile number as any of the persons designated above may have specified in a notice or communication duly given to the other designated person as provided herein.

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

19. Entire Agreement. This Agreement contains the sole and complete understanding of the parties related to its subject matter, and supersedes all oral or written agreements concerning this subject matter made prior to the date of this Agreement. The [***] Pump Supply Agreement and the Flocare 800 Pump Agreement are not superceded by this Agreement, but to the extent that any terms of this Agreement relating to the licensing of the [***] Intellectual Property conflict with such agreements, this Agreement shall control. This amendment hereby supercedes and replaces in its entirety the License Agreement for the Flocare [***] Pump, executed July 20, 2004.

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

         IN WITNESS WHEREOF, the parties enter into this Agreement effective as of the Amendment Effective Date.

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

                                      [***]

                                    Exhibit B

                                    Know-How

The [***] Products Know-How is documented in the following ZEVEX Device Master
Records:

---------------------------------------- --------------------------------------------------------------------------------
Device Master Record Number              Description
---------------------------------------- --------------------------------------------------------------------------------
---------------------------------------- --------------------------------------------------------------------------------
[***]                                    Flocare [***] Enteral Feeding Pump, Western Europe
---------------------------------------- --------------------------------------------------------------------------------
---------------------------------------- --------------------------------------------------------------------------------
[***]                                    Flocare [***] + Enteral Feeding Pump, Western Europe
---------------------------------------- --------------------------------------------------------------------------------
---------------------------------------- --------------------------------------------------------------------------------
[***]                                    Flocare [***] Paediatric Enteral Feeding Pump, Western Europe
---------------------------------------- --------------------------------------------------------------------------------
---------------------------------------- --------------------------------------------------------------------------------
[***]                                    Flocare [***] Enteral Feeding Pump, UK/Export
---------------------------------------- --------------------------------------------------------------------------------
---------------------------------------- --------------------------------------------------------------------------------
[***]                                    Flocare [***] + Enteral Feeding Pump, UK/Export
---------------------------------------- --------------------------------------------------------------------------------
---------------------------------------- --------------------------------------------------------------------------------
[***]                                    Flocare [***] Paediatric Enteral Feeding Pump, UK/Export
---------------------------------------- --------------------------------------------------------------------------------
---------------------------------------- --------------------------------------------------------------------------------
[***]                                    Flocare [***] Nurse Call
---------------------------------------- --------------------------------------------------------------------------------

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


Dated:  August 4, 2005
                                     By   /s/ David J. McNally
                                       --------------------------
                                       David J. McNally, CEO
                                      (Chief Executive Officer)








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


Dated:  August 4, 2005
                                     By   /s/ Phillip L. McStotts
                                       -----------------------------
                                       Phillip L. McStotts, CFO
                                       (Chief Financial Officer)

                                                                  EXHIBIT 32.01


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER,
          AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, David J. McNally, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:


         (i) The accompanying quarterly report on Form 10-Q for the quarter ended June 30, 2005, fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         (ii) The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated:  August 4, 2005

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

                                                                  EXHIBIT 32.02


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER,
          AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Phillip L. McStotts, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:


         (i) The accompanying quarterly report on Form 10-Q for the quarter ended June 30, 2005, fully complies with the requirements of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934, as amended; and

         (ii) The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated:  August 4, 2005

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