Form 10-Q/A
period 2005-06-30
ZEVEX INTERNATIONAL INC
filed 2005-09-08
CIK 827056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A #1

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

ZEVEX INTERNATIONAL, INC.

FORM 10-Q/A #1

For the Six Months Ended June 30, 2005

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on August 4, 2005. This amendment reflects the correction of an error that occurred during the Edgarization process of the Registrant's consolidated financial statements. Part I – Financial Information, Item 1, The Registrants Consolidated Balance Sheet reflected Total stockholders’ equity of $2,962,929, and should have reflected the amount of $12,962,929. Part II – Other Information, Item 2, is N/A.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements:

Consolidated Balance Sheets as of June 30, 2005 and December 31, 200	4

Consolidated Statements of Operations for the three month and six month
periods ended June 30, 2005 and 2004	5

Consolidated Statements of Cash Flows for the six month periods ended
June 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Signatures	12

PART I

FINANCIAL INFORMATION

____________________________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

____________________________________________________________________________________________

ZEVEX International, Inc. (“ZEVEX” or the “Company”) files herewith balance sheets of ZEVEX as of June 30, 2005, (unaudited) and December 31, 2004, and the related (unaudited) statements of operations for the respective three month and six month periods ended June 30, 2005 and 2004 and the related (unaudited) statements of cash flows for the six month periods ended June 30, 2005 and 2004. In the opinion of ZEVEX’s management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of ZEVEX for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of ZEVEX and the notes thereto included in the Annual Report of ZEVEX on Form 10-K for the year ended December 31, 2004.

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
ASSETS	(unaudited)

Current assets
Cash and cash equivalents	$ 225,858	$ 212,859
Designated cash for sinking fund payment on industrial
development bond	46,622	96,042
Accounts receivable, net of allowance for doubtful
accounts of $158,000 and $192,000	4,311,949	3,563,436
Other receivable	-	35,500
Inventories	4,087,300	4,584,755
Marketable securities	37,800	29,250
Prepaid expenses and other current assets	135,531	149,690
Total current assets	8,845,060	8,671,532

Property and equipment, net	4,407,147	4,345,942
Patents, trademarks and other intangibles, net	340,252	335,244
Goodwill, net	4,048,264	4,048,264
Total assets	$ 17,640,723	$ 17,400,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 1,428,532	$ 1,949,618
Other accrued liabilities	736,505	606,734
Bank line of credit	517,405	-
Income taxes payable	2,005	2,005
Current portion of industrial development bond	100,000	100,000
Current portion of other long-term debt	54,712	53,246
Total current liabilities	2,839,159	2,711,603

Industrial development bond	1,100,000	1,200,000
Other long-term debt	738,635	766,362

Stockholders' equity
Common stock; $.001 par value, 10,000,000
authorized shares, 3,444,704 issued and 3,405,471
outstanding at June 30, 2005 and December 31, 2004	3,445	3,440
Additional paid in capital	16,308,188	16,290,452
Unrealized loss on marketable securities	(9,975)	(18,525)
Treasury stock, 39,233 shares (at cost) at
June 30, 2005 and December 31, 2004	(89,422)	(89,422)
Accumulated deficit	(3,249,307)	(3,462,928)
Total stockholders' equity	12,962,929	12,723,017
Total liabilities and stockholders' equity	$ 17,640,723	$ 17,400,982

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30		June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Product sales	$ 6,645,727	$ 5,878,725	$ 12,527,181	$ 11,993,257
Engineering services	151,926	345,272	254,636	439,444
Total revenue	6,797,653	6,223,997	12,781,817	12,432,701

Cost of sales	4,329,168	3,793,241	8,126,827	7,675,649
Gross profit	2,468,485	2,430,756	4,654,990	4,757,052

Operating expenses:
General and administrative	1,153,933	1,268,273	2,128,612	2,158,974
Selling and marketing	857,357	745,004	1,673,057	1,542,450
Research and development	243,972	179,115	565,628	565,643
Total operating expenses	2,255,262	2,192,392	4,367,297	4,267,067

Operating income	213,223	238,364	287,693	489,985

Other income (expense):
Interest and other income	13,426	3,070	16,555	4,856
Interest expense	(58,181)	(48,542)	(87,992)	(89,553)
Income before income taxes	168,468	192,892	216,256	405,288

Provision for income taxes	-	-	(2,635)	(3,615)

Net income	$ 168,468	$ 192,892	$ 213,621	$ 401,673

Basic net income per share	$ 0.05	$ 0.06	$ 0.06	$ 0.12

Weighted average shares outstanding	3,405,322	3,400,964	3,403,155	3,400,964

Diluted net income per share	$ 0.05	$ 0.06	$ 0.06	$ 0.12

Diluted weighted average shares outstanding	3,506,609	3,438,380	3,510,118	3,448,263

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 213,621	$ 401,673
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	349,194	427,211
Stock issued for services	17,741	-
Provision for bad debts	4,120	(1,541)
Changes in operating assets and liabilities
Designated cash for sinking fund payment
on industrial development bond	49,420	49,610
Accounts receivable	(752,633)	149,265
Inventories	497,455	537,823
Prepaid expenses and other assets	49,659	103,766
Accounts payable	(521,086)	(285,265)
Accrued and other liabilities	129,771	257,393
Deferred revenue	-	(412,024)
Income taxes receivable/payable	-	339

Net cash provided by operating activities	37,262	1,228,250

Cash flows from investing activities
Purchase of property and equipment	(397,380)	(213,490)
Additions of patents and trademarks	(18,027)	(17,731)
Proceeds from other receivable from sale of business	-	988,703

Net cash (used in) provided by investing activities	(415,407)	757,482

Cash flows from financing activities
Principal payments on capital lease and long-term debt	(26,261)	(106,989)
Payments on industrial development bond	(100,000)	(100,000)
Net proceeds from (payments on) bank line of credit	517,405	(1,810,970)

Net cash provided by (used in) financing activities	391,144	(2,017,959)

Net increase (decrease) in cash and cash equivalents	12,999	(32,227)

Cash and cash equivalents at beginning of period	212,859	668,089

Cash and cash equivalents at end of period	$ 225,858	$ 635,862

7

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information along with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s 2004 Annual Report on SEC Form 10-K.

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

Statement 123(R) must be adopted no later than January 1, 2006 and the Company expects to adopt Statement 123(R) on that date. Statement 123(R) permits public companies to adopt its requirements using one of two methods, the “modified prospective” or the “modified retrospective.” Management has not yet determined which method it will use. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123, as described in the disclosure of pro forma net income and earnings per share under the caption “Stock Based Compensation.”

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

Stock Based Compensation

The Company follows the intrinsic value method of accounting as prescribed by APB No. 25 to account for employee stock options. No stock-based employee compensation cost has been recorded in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Had compensation expense for options under the Company’s two stock-based compensation plans been determined based on the fair value of the options at the grant dates for awards under those plans consistent with SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts for the three and six months ended June 30 as indicated below:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income as reported	$ 168,468	$ 192,892	$ 213,621	$ 401,673
Less: Stock compensation expense determined under fair value method, net of related tax effects	119,959	159,133	240,169	284,368
Pro forma net income (loss)	$ 48,509	$ 33,759	$ (26,548)	$ 117,305
Earnings (loss) per share:
Basic – as reported	$ 0.05	$ 0.06	$ 0.06	$ 0.12
Basic – pro forma	$ 0.01	$ 0.01	$ (0.01)	$ 0.03
Diluted – as reported	$ 0.05	$ 0.06	$ 0.06	$ 0.12
Diluted – pro forma	$ 0.01	$ 0.01	$ (0.01)	$ 0.03

2. Debt

The Company maintains a $3,000,000 line of credit arrangement with a financial institution. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 6.25% at June 30, 2005 and 5.25% on December 31, 2004. The Company’s balance on its line of credit was $517,405 at June 30, 2005 and $0 at December 31, 2004. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company’s line of credit contains certain financial covenants. In the second quarter of 2005, the Company failed to meet one financial covenant of the line of credit. The Company received a waiver for such covenant. As of December 31, 2004, the Company was in compliance with all financial covenants. The line of credit matures on May 29, 2006.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by the Company’s manufacturing facility. The note was due on May 15, 2003. The Term Loan Agreement which was renegotiated effective May 15, 2003, is now due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The Company owed $793,347 on the Term Loan Agreement at June 30, 2005.

3. Related Party Transactions

During 2003, in response to the changing marketplaces of the Company’s business segments, the Company evaluated its business opportunities and the need to refocus the Company on its core technologies. During this process, the Company examined and evaluated various options related to the divestiture of one or more business segments of the Company, partnering opportunities, and discontinuation of non-profitable product lines and business segments. In the fourth quarter of 2003 it was determined that the Company would divest itself of the Physical Evaluation business due to its continued decline in sales, escalating sales and marketing expenses, additional research and development costs of the new product line, and the negative contribution margin of the business segment. On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished through the sale of all the issued and outstanding capital stock of JTech, previously a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003 by and between the Company and Mr. Leonard C. Smith, a former employee, officer and director of the Company, for a negotiated purchase price of $1.2 million, which was recorded as an “other receivable” at December 31, 2003. Cash of $1,164,500 was received in 2004, and $35,500 was received in February 2005 when the Company satisfied certain obligations to JTech as set forth in the Stock Purchase Agreement. Such obligations included the requirement to deliver inventory, upon completion of production, and certain other equipment. The Company also had a manufacturing agreement for the manufacture of certain components and finished good products with JTech. Deferred revenue of $324,000 was recorded related to these obligations, all of which was realized in 2004. Additionally, pursuant to the Stock Purchase Agreement, the Company may receive additional payments from the purchaser based upon specifically identified JTech product sales in 2005. During the first six months of 2005 the Company received $12,824 under this agreement.

4.	Comprehensive Income

For the three month and six month periods ended June 30, 2005, the Company had comprehensive income of $170,628 and $222,171, respectively. For the three month and six month periods ended June 30, 2004, the Company had comprehensive income of $193,692 and $409,673, respectively.

5. Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Materials	$ 2,623,175	$ 2,761,508
Work in progress	513,043	470,253
Finished goods, including completed subassemblies	951,082	1,352,994
	$ 4,087,300	$ 4,584,755

6. Net Income Per Common Share

Basic net income per common share is calculated by dividing net income for the period by the weighted-average number of the Company’s common shares outstanding.

Diluted net income per common share includes the dilutive effect of options in the weighted-average number of the Company’s common shares outstanding as calculated using the treasury stock method. For the three months ended June 30, 2005 and June 30, 2004, 383,750 option shares and 599,500 option shares, respectively, were not included because they were antidilutive. For the six months ended June 30, 2005 and June 30, 2004, 309,750 option shares and 554,500 option shares, respectively, were not included because they were antidilutive.

7. Business Segments

The Company operates in two business segments: Therapeutics and Applied Technology. The Therapeutics segment includes the manufacture and sale of feeding pumps and disposable sets used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). In the Applied Technology segment, the Company provides design and manufacturing services to medical device companies who, in turn, sell the Company’s components and systems under private labels or incorporate them into their products. The Company evaluates the performance of the segments through gross profit, less selling and marketing expenses, and research and development expenses (or contribution margin). The Company does not allocate general and administrative expenses by segment. General and administrative expenses are included in Corporate and Unallocated amounts indicated below.

Segment information for the three months ended June 30, 2005 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 3,617	$ 3,181	$ --	$ 6,798
Cost of sales	2,394	1,935	--	4,329
Gross profit	1,223	1,246	--	2,469
Selling and marketing	712	146	--	858
Research and development	167	77	--	244
Contribution margin	344	1,023	--	1,367
General and administrative	--	--	1,154	1,154
Other (income)/expenses	--	--	45	45
Provision for income taxes	--	--	--	--
Net income				$ 168

Total assets	$ 250	$ 4,048	$ 13,343	$ 17,641

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

Segment information for the three months ended June 30, 2004 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 3,366	$ 2,858	$ --	$ 6,224
Cost of sales	2,109	1,684	--	3,793
Gross profit	1,257	1,174	--	2,431
Selling and marketing	665	80	--	745
Research and development	108	71	--	179
Contribution margin	484	1,023	--	1,507
General and administrative	--	--	1,268	1,268
Other (income)/expenses	--	--	46	46
Provision for income taxes	--	--	--	--
Net income				$ 193

Total assets	$ 558	$ 4,048	$ 12,965	$ 17,571

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $4,048,000 in the Applied Technology segment.

Segment information for the six months ended June 30, 2005 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 6,489	$ 6,293	$ --	$ 12,782
Cost of sales	4,363	3,764	--	8,127
Gross profit	2,126	2,529	--	4,655
Selling and marketing	1,400	273	--	1,673
Research and development	296	270	--	566
Contribution margin	430	1,986	--	2,416
General and administrative	--	--	2,128	2,128
Other (income)/expenses	--	--	71	71
Provision for income taxes	--	--	3	3
Net income				$ 214

Segment information for the six months ended June 30, 2004 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 6,361	$ 6,072	$ --	$ 12,433
Cost of sales	3,959	3,717	--	7,676
Gross profit	2,402	2,355	--	4,757
Selling and marketing	1,370	172	--	1,542
Research and development	308	258	--	566
Contribution margin	724	1,925	--	2,649
General and administrative	--	--	2,159	2,159
Other (income)/expenses	--	--	85	85
Provision for income taxes	--	--	4	4
Net income				$ 401

PART II

OTHER INFORMATION

____________________________________________________________________________________________

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

____________________________________________________________________________________________

N/A

____________________________________________________________________________________________

SIGNATURES

____________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEVEX INTERNATIONAL, INC.

Dated: September 8, 2005

By	/s/ David J. McNally
David J. McNally, CEO
(Chief Executive Officer)

By	/s/ Phillip L. McStotts
Phillip L. McStotts, Secretary
(Principal Financial Officer)

