Form 10-Q
period 2005-09-30
ZEVEX INTERNATIONAL INC
filed 2005-11-01
CIK 827056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(801) 264-1001

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 20, 2005, the Company had outstanding 3,409,360 shares of common stock, par value $0.001 per share.

ZEVEX INTERNATIONAL, INC.

FORM 10-Q

For the Nine Months Ended September 30, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements:

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	4

Consolidated Statements of Operations for the three month and nine month
periods ended September 30, 2005 and 2004	5

Consolidated Statements of Cash Flows for the nine month periods ended
September 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 5. Other Information	19

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	21

PART I

FINANCIAL INFORMATION

____________________________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

____________________________________________________________________________________________

ZEVEX International, Inc. (“ZEVEX” or the “Company”) files herewith balance sheets of ZEVEX as of September 30, 2005, (unaudited) and December 31, 2004, and the related (unaudited) statements of operations for the respective three month and nine month periods ended September 30, 2005 and 2004 and the related (unaudited) statements of cash flows for the nine month periods ended September 30, 2005 and 2004. In the opinion of ZEVEX’s management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of ZEVEX for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of ZEVEX and the notes thereto included in the Annual Report of ZEVEX on Form 10-K for the year ended December 31, 2004.

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
ASSETS	(unaudited)

Current assets
Cash and cash equivalents	$ 613,362	$ 212,859
Designated cash for sinking fund payment on industrial
development bond	71,897	96,042
Accounts receivable, net of allowance for doubtful
accounts of $158,000 and $192,000	5,543,932	3,563,436
Other receivable	-	35,500
Inventories	4,285,552	4,584,755
Marketable securities	28,800	29,250
Prepaid expenses and other current assets	68,763	149,690
Total current assets	10,612,306	8,671,532

Property and equipment, net	4,605,962	4,345,942
Patents, trademarks and other intangibles, net	354,122	335,244
Goodwill, net	4,048,264	4,048,264
Total assets	$ 19,620,654	$ 17,400,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$ 2,338,158	$ 1,949,618
Other accrued liabilities	859,078	606,734
Deferred revenue	83,332	-
Bank line of credit	610,536	-
Income taxes payable	2,005	2,005
Current portion of industrial development bond	100,000	100,000
Current portion of other long-term debt	55,460	53,246
Total current liabilities	4,048,569	2,711,603

Industrial development bond	1,100,000	1,200,000
Other long-term debt	724,486	766,362

Stockholders’ equity
Common stock; $.001 par value, 10,000,000
authorized shares, 3,446,850 issued and 3,407,617
outstanding at September 30, 2005 and 3,440,197
issued and 3,400,964 outstanding at December 31, 2004	3,447	3,440
Additional paid in capital	16,316,373	16,290,452
Unrealized loss on marketable securities	(18,975)	(18,525)
Treasury stock, 39,233 shares (at cost) at
September 30, 2005 and December 31, 2004	(89,422)	(89,422)
Accumulated deficit	(2,463,824)	(3,462,928)
Total stockholders’ equity	13,747,599	12,723,017
Total liabilities and stockholders’ equity	$ 19,620,654	$ 17,400,982
See accompanying notes.

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Product sales	$ 7,985,249	$ 5,187,253	$ 20,512,430	$ 17,180,510
Engineering services	151,974	152,153	406,610	591,597
Total revenue	8,137,223	5,339,406	20,919,040	17,772,107

Cost of sales	5,056,861	3,517,818	13,183,688	11,193,467
Gross profit	3,080,362	1,821,588	7,735,352	6,578,640

Operating expenses:
General and administrative	1,125,484	844,959	3,254,096	3,003,933
Selling and marketing	819,716	862,362	2,492,773	2,404,812
Research and development	330,242	427,711	895,870	993,354
Total operating expenses	2,275,442	2,135,032	6,642,739	6,402,099

Operating income (loss)	804,920	(313,444)	1,092,613	176,541

Other income (expense):
Interest and other income	12,337	10,120	28,892	14,976
Interest expense	(31,774)	(25,254)	(119,766)	(114,807)
Income (loss) before income taxes	785,483	(328,578)	1,001,739	76,710

Benefit (provision) for income taxes	-	33,857	(2,635)	30,242

Net income (loss)	$ 785,483	$ (294,721)	$ 999,104	$ 106,952

Basic net income (loss) per share	$ 0.23	$ (0.09)	$ 0.29	$ 0.03

Weighted average shares outstanding	3,407,290	3,400,964	3,404,549	3,400,964

Diluted net income (loss) per share	$ 0.22	$ (0.09)	$ 0.28	$ 0.03

Diluted weighted average shares outstanding	3,575,475	3,400,964	3,531,890	3,473,602
See accompanying notes.

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 999,104	$ 106,952
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	526,286	641,713
Realized gain on marketable securities	-	(2,729)
Stock issued for services	25,928	-
Provision for bad debts	3,407	(2,367)
Changes in operating assets and liabilities
Designated cash for sinking fund payment
on industrial development bond	24,145	24,473
Accounts receivable	(1,983,903)	531,128
Inventories	299,203	218,231
Prepaid expenses and other assets	116,427	153,731
Accounts payable	388,540	(194,044)
Accrued and other liabilities	252,344	32,005
Deferred revenue	83,332	(412,024)
Income taxes receivable/payable	-	446,163

Net cash provided by operating activities	734,813	1,543,232

Cash flows from investing activities
Purchase of property and equipment	(766,387)	(286,128)
Additions of patents and trademarks	(38,797)	(17,731)
Redemption of available-for-sale marketable securities	-	29,279
Proceeds from other receivable from sale of business	-	988,703

Net cash (used in) provided by investing activities	(805,184)	714,123

Cash flows from financing activities
Principal payments on capital lease and long-term debt	(39,662)	(160,514)
Payments on industrial development bond	(100,000)	(100,000)
Net proceeds from (payments on) bank line of credit	610,536	(1,810,970)

Net cash provided by (used in) financing activities	470,874	(2,071,484)

Net increase in cash and cash equivalents	400,503	185,871

Cash and cash equivalents at beginning of period	212,859	668,089

Cash and cash equivalents at end of period	$ 613,362	$ 853,960

See accompanying notes.

ZEVEX INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

Principles of Consolidation

The consolidated financial statements include the accounts of ZEVEX International, Inc. (the Company) and its wholly-owned operating subsidiary ZEVEX, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Statement 123(R) must be adopted no later than January 1, 2006, and the Company expects to adopt Statement 123(R) on that date. Statement 123(R) permits public companies to adopt its requirements using one of two methods, the “modified prospective” or the “modified retrospective.” Management has not yet determined which method it will use. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123, as described in the disclosure of pro forma net income and earnings per share under the caption “Stock Based Compensation.”

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

Stock-Based Compensation

The Company follows the intrinsic value method of accounting as prescribed by APB No. 25 to account for employee stock options. No stock-based employee compensation cost has been recorded in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Had compensation expense for options under the Company’s two stock-based compensation plans been determined based on the fair value of the options at the grant dates for awards under those plans consistent with SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts for the three and nine months ended September 30 as indicated below:

	Three months ended		Nine months ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net income (loss) as reported	$ 785,483	$ (294,721)	$ 999,104	$ 106,952
Less: Stock compensation expense determined under fair value method, net of related tax effects	127,013	155,336	367,182	439,704
Pro forma net income (loss)	$ 658,470	$ (450,057)	$ 631,922	$ (332,752)
Earnings (loss) per share:
Basic – as reported	$ 0.23	$ (0.09)	$ 0.29	$ 0.03
Basic – pro forma	$ 0.19	$ (0.13)	$ 0.19	$ (0.10)
Diluted – as reported	$ 0.22	$ (0.09)	$ 0.28	$ 0.03
Diluted – pro forma	$ 0.18	$ (0.13)	$ 0.18	$ (0.10)

2. Debt

The Company maintains a $3,000,000 line of credit arrangement with a financial institution. The line of credit is collateralized by accounts receivable and inventory and bears interest at the prime rate, which was 6.75% at September 30, 2005 and 5.25% on December 31, 2004. The Company’s balance on its line of credit was $610,536 at September 30, 2005 and $0 at December 31, 2004. Under the line of credit agreement, the Company is restricted from declaring cash dividends. In addition, the Company’s line of credit contains certain financial covenants. As of September 30, 2005, the Company was in compliance with all financial covenants. The line of credit matures on May 29, 2006.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement is secured by the Company’s manufacturing facility. The related promissory note was originally due on May 15, 2003. The Term Loan Agreement which was renegotiated effective May 15, 2003, is now due May 15,

2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The Company owed $779,946 on the Term Loan Agreement at September 30, 2005.

3. Related Party Transactions

During 2003, in response to the changing marketplaces of the Company’s business segments, the Company evaluated its business opportunities and the need to refocus the Company on its core technologies. During this process, the Company examined and evaluated various options related to the divestiture of one or more business segments of the Company, partnering opportunities, and discontinuation of non-profitable product lines and business segments. In the fourth quarter of 2003, it was determined that the Company would divest itself of the Physical Evaluation business due to its continued decline in sales, escalating sales and marketing expenses, additional research and development costs of the new product line, and the negative contribution margin of the business segment. On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished through the sale of all the issued and outstanding capital stock of JTech, previously a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003, by and between the Company and Mr. Leonard C. Smith, a former employee, officer and director of the Company, for a negotiated purchase price of $1.2 million, which was recorded as an “other receivable” at December 31, 2003. Cash of $1,164,500 was received in 2004, and $35,500 was received in February 2005 when the Company satisfied certain obligations to JTech as set forth in the Stock Purchase Agreement. Such obligations included the requirement to deliver inventory, upon completion of production, and certain other equipment. The Company also had a manufacturing agreement for the manufacture of certain components and finished good products with JTech. Deferred revenue of $324,000 was recorded related to these obligations, all of which was realized in 2004. Additionally, pursuant to the Stock Purchase Agreement, the Company may receive additional payments from the purchaser based upon specifically identified JTech product sales in 2005. During the first nine months of 2005 the Company earned $24,703 under this agreement.

4. Comprehensive Income

For the three month and nine month periods ended September 30, 2005, the Company had comprehensive income of $776,483 and $998,654, respectively. For the three month and nine month periods ended September 30, 2004, the Company had a comprehensive loss of $295,821 and had comprehensive income of $111,352, respectively.

5. Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Materials	$ 2,913,583	$ 2,761,508
Work in progress	527,052	470,253
Finished goods, including completed subassemblies	844,917	1,352,994
	$ 4,285,552	$ 4,584,755

6. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) for the period by the weighted-average number of the Company’s common shares outstanding.

Diluted net income (loss) per common share includes the dilutive effect of options in the weighted-average number of the Company’s common shares outstanding as calculated using the treasury stock method. For the three months ended September 30, 2005 and September 30, 2004, 219,500 option shares and 802,500 option shares, respectively, were not included because they were antidilutive. For the nine months ended September 30, 2005 and September 30, 2004, 279,500 option shares and 296,500 option shares, respectively, were not included because they were antidilutive.

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

Segment information for the three months ended September 30, 2005 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 4,745	$ 3,392	$ --	$ 8,137
Cost of sales	3,064	1,993	--	5,057
Gross profit	1,681	1,399	--	3,080
Selling and marketing	658	162	--	820
Research and development	246	84	--	330
Contribution margin	777	1,153	--	1,930
General and administrative	--	--	1,125	1,125
Other (income)/expenses	--	--	20	20
Provision for income taxes	--	--	--	--
Net income				$ 785

Total assets	$ 192	$ 4,048	$ 15,381	$ 19,621

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

Segment information for the three months ended September 30, 2004 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 2,986	$ 2,353	$ --	$ 5,339
Cost of sales	1,948	1,570	--	3,518
Gross profit	1,038	783	--	1,821
Selling and marketing	776	86	--	862
Research and development	389	39	--	428
Contribution margin	(127)	658	--	531
General and administrative	--	--	845	845
Other (income)/expenses	--	--	15	15
Benefit for income taxes	--	--	(34)	(34)
Net loss				$ (295)

Total assets	$ 461	$ 4,048	$ 12,579	$ 17,088

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $4,048,000 in the Applied Technology segment.

Segment information for the nine months ended September 30, 2005 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 11,234	$ 9,685	$ --	$ 20,919
Cost of sales	7,427	5,757	--	13,184
Gross profit	3,807	3,928	--	7,735
Selling and marketing	2,057	435	--	2,492
Research and development	542	354	--	896
Contribution margin	1,208	3,139	--	4,347
General and administrative	--	--	3,254	3,254
Other (income)/expenses	--	--	91	91
Provision for income taxes	--	--	3	3
Net income				$ 999

Segment information for the nine months ended September 30, 2004 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 9,347	$ 8,425	$ --	$ 17,772
Cost of sales	5,833	5,360	--	11,193
Gross profit	3,514	3,065	--	6,579
Selling and marketing	2,146	259	--	2,405
Research and development	628	365	--	993
Contribution margin	740	2,441	--	3,181
General and administrative	--	--	3,004	3,004
Other (income)/expenses	--	--	100	100
Benefit for income taxes	--	--	(30)	(30)
Net income				$ 107

____________________________________________________________________________________________

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

____________________________________________________________________________________________

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, such forward-looking statements may be identified by the use of words such as “estimate,” “believe,” “project,” “anticipate” and similar expressions, and together with other discussion of future trends or results, are intended to identify forward-looking statements. Such statements, which include our statements about the level of anticipated expenses during 2005 and our liquidity position, are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and we disclaim any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause us not to achieve the benefits contemplated herein, or otherwise cause our results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to our growth and operating strategies; (iii) loss or retirement of key members of management; (iv) increase in interest rates of our cost of borrowing, or a default under any material debt agreement; (v) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (vi) loss of customers; (vii) inability to achieve future sales; (viii) the unavailability of sufficient funds for operations or capital expenditures; and (ix) inability to introduce new products as planned. Many of such factors are beyond our control. Please refer to our SEC Form 10-K for the fiscal year ended December 31, 2004 for additional cautionary statements.

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

We provide value in a continuum of product solutions, as a diversified medical device company committed to creating products that transform life with patented and proprietary medical device technologies – from sensors and surgical tools to medical electronic systems.

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

During the first quarter of 2005, we completed a research and development project leading to the introduction of our next-generation enteral feeding pump, the EnteraLite® Infinity®, at the American Society of Parenteral and Enteral Nutrition Annual Conference in January 2005. The EnteraLite® Infinity® provides patients in hospitals, nursing homes, or at home with the lightest, most accurate, and longest lasting, battery-operated pump available.

In June 2005, we were the recipient of a 2005 Silver Medical Design Excellence Award for the EnteraLite® Infinity® at the Medical Design & Manufacturing East trade show in New York City, as well as being part of the design team that received a 2005 Gold Medical Design Excellence Award at the same show on another project for a division of Baxter Healthcare.

In August 2005, the clinical nutrition division of Royal Numico, Nutricia Clinical announced the European launch of the Flocare® Infinity® enteral pump. Nutricia Clinical is our exclusive distributor for a private-label version of our EnteraLite® Infinity® enteral feeding pump.

In the third quarter of 2005, these divisions had consolidated revenue of $8,137,223 and net income of $785,483, compared to consolidated revenue of $5,339,406 and a net loss of $294,721 for the third quarter of 2004. We had consolidated revenue for the first nine months of 2005 of $20,919,040 and net income of $999,104, compared to consolidated revenue of $17,772,107 and net income of $106,952 for the same period in 2004. Revenue from the Therapeutics division and from our Applied Technology division constituted 58% and 42%, respectively, of our third quarter 2005 consolidated revenue, compared to 56% and 44%, respectively, for the same period in 2004. Revenue from the Therapeutics division and from our Applied Technology division constituted 54% and 46%, respectively of consolidated revenue, for the first nine months of 2005, compared to 53% and 47%, respectively, for the same period of 2004.

Our Therapeutics Division

Through the sale of enteral feeding pumps and related devices, we have established a competitive position in the U.S. enteral nutrition delivery market. The market in which we compete includes feeding pumps and disposable sets that are used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). Enteral feeding is the means of providing liquid nutrition to patients who may have experienced head or neck trauma, or have gastrointestinal disorders such as short bowel syndrome, Crohn’s Disease, bowel pseudo-obstruction and other disorders that prevent normal digestion.

Our Applied Technology Division

We also provide design and manufacturing services in a multi-billion dollar market to worldwide medical device leaders who, in turn, sell our components and systems under private label or incorporate them into their products. We call this our Applied Technology division. These OEM (Original Equipment Manufacturer) products include ultrasonic sensors and surgical handpieces, sensor components, and electronic instruments. Our operation in Salt Lake City has been certified to world-class medical device quality standards, meeting ISO 9001:2000 and ISO 13485:2003 certification requirements, and we employ a quality system developed to meet the U. S. Food and Drug Administration’s Good Manufacturing Practices.

Results of Operations

Revenue was $8,137,223 during the third quarter of 2005, compared to $5,339,406 for the third quarter of 2004, a 52% increase. Our Therapeutics division revenue increased 59% to $4,745,042 during the third quarter of 2005 compared to $2,986,507 in the third quarter of 2004. The increase in revenue from last year’s third quarter is due to an increase of $1,370,000, or 561%, in our international Therapeutics revenue largely due to Numico, our exclusive distributor for a private-label version of our next-generation enteral feeding pump in Europe. Our EnteraLite® Infinity® and EnteraLite( portable feeding pump and disposable set revenue increased $470,000 over the third quarter of 2004. These increases were partially offset by a decrease of $95,000, or 13%, in sales of our stationary enteral feeding delivery products within our Therapeutics division. Our Applied Technology division revenue increased 44% to $3,392,181 during the third quarter of 2005, compared to $2,352,899 in the third quarter of 2004. Specifically, during the third quarter of 2005, sensor revenue increased approximately $920,000, or 106% over the third quarter of 2004, because one of our sensor customers substantially increased purchases of our products. Also, surgical handpiece revenue increased approximately $135,000, or 18% over the third quarter of 2004. Both our Applied Technology engineering revenue and our medical systems revenue held steady during the quarter compared to the third quarter of 2004. During the third quarter of 2005, two customers accounted for approximately 15% and 13% of our revenue.

For the nine months ended September 30, 2005, revenue increased 18% to $20,919,040 from $17,772,107 for the same period of 2004. Our Therapeutics division revenue increased 20% to $11,234,335 during the first nine months of 2005 compared to $9,347,319 in the first nine months of 2004. The increase in revenue from last year’s first nine months is due to an increase of $1,400,000, or 100%, in our international Therapeutics revenue during the first nine months of 2005 compared to the first nine months of 2004, largely due to private label pump sales to Numico, which began shipping in the second quarter of 2005. Our EnteraLite® Infinity® and EnteraLite( portable feeding pump and disposable set revenue increased $720,000, or 12% over the first nine months of 2004. These increases were partially offset by a decrease of $310,000, or 14%, in sales of our stationary enteral feeding delivery products within our Therapeutics division. Our Applied Technology division revenue increased 15% to $9,684,705 during the first nine months of 2005, compared to $8,424,789 in the first nine months of 2004. During the first nine months of 2005, sensor revenue increased approximately $1,090,000, or 30%, over the first nine months of 2004, as one of our sensor customers substantially increased its purchases of our products during the third quarter of 2005. Also, surgical handpiece revenue increased approximately $70,000, or 3%, over the first nine months of 2004. Our Applied Technology engineering revenue increased approximately $25,000, or 9%, during the first nine months, and our medical systems revenue increased approximately $75,000, or 4%, from the first nine months of 2004. In the first quarter of 2004, approximately $255,000 of Applied Technology medical systems revenue was deferred revenue generated by the sale of products manufactured for JTech, the Physical Evaluation business that was sold under a Stock Purchase Agreement in December 2003. During the first nine months of 2005, one customer accounted for approximately 14% of our revenue.

Our gross profit as a percentage of revenue was approximately 37.9% for the third quarter of 2005 compared to 34.1% for the third quarter of 2004. Gross profit as a percentage of revenue was approximately 37% for the first nine months of both 2005 and 2004. We primarily attribute the increase in gross profit during the third quarter of 2005 as compared to the prior year to the different product mix delivered during each period and the increase in revenue which spread fixed overhead manufacturing costs over greater revenue. Please refer to Note 7 of the Unaudited Consolidated Financial Statements for discussion of our business segments including gross profit and our definition of contribution margin.

Depreciation and amortization expenses decreased to $177,092 in the third quarter 2005 from $214,502 in the third quarter of 2004, and $526,286 in the first nine months of 2005 from $641,713 in the first nine months of 2004. The decrease is primarily due to the various ages of our depreciable assets.

Selling, general and administrative expenses during the third quarter of 2005 were $1,945,200, compared to $1,707,321 for the third quarter of 2004. During the first nine months of 2005 selling, general and administrative expenses increased to $5,746,869 compared to $5,408,745 for the first nine months of 2004. The increase is primarily related to increases in personnel and insurance costs.

We invested $330,242 in the research and development of new products during the third quarter of 2005 compared to $427,711 in the third quarter of 2004. For the nine month period ended September 30, 2005, we invested $895,870 in research and development, compared to $993,354 for the same period of 2004. In the third quarter of 2005, research and development costs represented approximately 4% of our revenue, compared with 8% in the third quarter of 2004, and approximately 4% of our revenue for the first nine months of 2005, compared with 6% for the first nine months of 2004. We are continuing our efforts to develop and introduce new proprietary products. Additionally, we are investing in developing proprietary component technologies for our Applied Technology business. We expect research and development costs to be approximately 5% of revenue during 2005.

Operating income increased to $804,920, or 10% of revenue, in the third quarter of 2005 compared to an operating loss of $313,444, or 6%, of revenue in the third quarter of 2004, and increased to $1,092,613, or 5% of revenue for the first nine months of 2005 compared to operating income of $176,541, or 1% of revenue, for the first nine months of 2004. We had net income of $785,483 or 10% of revenue, in the third quarter of 2005 compared to a net loss of $294,721, or 6% of revenue, in the third quarter of 2004, and net income of $999,104, or 5% of revenue in the first nine months of 2005 compared to net income of $106,952, or 1% of revenue, in the first nine months of 2004. The increase in operating and net income during 2005, as compared to 2004, is primarily related to the increase in revenue in 2005 and the resulting increase in our gross profit, which was partially offset by increased selling, general and administrative expenses.

We had income tax expense of $0 in the third quarters of 2005 compared to an income tax benefit of $33,857 in the third quarter of 2004. We had income tax expense of $2,635 in the first nine months of 2005 compared to an income tax benefit of $30,242 for the first nine months of 2004. Income tax expense in 2005 represents minimum tax payments due to the various states in which we are required to file. The income tax benefit in 2004 is a result of an income tax refund partially offset by minimum tax payments due to the various states in which we are required to file. We expect we will be able to realize a portion of the deferred tax asset related to net operating loss carryforward in 2005, which would result in a partial reversal of the related valuation allowance.

We have federal net operating loss carryforwards totaling approximately $1,213,000 that begin to expire in 2023. We have state net operating loss carryforwards totaling approximately $9,716,000 that begin to expire in 2016. We have a federal and state charitable contribution carryforward totaling approximately $4,925,000 that is only recognizable if we have taxable income. This carryforward expires in 2007. Finally, we have a federal capital loss carryforward of approximately $9,901,000 that begins to expire in 2006.

At September 30, 2005 and December 31, 2004, we had net current deferred tax assets of $0, since the deferred tax assets have been fully offset by a valuation allowance. Realization of our gross deferred tax assets is dependent on our ability to generate taxable income in the year the assets are realized. Under FAS 109 Accounting for Income Taxes, guidance has been issued relating to cumulative losses in recent years. Under this guidance, when there is a cumulative pretax loss for financial reporting for the current and two preceding years and a company does not have objective planning strategies designed to realize its deferred tax assets, generally no deferred tax asset should be recognized. In following this guidance, management has established a full valuation allowance for all deferred tax assets. We are allowed to realize a portion of the related valuation allowance as we have taxable income. Due to taxable income generated by us, approximately $297,000 of the valuation allowance was realized in the third quarter of 2005 and approximately $386,000 of the valuation allowance for the first nine months of 2005, which offsets any income tax expense that would have been recorded in those periods.

As of September 30, 2005, our backlog of customer orders was $7,641,000 compared to $3,929,000 on September 30, 2004. We estimate that approximately 40% of this backlog will be shipped before December 31, 2005. Our backlog is for contract manufacturing within the Applied Technology division only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by our customers.

Liquidity and Capital Resources

Our primary sources of liquidity have consisted of cash flow from operations, borrowings under our revolving line of credit and other financial arrangements described below. In prior years, we also have increased working capital through the issuance of stock and we may do so in the future.

Cash flows provided by operating activities for the first nine months of 2005 were $734,813, compared to cash flows provided by operating activities for the first nine months of 2004 of $1,543,232. The decrease in cash flows during the first nine months of 2005 was primarily associated with an increase in accounts receivable balances due to substantial increase in revenue during the third quarter, which was, in turn partially offset by the increase in net income, an increase in accounts payable and other accrued liabilities, and a decrease in inventory.

Our working capital at September 30, 2005 was $6,563,737 compared to $6,174,127 at September 30, 2004. The increase in working capital is primarily related to the increase in net income. The portion of working capital represented by cash at such dates was $613,362 and $853,960 respectively.

We have a $3,000,000 open line of credit arrangement with a financial institution. The line of credit matures on May 29, 2006, is collateralized by accounts receivable and inventories, and bears interest at the financial institution’s prime rate, 6.75% at September 30, 2005 and 5.25% at December 31, 2004. We owed $610,536 on the line of credit at September 30, 2005 and $0 at December 31, 2004. Under the line of credit agreement, we are restricted from declaring cash dividends. In addition, our line of credit contains certain financial covenants. As of September 30, 2005, we were in compliance with all financial covenants.

On April 18, 2001, we entered into a Term Loan Agreement with a bank for the amount of $1,000,000. This agreement is secured by our manufacturing facility. The proceeds from the Term Loan Agreement were used to reduce the balance on our line of credit. The agreement was originally due on May 15, 2003. The Term Loan Agreement which was renegotiated and is now due May 15, 2008. The amount due under the Term Loan Agreement is being amortized over a thirteen-year term at an interest rate of 5.4%. We owed $779,946 on the Term Loan Agreement at September 30, 2005.

In 1997, we completed construction of our 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was $2,591,177. In 1996, we negotiated a $2.0 million Industrial Development Bond (“IDB”) to finance this construction. As of September 30, 2005, the remaining principal balance on the IDB was $1,200,000. During the first nine months of 2005, the monthly interest ranged from 1.83% to 3.09% (APR).

Purchases of leasehold improvements to our facilities, tooling and new engineering, production and testing equipment totaled $766,387 for the first nine months of 2005 compared to $286,128 for the first nine months of 2004. We expect to spend approximately $250,000 during the remainder of 2005 for additional manufacturing equipment and software, for normal replacement of aging equipment, and for manufacturing tooling related to our proprietary products.

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

Critical Accounting Policies and Estimates

In response to the SEC’s Release numbers 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Our significant accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Allowance for Doubtful Accounts

As a general policy, collateral is not required for accounts receivable; however, we periodically monitor the need for an allowance for doubtful accounts based upon expected collections of accounts receivable, historical bad debt rates, and specific identification of uncollectible accounts. Based on these factors, we record an allowance to provide for accounts that we believe may not be ultimately collectable. Additionally, customers’ financial condition and credit worthiness are regularly evaluated. Historically, losses on collections have not been material.

Product and Inventory Obsolescence

Rapid change and technological innovation characterize the marketplace for medical products. As a result, we and our customers are subject to the risk of product and inventory obsolescence, whether from prolonged development, government approval cycles, or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer’s medical product was designed is no longer an element of a generally accepted diagnostic or therapeutic regimen. Accordingly, we write down inventory that we believe is in excess or obsolete. Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

Sales Returns and Warranty

We record a provision for estimated sales returns and allowances and warranty reserve on products that we have sold. These estimates are based on historical sales returns and warranty expenses and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns and warranty expenses, revenue could be overstated or understated and expenses could be understated or overstated.

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

Impairment

We have made acquisitions in the past that have included a significant amount of fixed assets, goodwill, and other intangible assets. The cost of the acquired companies was allocated first to identifiable assets based on estimated fair values. Intangible assets consist of goodwill, contracts, patents, and licenses.

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

Currently, we assess the impairment of fixed assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	A significant underperformance relative to expected historical or projected future operating results;
•	A significant change in the manner of how we use the acquired asset or the strategy for our overall business;
•	A significant negative industry or economic trend.

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

Net intangible assets and goodwill amounted to approximately $4.4 million as of September 30, 2005. Net fixed assets amounted to approximately $4.6 million as of September 30, 2005.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore our deferred tax asset may not be ultimately realized. As of September 30, 2005 a full valuation has been recorded for all deferred tax assets.

Other

As part of a nationwide investigation into billing practices associated with enteral nutrition delivery products, particularly in regard to billing practices for pumps and disposable delivery sets, on July 2, 2001, the U.S. Office of Inspector General (OIG), served a subpoena on the ZEVEX, Inc. subsidiary. According to published reports, the investigation involved most manufacturers, distributors and health care service providers in the United States enteral pump industry and similar subpoenas were served on many of those parties. The subpoena requested documents relating to our enteral pump customers, marketing and billing practices. We responded to the subpoena. Since October of 2001, we have not been contacted further by the OIG, although we understand the investigation is proceeding and we intend to cooperate with the investigation when contacted again. At this time we are uncertain as to any future impact this investigation will have on our operations or financial position.

____________________________________________________________________________________________

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

____________________________________________________________________________________________

For quantitative and qualitative disclosures about market risk affecting ZEVEX, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2004.

____________________________________________________________________________________________

ITEM 4. CONTROLS AND PROCEDURES

____________________________________________________________________________________________

Our management, including our CEO and CFO, has evaluated the effectiveness of our “disclosure controls and procedures” (the disclosure controls and other procedures that are designed to provide reasonable assurance that for recording, processing, summarizing, and reporting on a timely basis the information required to be disclosed in the periodic reports that we file with the U.S. Securities and Exchange Commission) as of the end of the third quarter.

The evaluation of our disclosure controls by the CEO and CFO included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including the CEO and CFO, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of September 30, 2005, and subject to the inherent limitations as described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, they are not aware of any change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

____________________________________________________________________________________________

ITEM 5. OTHER INFORMATION

____________________________________________________________________________________________

On July 22, 2004, the Company executed several strategic agreements (the “Agreements”) with Numico Trading B.V., a Netherlands corporation (“NTBV”), and Nutricia International B.V., a Netherlands corporation (“Nutricia”, and, together with “NTBV”, “Numico”). Nutricia and NTBV are wholly-owned subsidiaries of Royal Numico N.V., a Netherlands corporation, which is a world leader in the manufacturing and marketing of clinical nutrition products and related equipment and accessories. Pursuant to these Agreements, Numico became the exclusive distributor of certain ZEVEX enteral feeding pumps (the “Products”) in over thirty countries, including parts of Africa, Asia, Australia, Europe, the Pacific Rim, and South America (the “Territory”). Also, pursuant to these Agreements, the Company will become the exclusive manufacturer and supplier to Numico of all clinical nutrition delivery pumps and accessories that are or will be commercialized and placed or sold by Numico within the Territory. In a news release, dated October 26, 2004, the Company disclosed that it had informally agreed with Numico to amend the Agreements to delay the roll-out of the Products and to make certain other amendments to these Agreements. Since the time of that informal agreement in October of 2004, the parties continued to work under the Agreements, but made no formal amendments to them.

On July 8, 2005, the Company executed the signature pages to the amended and restated Agreements (the “Amended Agreements”) and delivered them to Numico. On July 29, 2005, the Company received from Numico the signature pages to the Amended Agreements that had been executed by Numico. The material amendments to these Amended Agreements are as follows: (1) the roll-out of the Products was extended by five months from January to May 2005 (and the Company first shipped Products in May 2005); (2) Numico now has the right to terminate all the Amended Agreements prior to December 31, 2005, if the Company fails to provide the Products according to Numico’s requirements for the launch of the Products in specific countries within the Territory; and (3) certain other amendments, the performance of which has already been accomplished. The effective date of these Amended Agreements is May 31, 2005.

____________________________________________________________________________________________

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

____________________________________________________________________________________________

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

None

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

Dated: November 1, 2005

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

4. The registrant’s other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: November 1, 2005

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

4. The registrant’s other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: November 1, 2005

By	/s/ Phillip L. McStotts
Phillip L. McStotts, CFO
(Chief Financial Officer)

EXHIBIT 32.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER,

AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, David J. McNally, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(i)    The accompanying quarterly report on Form 10-Q for the quarter ended September 30, 2005, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)   The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated: November 1, 2005

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

EXHIBIT 32.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER,

AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Phillip L. McStotts, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(i)    The accompanying quarterly report on Form 10-Q for the quarter ended September 30, 2005, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)   The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated: November 1, 2005

By	/s/ Phillip L. McStotts
Phillip L. McStotts, CFO
(Chief Financial Officer)

This certification accompanies the above-described Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.