Form 10-K
period 2005-12-31
ZEVEX INTERNATIONAL INC
filed 2006-03-27
CIK 827056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

4314 ZEVEX Park Lane

Salt Lake City, Utah 84123

(801) 264-1001

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

The aggregate market value of the registrant's common stock held by nonaffiliates computed with reference to the closing price as quoted on the NASDAQ Stock Market, as of the last business day of the registrant’s most recently completed second quarter, June 30, 2005, was approximately $12,577,236. For the purposes of the foregoing, the registrant assumed that affiliates included only the registrant's directors, executive officers and principal shareholders filing Schedules 13D or 13G with respect to the registrant's common stock.

The number of shares outstanding of the registrant’s common stock as of March 21, 2006 was 3,656,145

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2005 are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

Part I

Item 1 BUSINESS	-- 3
Item 1A RISK FACTORS	-- 13
Item 1B UNRESOLVED STAFF COMMENTS	-- 22
Item 2 PROPERTIES	-- 22
Item 3 LEGAL PROCEEDINGS	-- 22
Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	-- 23

Part II

Item 5 MARKET FOR REGISTRANT’S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES	-- 23
Item 6 SELECTED FINANCIAL DATA	-- 23
Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	-- 24
Item7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	-- 35
Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	-- 36
Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE	-- 36
Item 9A CONTROLS AND PROCEDURES	-- 36
Item 9B OTHER INFORMATION	-- 36

Part III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	-- 37
Item 11 EXECUTIVE COMPENSATION	-- 37
Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	-- 37
Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	-- 37
Item 14 PRINCIPAL ACCOUNTANT AND SERVICES	-- 37

Part IV

Item 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K	-- 38
Item 15(c) INDEX TO EXHIBITS	-- 40

SIGNATURES	-- 39

PART I

ITEM 1.	BUSINESS

OVERVIEW

ZEVEX( International, Inc. (“ZEVEX”) through our two divisions, engages in the business of designing, manufacturing, and distributing medical devices. Our Therapeutics division designs, manufactures and markets enteral nutrition pumps, disposable sets and accessories. Our Applied Technology division designs and manufactures advanced medical components and systems for other medical technology companies. Until its sale on December 31, 2003, our Physical Evaluation division marketed physical evaluation testing systems.

We develop and manufacture high quality, high value medical products. We effectively integrate, implement, and support solutions throughout product life cycles based upon our core competencies in sensing, fluid management, and surgical ultrasound technologies. We provide value in a continuum of product solutions, as a diversified medical device company committed to creating products that transform life with patented and proprietary medical device technologies – from sensors and surgical tools to medical electronic systems.

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

In 2003, we began restructuring our operations to focus on our core market offerings of our ambulatory enteral feeding products (our Therapeutics division) and contract manufacturing services (our Applied Technology division). As part of our efforts to refocus on our core business during 2004, we executed several strategic agreements with Royal Numico N.V., a Netherlands corporation, which is a world leader in the manufacturing and marketing of clinical nutrition products, related equipment and accessories (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

In June 2005, we received a 2005 Silver Medical Design Excellence Award for the EnteraLite® Infinity® at the Medical Design & Manufacturing East trade show in New York City. We also developed and manufacture a custom optoelectronic sensor for a product of Baxter Healthcare that received a 2005 Gold Medical Design Excellence Award at the same trade show.

In August 2005, Nutricia Clinical, the clinical nutrition division of Royal Numico, announced the European launch of the Flocare® Infinity® enteral pump. Nutricia Clinical is our exclusive distributor for a private-label version of our EnteraLite® Infinity® enteral feeding pump.

In 2005, our consolidated revenue grew 28%, to $30,273,922 and we produced record net income of $1,905,378. We had consolidated revenue of $23,634,355 and a net loss of $178,977 in 2004, and consolidated revenue of $25,869,876 and a net loss of $8,277,542 in 2003. Revenue from our Therapeutics and Applied Technology divisions constituted 56% and 44%, respectively, of our 2005 consolidated revenue, 53% and 47%, respectively, of our 2004 consolidated revenue and 48% and 40%, respectively, of our 2003 consolidated revenue. In 2003, our Physical Evaluation division, which has since been divested, produced 12% of our consolidated revenue.

In 2005, our Applied Technology division experienced sales growth of our core sensors and surgical ultrasound products. Our largest customers for these products posted market share gains, from which we benefited. As a result, the Applied Technology division produced revenue of $13.4 million in 2005, achieving growth of 20% over 2004.

In 2005, our Therapeutics division produced revenue of $16.9 million, achieving growth of 35% over 2004. Based upon the introduction of the EnteraLite® Infinity® product line and the continued sales strength of our original EnteraLite® product line, our domestic Therapeutics sales force produced revenue of $11.8 million, achieving growth of 11% over 2004. However, the most significant growth in our Therapeutics division in 2005 came from the global expansion of sales of our Therapeutics product line through Nutricia Clinical. As we forecasted at the end of 2004, we generated more than $3.5 million in new sales to Nutricia Clinical during the launch of the Flocare® Infinity® in Europe in the second half of 2005, driving total international Therapeutics revenue to a record of more than $5 million for the year.

Last year, we increased our selling and marketing expenses, hiring a vice president of sales and marketing and a director of business development in Europe. We also continued to invest in research and development in both our Therapeutics and Applied Technology businesses in order to bring new products to market. Due to our sales growth in 2005 and cost management, our selling, general and administrative expenses actually decreased as a percentage of sales, from 30% in 2004 to 27% in 2005. Research and development expenses decreased in 2005, as we completed the development of our Infinity product line early in the year.

We continued to reduce our funded debt in 2005, which has decreased by approximately $13 million or 87%, since January 2001. During this period we also redefined our operating segments, implemented lean manufacturing, and focused on our core competencies. Our operations are now based upon common or related technologies, enhancing the development and manufacturing of innovative products, improving product quality and our service performance, and providing for efficient sharing of business resources.

Therapeutics Division

Through the sale of enteral feeding pumps and related devices, our Therapeutics division has established a competitive position in the U.S. and increasingly, the European enteral nutrition delivery markets. The market in which we compete includes feeding pumps and disposable sets that are used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). Enteral feeding is the means of providing liquid nutrition to patients who may have experienced head or neck trauma, or have gastrointestinal disorders, such as short bowel syndrome, Crohn’s Disease, bowel pseudo-obstruction or other disorders that prevent normal digestion.

Applied Technology Division

Our Applied Technology division provides design and manufacturing services in a multi-billion dollar market to worldwide medical device leaders who, in turn, sell our components and systems under private labels or incorporate them into their products. These OEM (Original Equipment Manufacturer) products include ultrasonic sensors and surgical handpieces, optoelectronic components, and electronic instruments. Our operation in Salt Lake City has been certified to world-class medical device quality standards, meeting ISO 9001:2000 and ISO 13485:2003 certification requirements, and we employ a quality system developed to meet the U. S. Food and Drug Administration’s Good Manufacturing Practices.

The Sale of Our Physical Evaluation Division

Until December 31, 2003, we competed in the Physical Evaluation market through our sales of stand-alone and computerized products that measure isolated muscle strength, joint ranges of motion and sensation. We called this our Physical Evaluation division. On December 31, 2003, we completed the sale of our Physical Evaluation business. The transaction was accomplished by the sale of all the issued and outstanding capital stock of JTech Medical Industries, Inc., (“JTech”), our wholly-owned subsidiary. The transaction was effected by a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated December 31, 2003 by and between ZEVEX and Mr. Leonard C. Smith, a former employee, officer and director of ZEVEX. (See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations). We sold the Physical Evaluation division in an effort to focus on our core competencies.

Financial Information

For information regarding our financial condition and results of operations see Item 8 of the report entitled “Financial Statements and Supplementary Data” and Notes to Consolidated Financial Statements included in that item. See also the discussion of the financial performance of our segments in Note 12 to the Consolidated Financial Statements.

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

PRODUCTS AND TECHNOLOGY

We develop and manufacture high-quality, high-value medical products based upon our core competencies in sensing, fluid management, and surgical ultrasound technologies. These products are distributed under our own label as well as private labeling for many major medical device companies.

Domestically, products with our label are distributed via a national sales force that works with home health care companies, medical device marketing companies, and distributors across the United States to provide patients with the best quality products possible. Internationally, we partner with large food companies such as Royal Numico and Nestlé, who distribute our products in over 32 countries.

This distribution strategy allows us to leverage our expertise and technology across diverse applications such as pumps and disposables for enteral feeding; ultrasonic and optoelectronic sensors; ultrasonic handpieces; and drive circuits and interface systems for a variety of medical applications

OUR PROPRIETARY PRODUCTS

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

We have successfully applied our engineering and regulatory expertise to the development,

commercialization, and marketing of our next generation enteral feeding pump, the EnteraLite® Infinity®, for patients who require direct gastrointestinal nutritional therapy. We believe that the EnteraLite( Infinity® pump is the lightest, most compact, most durable, and most mobile enteral feeding pump in the global market, possessing unprecedented safety, accuracy and durability in enteral nutrition delivery. Like its predecessor the EnteraLite(, the EnteraLite® Infinity®, has unique features which include the ability to operate in any orientation, +/-5% accuracy and a 24-hour battery, which is one-third longer than the battery life of its closest competitor.

The EnteraLite® Infinity® builds upon the proven user interface and superior accuracy of the original EnteraLite® pump, with an expanded feature set that provides benefits of use in a wide variety of enteral feeding applications. The unique features of the EnteraLite® Infinity® are the result of input from patients, clinicians, caregivers and durable medical equipment providers. The accuracy, portability, size, and ruggedness of the EnteraLite® Infinity® allow patients to remove the traditional barriers of utilizing an enteral feeding pump. In the U.S. today, the most commonly used enteral feeding pumps are mounted on an I.V. pole and the patient is tethered to the pole throughout the feeding, which can take a number of hours. For patients who need to feed during the day, the I.V. pole limits their ability to be physically active. We believe that the EnteraLite® Infinity® may provide access to new customers and applications that were previously beyond our reach.

First introduced in 1996, the original EnteraLite( product line gained acceptance in the home health care market due to its superior mobility and state-of-the-art features. We believe that by improving the convenience of nutrition delivery, the EnteraLite( and EnteraLite® Infinity® can contribute to better clinical outcomes and improved quality of life for enteral patients. The EnteraLite( and EnteraLite® Infinity® require the use of disposable feeding bags and tubing sets, which are also sold by us. ZEVEX has been awarded thirty-five U.S. patents for technology related to the EnteraLite( Infinity® and EnteraLite( and associated disposable sets.

We expanded our line of enteral delivery products with the 1998 acquisition of Nutrition Medical’s line of stationary pumps and delivery sets, and the 2000 acquisition of the installed base of Nestlé USA stationary pumps. We continue to manufacture and distribute these lower cost stationary enteral feeding pumps that are intended for applications where patients are not mobile. Complementing these pump models are a line of disposable delivery sets sold by us for use with the pumps. These sets include feeding solution bags of various sizes, as well as “spike” sets for use with pre-filled feeding solution containers.

APPLIED TECHNOLOGY DESIGN AND MANUFACTURING SERVICES

Though our Applied Technology division we provide design and manufacturing services to medical companies who sell our components and systems under private labels or incorporate them into their products. We provide these services for both established and emerging technology companies, such as Cardinal Health, Inc. (formerly Alaris Medical Systems, Inc.,), Advanced Medical Optics, Inc., Baxter Healthcare Corporation, Medtronic Corporation, Smith’s Industries, Inc., Edwards Lifesciences and Terumo Corporation. We offer our customers over 19 years of specialized engineering and manufacturing expertise.

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

We use extensive engineering and regulatory expertise to deliver integrated design and manufacturing solutions to our customers. We are registered with the United States Food and Drug Administration (“FDA”) as a medical device manufacturer and have developed internal systems intended to maintain compliance with the FDA’s Good Manufacturing Practices (“GMP”). We also are certified by the International Organization for Standardization (“ISO”) to 9001:2000 and ISO 13485:2003 standards, which means that we have met internationally recognized quality standards for the design, manufacture, and testing of products. We devote significant management time and financial resources to GMP compliance and ISO certification.

PRINCIPAL OEM PRODUCTS

Most of our Applied Technology division business involves the following four general product categories:

Ultrasonic Surgical Handpieces

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

Ultrasonic Sensors

We design and manufacture a variety of non-invasive ultrasonic sensors for the detection of air bubbles and the monitoring of liquid levels in critical medical systems. Our air bubble detectors monitor intravenous fluid lines in drug infusion pumps, hemodialysis machines, blood collection systems, and cardiopulmonary bypass systems. Our liquid level detectors utilize ZEVEX’s patented dry acoustic coupling technology and are used to monitor critical liquid levels in reservoirs employed in cardiopulmonary bypass systems.

Optoelectronic Sensors

We design and manufacture a variety of optical emitters and detectors used in medical applications. Our product capabilities include custom emitter and detector arrays, sensor interface circuits and custom device packaging. Medical applications for our products include diagnostic and therapeutic equipment, such as blood analyzers and dialysis machines.

Medical Systems

The highest kind of integration for our contract services involves the design, engineering, and manufacturing of medical systems. During 2005, we provided design and engineering services to Organ Recovery Systems, Inc. and performed on manufacturing contracts to supply LifePort™ hypothermic perfusion transporters and disposable perfusion sets for kidneys. We also manufactured the Power Medical Interventions, SurgASSIST™, which is a computer-mediated technology platform that provides a unique level of intraluminal access, surgical precision, and patient safety, with applications in numerous surgical stapling procedures throughout the alimentary tract.

REVENUE SOURCES

The following table sets forth the sources of ZEVEX’s total revenue during the last three years, allocated between six product/service categories.

Revenue breakdown by product/service, by percentage

Product	2005	2004	2003
Therapeutics	55.8%	52.8%	48.0%
Ultrasonic and Optoelectronic Sensors	22.0%	19.7%	19.8%
Ultrasonic Surgical Devices	12.3%	14.2%	11.0%
Medical Systems	8.5%	11.7%	2.3%
Design and Engineering Services	1.4%	1.6%	7.2%
Physical Evaluation*	0.0%	0.0%	11.7%

* On December 31, 2003 we sold our Physical Evaluation business.

CAPABILITIES FOR DESIGN, ENGINEERING AND MANUFACTURING

Design and Engineering

We have extensive design and engineering capabilities that we use for our own product development, as well as for servicing our contract-manufacturing customers. Our engineers have broad experience in designing, engineering, and testing an array of medical devices and systems, with particular expertise in sensors, fluid management, and surgical ultrasound.

Our manufacturing service customers generally rely on us from the outset of their projects for complete design, engineering, component analysis, testing, and regulatory compliance for their devices or systems. In some instances, customers have come to us with final drawings for products that they believe are ready for manufacturing. Our engineers assist sales and marketing personnel in evaluating requests for proposals and in developing proposed solutions, cost estimates, and bids for each product. Our design and engineering services are generally provided to customers on a time-and-materials fee basis, as part of a plan to eventually manufacture the customer’s product.

We have made significant investments in state-of-the-art equipment to support our design and engineering staff, including product performance modeling software, custom test stations, and three-dimensional computer aided design (“CAD”) software. We have independently developed what we believe is the most sophisticated modeling software for ultrasonic surgical device development. We believe that our unique modeling and design capacities hasten product development and improve the quality of the final device.

Manufacturing

Our proprietary products are generally assembled and tested at our manufacturing facility in Salt Lake City, Utah. Design, engineering, and manufacturing services for other companies are also provided from our Salt Lake City facility. Our disposable products are sub-contracted to specialty manufacturers.

Software inventory management systems are used to manage inventory and control the ordering process for more than 5,000 parts used in ZEVEX’s and our customers’ products. As the evolution of a device or system reaches production, team members with direct responsibility for purchasing, manufacturing, and quality assurance assume a greater role in the project. The project team develops an assembly process, product testing protocol, and quality assurance procedures to produce high-quality products that satisfy internal and external specifications, as well as the FDA’s GMP and ISO 9001:2000/ISO 13485:2003 quality standards.

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

Therapeutic Products

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

In the United States, customers generally purchase EnteraLite® and EnteraLite® Infinity® ambulatory enteral feeding pumps directly from us. In cases where a lease or rental is preferred, arrangements are most often made through a third party that specializes in medical equipment financing. Customers then purchase disposable sets as needed. Customers typically purchase 10 - 15 disposable sets per month for each pump that is placed in service.

Due to competition, lower-cost stationary pumps generally have been placed at no up-front cost to the user, in return for set “usage” agreements, which typically require minimum purchases of 15 disposable sets per pump per month, once the pumps are placed in service. The cost of the pump is then amortized.

In North America, the distribution of the EnteraLite® and EnteraLite® Infinity® ambulatory pump, stationary pumps, and delivery sets are serviced by our sales support manager, inside sales specialists, and customer service department, in addition to the outside sales force described above.

Nestlé is our distributor for the EnteraLite® in Germany where it also distributes its clinical nutrition products. Medicina distributes the EnteraLite® in the United Kingdom, and Baxter Healthcare distributes our entire enteral feeding product line in Puerto Rico. During 2005, a version of our stationary pump was manufactured under private label for distribution by Nestlé in Europe.

In August 2005, the clinical nutrition division of Royal Numico, Nutricia Clinical announced the European launch of the Flocare® Infinity® enteral pump. Nutricia Clinical is our exclusive distributor for a private-label version of our EnteraLite® Infinity® enteral feeding pump in over thirty countries, including parts of Africa, Asia, Australia, Europe, the Pacific Rim, and South America.

Applied Technology Design and Manufacturing Services

We generate new design and manufacturing projects using direct sales personnel who are trained in our engineering expertise and manufacturing capabilities. Project engineers also participate extensively in sales and marketing activities. We promote our design and manufacturing capabilities at industry trade shows, by advertising in leading industry publications, through our website www.zevex.com, and by obtaining referrals from customers and other persons who are familiar with our services.

COMPETITION

Therapeutic Products

We have three major competitors in the U.S. market for enteral feeding pumps. Ross Laboratories, a division of Abbott Laboratories, markets the Patrol( and Quantum( stationary enteral feeding pumps, and the Companion( and Embrace( ambulatory enteral feeding pumps. Frost & Sullivan marketing research estimates that Ross holds approximately 46% market share for enteral pumps and delivery sets in both ambulatory and non-ambulatory enteral feeding applications. Kendall Healthcare, a division of Tyco, offers the kangaroo( PET enteral feeding pump for ambulatory applications, which has limited application because it can be operated only in an upright position. Kendall also markets its new E-pump(, Control( and Entriflush( pumps for stationary applications. Frost & Sullivan marketing research estimates that Kendall Healthcare presently holds approximately 25% of the total market for enteral pumps and disposable sets in both ambulatory and non-ambulatory applications. In addition to Ross Laboratories and Kendall Healthcare, a third competitor, Novartis also competes in the U.S. market for stationary enteral nutrition delivery pumps. Frost & Sullivan marketing research estimates that Novartis presently holds approximately 14% of the total U.S. market for enteral pumps and disposable sets in both ambulatory and non-ambulatory applications.

Well-established competitors such as Ross Laboratories, Kendall Healthcare, and Novartis typically bundle products for the greatest advantage in group-purchasing situations. Each of these competitors offers a range of product offerings that exceeds that of ZEVEX. We believe the keys to our ability to compete effectively in the enteral feeding market are the unique features of our product offerings and the benefits to customers who utilize them. We expect to build upon our reputation for innovation that was earned by our EnteraLite( ambulatory enteral feeding pump for mobile enteral patients with the EnteraLite® Infinity® and believe that it may provide access to new customers and applications that were previously beyond our reach. We expect to develop products that are complementary to our enteral nutrition delivery product line, particularly those having features that can significantly improve a patient’s quality of life and can ensure safety and ease of enteral administration.

Applied Technology Design and Manufacturing Services

The largest competitors for design and manufacturing services include Benchmark Electronics, Nova Biomedical, Plexus, Inc., Sanmina-SCI Corp., and Sparton Electronics Corporation. These contract manufacturers operate in the medical technology industry, and some have substantially greater financial and marketing resources than we do. Competitive factors in medical device design and manufacturing include technology strengths, quality, regulatory compliance, engineering competence, cost of non-recurring engineering, price of the manufactured product, experience, customer service, and the ability to meet design and production schedules. We believe that our unique expertise in sensing, fluid management, and surgical ultrasound will allow us to compete effectively for contracts involving these technologies.

PATENTS AND TRADEMARKS

As of December 31, 2005, we held thirty-five U.S. patents and thirty international patents on devices developed by us, with additional U.S. and international patents pending. The loss of certain patents that are key to our proprietary products could have a materially adverse effect on our overall business operations. We also rely on trade secrets and confidentiality agreements to protect the proprietary nature of our technologies.

In addition, we own and have applied for numerous trademarks in the United States and abroad. We believe that our trademarks are well recognized in the various markets for our products. With the exception of the Infinity®, EnteraLite® and LifeGuard® trademarks, which are registered for our enteral feeding products, we believe that the loss of any trademark would not have a material adverse effect on our overall business operations.

RESEARCH AND DEVELOPMENT FOR OUR PROPRIETARY PRODUCTS AND TECHNOLOGY

In addition to the research and development that we conduct on a contract basis, we also devote substantial resources to our internal research and development projects to enhance our Therapeutics technologies and our core technologies in the Applied Technology business. Our research and development efforts are primarily focused in three areas: (1) developing enhancements to our existing technology and proprietary knowledge; (2) developing new proprietary processes and intellectual property to serve new and existing customers within our current business segments; and (3) researching new applications to service the needs of new customers in those segments. As of December 31, 2005, we have seventeen full-time engineers in research and development, and have several other designers and engineers, including independent contractors, contributing to research and development projects. Our research and development staff performs engineering research and development services for both internal product development and for customers of our Applied Technology division on a fee for service basis. We invested $1,208,466 in 2005, $1,430,692 in 2004, and $1,817,581 in 2003 for internal research and development of new products. In 2005, research and development costs represented approximately 4% of our annual revenue, compared to 6% in 2004 and 7% in 2003. During 2003, approximately $763,000 was related to research and development costs for our Physical Evaluation business, which was sold in December 2003.

MAJOR CUSTOMERS

Historically, large portions of our revenue were not attributable to a single customer. However, during 2005 Cardinal Health, a customer for ultrasonic sensors accounted for approximately 14% of revenue and Numico, the exclusive distributor of certain ZEVEX enteral feeding pumps in over thirty countries, accounted for approximately 13% of revenue. During 2004, McKesson HBOC, a distributor of products in our Therapeutics Division, accounted for approximately 11% of revenue. During 2003 no single customer accounted for over 10% of revenue. If any customer with whom we do a substantial amount of business were to encounter financial distress, the customer’s lateness, unwillingness, or inability to pay its obligations to us could have a material adverse effect on our results of operations and financial position.

BACKLOG

At December 31, 2005, we had a backlog of approximately $8,143,000 on orders for medical devices to be manufactured for other medical technology companies, as compared to a backlog at December 31, 2004 and 2003, of approximately $5,365,000 and $4,861,000, respectively. We estimate that approximately 90% of this backlog will be shipped before December 31, 2006. As of March 13, 2006, we had a backlog of $9,292,772. For purposes of the above figures, backlog includes product not yet shipped pursuant to purchase orders that have been received by us. This does not include any backlog for our Therapeutics division proprietary products, because we generally hold appropriate levels in inventory for sale to customers. Some of the orders included in the backlog may be canceled or modified by customers without significant penalty. In addition, because customers may place orders for delivery at various times throughout the year, and because customers may change delivery schedules or cancel orders, our backlog as of any particular date may not necessarily be a reliable indicator of future revenue.

GOVERNMENTAL REGULATION

Our manufacturing facility, customers’ medical devices, and our proprietary medical devices are subject to extensive regulation by the FDA under the Food Drug and Cosmetics Act (“FDC Act”). Manufacturers of medical devices must comply with applicable provisions of the FDC Act and associated regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of medical devices, as well as record-keeping requirements, and the reporting of certain information regarding device safety. In addition, our facility is subject to periodic inspection by the FDA for compliance with the FDA’s GMP requirements. To ensure compliance with GMP requirements, we expend significant time, resources, and effort in the areas of training, production, and quality assurance.

For certain medical devices manufactured by us, the customer may need to obtain FDA clearance in the form of a premarket approval (“PMA”) application. Such applications require substantial pre-clinical and clinical testing to obtain FDA clearance. Other medical devices can be marketed without a PMA, but only by establishing, in a 510(k) premarket notification, “substantial equivalence” to a predicate device.

Besides the FDA regulations described above, we are also subject to various state and federal regulations with respect to such matters as safe working conditions, manufacturing practices, fire hazard control, environmental protection, and the disposal of hazardous or potentially hazardous materials. Our operations involve the use and disposal of relatively small amounts of hazardous materials.

Beginning in 1998, all medical device manufacturers were required to obtain the “CE Mark” to sell their products in the European Common Market. The CE Mark is a quality designation given to products that meet certain policy directives of the European Economic Area. We have received and maintain ISO 9001:2000 and ISO 13845:2003 certification, which allows us to CE Mark our own products and assist our customers with obtaining the CE Mark for their products.

As part of a nationwide investigation into billing practices associated with enteral nutrition delivery products, particularly in regard to billing practices for pumps and disposable delivery sets, on July 2, 2001, the U.S. Office of Inspector General (OIG), served a subpoena on the ZEVEX, Inc. subsidiary. According to published reports, the investigation involved most manufacturers, distributors and health care service providers in the United States enteral pump industry and similar subpoenas were served on many of those parties. The subpoena requested documents relating to our enteral pump customers’ marketing and billing practices. We responded to the subpoena. Since October of 2001 we have not been contacted further by the OIG, although we understand the investigation is proceeding and we intend to cooperate with the investigation if contacted again. At this time we are uncertain as to any future impact this investigation will have on our operations or financial position.

EMPLOYEES

As of March 13, 2006, we employed a total of 158 people in the following areas: 101 in Manufacturing, Testing, and Quality Assurance; 18 in Design and Engineering; 18 in Administration; and 21 in Sales and Marketing. We have 131 employees located at our corporate headquarters and manufacturing facility in Salt Lake City, Utah, 8 employees at various other locations throughout the United States and one employee in Europe.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES

During the 2005 fiscal year, we generated total revenue of $30,273,922, of which $6,805,033 (22%) was considered foreign source revenue. During the 2004 fiscal year, we had total revenue of $23,634,355, of which $3,168,587 (13%) was considered foreign source revenue. During the 2003 fiscal year, we had total revenue of $25,869,876, of which $4,380,461 (17%) was considered foreign source revenue.

During the last three fiscal years, we have had no long-lived assets, long-term relationships with a financial institution, mortgage or other servicing rights, deferred policy acquisition costs, or deferred assets, in any foreign country.

ORGANIZATIONAL STRUCTURE

ZEVEX is a Delaware corporation organized in 1986. It serves primarily as a holding company, conducting business operations through our wholly-owned subsidiary ZEVEX, Inc., a Delaware corporation. Until December 31, 2003 we also conducted business through a wholly-owned subsidiary JTech Medical Industries, Inc., a Utah corporation, which marketed our Physical Evaluation product line.

On December 31, 2003, we completed the sale of the Physical Evaluation business. The transaction was accomplished by sale of all the issued and outstanding capital stock of JTech. The transaction was effected by a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated December 31, 2003 by and between us and Mr. Leonard C. Smith, a former employee, officer and director of ZEVEX. (See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations)

ITEM IA.	RISK FACTORS

The disclosure and analysis set forth in this 2005 Form 10-K contain certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and future financial results. From time to time, we also provide forward-looking statements in other publicly-released materials, both written and oral. These statements are statements that do not relate strictly to historical or current facts. When used in this report or our other publicly-released materials, the words such as “plans,” “expects,” “will,” “estimates,” “believes,” “projects,” “anticipates” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In all cases, a broad variety of risks and uncertainties, known and unknown, as well as inaccurate assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, while such statements represent our current views, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

RISK FACTORS IN MARKETING OUR PROPRIETARY PRODUCTS

With respect to our proprietary products, we face numerous technology, regulatory, financial, management and other operational risks, including the following:

Large, Well-Funded Competitors

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

Changes in Technology

The medical products industry is subject to significant technological change and requires ongoing investment to keep pace with technological development, quality, and regulatory requirements. In order to compete in this marketplace, we will be required to make ongoing investment in research and development with respect to our existing and future products.

Regulatory Oversight

We are subject to substantial risks involved in developing and marketing medical products that are regulated by the FDA and foreign agencies. There can be no assurance that we will obtain the necessary FDA or foreign clearances on a timely basis, if at all. As discussed above, commercialized medical products are subject to further regulatory restrictions, which may adversely affect us. Changes in existing laws and regulations or policies could adversely affect our ability to comply with regulatory requirements.

Regulatory Compliance for Manufacturing Facilities

We expend significant time, resources, and effort in the areas of training, production, and quality assurance to maintain compliance with applicable regulatory requirements. There can be no assurance, however, that our manufacturing operations will be found to comply with GMP regulations, ISO standards, or other applicable legal requirements or that we will not be required to incur substantial costs to maintain our compliance with existing or future manufacturing regulations, standards, or other requirements. Our failure to comply with GMP regulations or other applicable legal requirements can lead to warning letters, seizure of non-compliant products, injunctive actions brought by the U.S. government, and potential civil or criminal liability on the part of ZEVEX and officers and employees who are responsible for the activities that lead to any violation. In addition, the continued sale of any instruments manufactured by us may be halted or otherwise restricted.

Market Acceptance

There can be no assurance that our products will gain any significant market acceptance in their intended target markets, even if required regulatory approvals are obtained.

Government Reimbursement

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

Design and Manufacturing Process Risks

While we have substantial experience in designing and manufacturing devices, we may still experience technical difficulties and delays with the design and manufacturing of our or our customers’ products. Such difficulties could cause significant delays in our production of products. In some instances, payment by a manufacturing customer is dependent on our ability to meet certain design and production milestones in a timely manner. Also, some major contracts can be canceled if purchase orders thereunder are not completed when due. Potential difficulties in the design and manufacturing process that could be experienced by us include difficulty in meeting required specifications, difficulty in achieving necessary manufacturing efficiencies, and difficulty in obtaining materials on a timely basis.

Expansion of Marketing; Limited Distribution

We currently have a limited domestic direct sales force consisting of twenty full-time employees, complemented by a network of clinical support personnel. We anticipate that we will need to increase our marketing and sales capability significantly to more fully penetrate our target markets, particularly as additional proprietary devices become commercially available. There can be no assurance that we will be able to compete effectively in attracting and retaining qualified sales personnel or independent manufacturer’s representatives as needed or that such persons will be successful in marketing or selling our services and products.

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

RISK FACTORS RELATING TO OUR APPLIED TECHNOLOGY CUSTOMERS

Our success in contract manufacturing depends largely on the success of our customers and their need for our manufacturing services and on the devices designed and manufactured by us for those customers. Any unfavorable developments or adverse effects on the sales of those devices or such customers’ businesses, results of operations, or financial position could have a corresponding adverse effect on us. In addition, we sell certain types of medical devices to multiple customers and, to the extent there is an unfavorable development affecting the sales of any such type of device generally, the adverse effect of such development on us would be more substantial than that presented by the decline in sales to a single customer for such type of device. Additionally, we believe that our design and manufacturing customers and their devices (and ours indirectly) are generally subject to the following risks:

Competitive Environment

The medical device industry is highly competitive and subject to significant technological change. Participation in such industries requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. These industries consist of numerous companies, ranging from start-up to well-established companies. Many of our customers have a limited number of products, and some market only a single product. As a result, any adverse development with respect to these customers’ products may have a material adverse effect on the business and financial condition of such customers, which may adversely affect those customers’ ability to purchase and pay for their products manufactured by us. The competitors and potential competitors of our customers may succeed in developing or marketing technologies and products that will be preferred in the marketplace over the devices manufactured by us for our customers or that would render our customers’ technology and products obsolete or noncompetitive.

Emerging Technology Companies

A number of our customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staff and facilities, and substantially greater experience in developing new products, obtaining regulatory approvals, and manufacturing and marketing medical products. Approximately five customers, representing 9% of our revenue in fiscal year 2005, were, in our opinion, emerging medical technology companies. These customers may not be successful in launching and marketing their products, or may not respond to pricing, marketing, or other competitive pressures or the rapid technological innovation demanded by the marketplace. As a result, these customers may experience a significant drop in product revenues, which may hamper their ability to continue as our customer or even pay for services and products that we have already delivered.

Customer Regulatory Compliance

The FDA regulates many of the devices manufactured by us under the FDC Act, which requires certain clearances from the FDA before new medical products can be marketed. There can be no assurance that our customers will obtain such clearances on a timely basis, if at all. The process of obtaining a PMA or a 510(k) clearance from the FDA could delay the introduction of a product to market. A customer's failure to comply with the FDA’s requirements can result in the delay or denial of its PMA. Delays in obtaining a PMA are frequent and could result in our customers delaying or canceling orders to us. Many products never receive a PMA. Similarly, 510(k) clearance may be delayed, and in some instances, 510(k) clearance is never obtained.

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

Customers’ Future Capital Requirements

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

Uncertainty of Market Acceptance of Outsourced Manufacturing of Medical Devices

We believe that acceptance in the marketplace for outsourcing of design and manufacturing of advanced medical products for medical technology companies varies from year to year and is still uncertain. Many of our potential customers have internal design and manufacturing facilities. Our engineering and manufacturing activities require that customers provide us with access to their proprietary technology and relinquish the control associated with internal engineering and manufacturing. As a result, potential customers may decide that the risks of outsourcing engineering or manufacturing are too great or exceed the anticipated benefits of outsourcing. In addition, medical technology companies that have previously made substantial investments to establish design and manufacturing capabilities may be reluctant to out-source those functions. If the medical technology industry generally, or any significant existing or potential customer, concludes that the disadvantages of outsourcing manufacturing outweigh the advantages, we could suffer a substantial reduction in the size of one or more of our current target markets, which could have a materially adverse effect on our business, results of operations, and financial condition.

Competition in Outsourced Manufacturing

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

Dependence on Major Customers

No assurances can be given that our customers will continue to do business with us or that the volume of their orders for our contract manufactured devices and proprietary products will increase or remain constant. The loss of several customers, or a significant reduction in the volume of their orders to us, could have a material adverse impact on our operations. In addition, if one or more of these customers were to seek and obtain price discounts from us for our contract manufactured devices or proprietary products, the resulting lower gross margins on those devices and products could have a materially adverse effect on our overall results of operations. If any customer with whom we do a substantial amount of business were to encounter financial distress, the customer’s lateness, unwillingness, or inability to pay its obligations to us could result in a materially adverse effect on our results of operations and financial condition.

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

OTHER COMPANY RISKS

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

Patent Protection

As of December 31, 2005, we held thirty-five U.S. patents and thirty international patents on devices developed by us, with additional U.S. and international patents pending. Such patents disclose certain aspects of our technologies and there can be no assurance that others will not design around the patent and develop similar technology. We believe that our devices and other proprietary rights do not infringe on any proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

Control by Management and Certain Major Shareholders

As of March 13, 2006, the current executive officers and directors of ZEVEX, together with those persons who are the beneficial owners of more than 5% of ZEVEX’s Common Stock, beneficially own or have voting control over approximately 26% of the outstanding Common Stock. Accordingly, these individuals have the ability to influence the election of ZEVEX’s directors and most corporate actions. This concentration of ownership, together with other provisions in ZEVEX’s charter and applicable corporate law, may also have the effect of delaying, deterring, or preventing a change in control of ZEVEX.

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

Customer Conflicts

The medical technology industry reflects vigorous competition among its participants. As a result, our customers sometimes require us to enter into non-competition agreements that prevent us from manufacturing instruments or components for our customers’ competitors in certain fields of use. Such restrictions generally apply during the term of the customer’s manufacturing contract and, in some instances, for a period following termination of the contract. If we enter into a non-competition agreement, we may be adversely affected if our customer’s product is not successful and we must forgo an opportunity to manufacture a successful product for such customer’s competitor. Any conflicts among our customers could prevent or deter us from obtaining contracts to manufacture successful products.

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

Reliance on Efficiency of Distribution and Third Parties

We believe our financial performance is dependent in part on our ability to provide prompt, accurate, and complete services to our customers on a timely and competitive basis. Accordingly, delays in distribution in our day-to-day operations or material increases in the costs of procuring and delivering products could have an adverse effect on our results of operations. Any failure of either our computer operating system or our telephone system could adversely affect our ability to receive and process customers’ orders and ship products on a timely basis. Strikes or other service interruptions affecting Federal Express Corporation, United Parcel Service of America, Inc., or other common carriers used by us to receive necessary components or other materials or to ship our products also could impair our ability to deliver products on a timely and cost-effective basis.

Volatility of Revenue and Product Mix

Our annual and quarterly operating results are affected by volume and timing of customer orders, which vary due to (i) variation in demand for the customers’ products or services as a result of, among other things, product life cycles, competitive conditions, and general economic conditions, (ii) the customers’ attempt to balance their inventory, (iii) the customers’ need to adapt to changing regulatory conditions and requirements, and (iv) changes in the customers’ preference or strategies. Technical difficulties and delays in the design and manufacturing processes may also affect such results. The foregoing factors may cause fluctuations in revenues and variations in product mix, which could in turn cause fluctuations in our gross margin.

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

Limited Market for Common Stock

Historically, the market for ZEVEX’s Common Stock has been limited due to the relatively low trading volume and the small number of brokerage firms acting as market makers. ZEVEX’s Common Stock is listed on the NASDAQ Stock Market. No assurance can be given, however, that the market for the Common Stock will continue or increase or that the prices in such market will be maintained at their present levels.

Possible Volatility of Stock Price

Announcements of technological innovations for new commercial devices by us or our competitors, developments concerning our proprietary rights, or the public concern as to the safety of our devices may have a material adverse impact on our business and on the market price of our Common Stock. The market price of ZEVEX Common Stock may be volatile and may fluctuate based on a number of factors, including significant announcements by us and our competitors, quarterly fluctuations in our operating results, and general economic conditions and conditions in the medical device industry. In addition, in recent years the stock market has experienced extreme price and volume fluctuations, which have had a substantial effect on the market prices for many medical device companies and are often unrelated to the operating performance of such companies.

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

ZEVEX is subject to Section 203 of the Delaware General Corporation Law (“Section 203”), which restricts certain transactions and business combinations between a corporation and an “Interested Stockholder” owning 15% or more of the corporation’s outstanding voting stock for a period of three years from the date the stockholder becomes an Interested Stockholder. Subject to certain exceptions, unless the transaction is approved in a prescribed manner, Section 203 prohibits significant business transactions such as a merger with, disposition of assets to, or receipt of disproportionate financial benefits by the Interested Stockholder, or any other transactions that would increase the Interested Stockholder’s proportionate ownership of any class or series of the corporation’s stock.

Foreign Exchange, Currency, and Political Risk

Our international business is subject to risks customarily encountered in foreign operations, including changes in a specific country’s or region’s political or economic conditions, nationalization, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements, or other restrictive government actions such as capital regulations. We are also exposed to foreign currency exchange rate risk inherent in our foreign sales commitments and anticipated foreign sales because the prices charged for our products are denominated in U.S. dollars. Consequently, our foreign sales commitments and anticipated sales could be adversely affected by an appreciation of the U.S. dollar relative to other currencies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our executive offices, administrative offices, and manufacturing facility are located in our 51,000 square foot, mixed-use building in Salt Lake City, Utah. This building was constructed in 1997 to our specifications and is subject to an Industrial Development Bond (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources”). The building is situated on nearly four acres of land a few miles from the downtown area. It allows quick access to two major interstate freeways and to the Salt Lake International Airport. We currently utilize approximately 70% of the building’s available space and believe that the building will be adequate to serve our needs through the end of the year 2006. We own approximately 3.47 vacant acres adjacent to our facility.

ITEM 3.	LEGAL PROCEEDINGS

The following is a brief description of certain legal proceedings to which we a party or to which our properties are subject. In management’s opinion, the legal proceeding described below is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

On February 23, 2006, we filed a complaint in the United States District Court, alleging the infringement of certain patents by medical device manufacturer. The complaint alleges that the manufacturer makes, sells and offers for sale infusion pumps which utilize patented technology of ZEVEX. Currently we are pursuing possible resolution to this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ZEVEX’s Common Stock is traded on the National Market system of The NASDAQ Stock Market, under the symbol ZVXI. As of March 13, 2006, there were 139 holders of record of ZEVEX’s Common Stock (calculated without reference to individual participants in securities position listings). Based on the number of proxy materials requested by brokers and other record holders for distribution to beneficial owners for ZEVEX’s 2005 Annual Meeting, we estimate there are roughly 1,550 beneficial owners of ZEVEX Common Stock. ZEVEX has never declared or paid any cash dividends on its Common Stock. ZEVEX currently intends to retain all future earnings to finance future growth and does not anticipate paying any cash dividends in the foreseeable future. We have a negative covenant in our bank line of credit agreement that prevents the payment of any cash dividend without prior approval of the bank.

The following table lists the high and low sales prices for ZEVEX Common Stock for each full quarterly period since January 1, 2004.

	2005		2004
	High	Low	High	Low
1st Quarter	4.47	3.52	4.12	2.85
2nd Quarter	4.50	3.10	4.14	2.55
3 rd Quarter	5.10	3.56	6.38	3.11
4th Quarter	14.49	4.72	6.50	3.14

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA - FIVE-YEAR REVIEW

The following selected statement of operations data for the years ended December 31, 2005, 2004, and 2003, and the balance sheet data as of December 31, 2005 and 2004, are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and notes thereto. The selected statement of operations data for the years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002, and 2001, are derived from the audited consolidated financial statements of ZEVEX, which are not included herein, and are qualified by reference to such financial statements and the notes thereto. The selected consolidated financial data set forth below is also qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	Fiscal Year Ended December 31
	2005	2004	2003	2002	2001
Statement of Operations Data
Revenues	$30,273,922	$23,634,355	$25,869,876	$25,495,733	$29,882,075
Gross profit	11,349,552	8,456,978	8,323,795	11,119,989	12,052,298
Selling, general and administrative expenses	8,091,996	7,142,513	8,316,822	9,124,197	10,100,735
Research and development expenses	1,208,466	1,430,692	1,817,581	1,289,609	932,731
Asset and goodwill impairment	--	--	1,566,967	--	--
Operating income (loss)	2,049,090	(116,227)	(3,377,575)	706,183	1,018,832
Loss on sale of business	--	--	(4,692,445)	--	--
Impairment loss on marketable securities	(27,525)	--	--	--	(917,628)
Other expenses	112,592	93,972	276,234	486,664	688,414
Provision (benefit) for income taxes	3,595	(31,222)	(68,712)	5,216	(99,507)
Net income (loss)	1,905,378	(178,977)	(8,277,542)	214,303	(487,703)
Net income (loss) per share basic	.56	(.05)	(2.43)	.06	(.14)
Weighted average shares outstanding	3,416,828	3,400,964	3,400,964	3,414,846	3,431,639
Net income (loss) per share diluted	.52	(.05)	(2.43)	.06	(.14)
Weighted average shares outstanding, assuming dilution	3,675,207	3,400,964	3,400,964	3,418,278	3,431,639

	2005	2004	2003	2002	2001
Balance Sheet Data
Total assets	$20,850,381	$17,400,982	$19,732,085	$28,798,236	$33,639,146
Total current liabilities	3,964,247	2,711,603	4,688,891	5,679,446	5,918,660
Long-term debt (less current portion)	1,810,143	1,966,362	2,119,608	1,662,536	6,411,351
Stockholders' equity	15,075,991	12,723,017	12,923,586	21,198,061	21,032,401

Please refer to Item 7 of this report for a discussion of the main factors causing the substantial changes in certain of the items set forth above, particularly when comparing the year 2005 to earlier periods. Also refer to Item 7 of this report for a discussion of Factors that May Affect Future Results, which describe material uncertainties that might cause the items set forth above to not be indicative of our future financial condition or results of operations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through our two divisions, we engage in the business of designing, manufacturing, and distributing medical devices. Our Therapeutics division markets enteral nutrition delivery devices. Our Applied Technology division designs and manufactures advanced medical components and systems for other medical technology companies. Until its sale on December 31, 2003, our Physical Evaluation division manufactured and marketed physical evaluation testing systems. Please refer to Note 12 of the Audited Consolidated Financial Statements for discussion of our business segments.

Our Therapeutics division products include ambulatory enteral feeding pumps and related disposable sets for mobile patients, as well as stationary enteral feeding pumps and disposable sets. We entered the home health care segment of the enteral nutrition delivery market in 1996 with the introduction of the EnteraLite( ambulatory enteral feeding pump, which gained market share due to its superior mobility and state-of-the-art features. We believe that by improving the convenience of nutrition delivery, first with the EnteraLite( and now with the EnteraLite® Infinity® we can contribute to better clinical outcomes and improved quality of life for enteral patients.

In 2005, our Therapeutics division produced revenue of $16.9 million, achieving growth of 35% over 2004. Based upon the introduction of the EnteraLite® Infinity® product line and the continued sales strength of our original EnteraLite® product line, our domestic sales of ambulatory products produced revenue of $9.2 million, achieving growth of 19%, during 2005, compared with growth of 8% in 2004. The most significant growth in our Therapeutics division in 2005, however, came from the global expansion of sales of our Therapeutics product line through Nutricia Clinical. Combining our international EnteraLite( and EnteraLite® Infinity® revenue with domestic revenue, the total ambulatory product line growth was 58% in 2005. As we forecasted at the end of 2004, we generated more than $3.5 million in new sales to Nutricia Clinical during the launch of the Flocare Infinity in Europe in the second half of 2005, driving total international Therapeutics revenue to a record of more than $5 million for the year.

Our growth in our ambulatory enteral feeding products has been partially offset by decreases in sales of our stationary pumps. Our planned growth and expansion into the long-term care market has not materialized due to continued downward competitive pricing pressure in this market segment. The result is that our revenue in the stationary enteral feeding pump business decreased by approximately 14% in 2005.

Our Applied Technology division began in 1987, offering an increasingly broad array of specialized design and manufacturing services to large, multinational medical companies. Our core technologies are in the areas of sensing, fluid management and surgical ultrasound. Our customers typically incorporate our components and systems under private label with their primary products. In 2005, our largest Applied Technology customers posted market share gains, from which we benefited. As a result, the Applied Technology division produced revenue of $13.4 million in 2005, achieving growth of 20% during the year, compared with growth of 7% in 2004.

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

During the first quarter of 2005, we completed a multi-year research and development project leading to the introduction of our next-generation enteral feeding pump, the EnteraLite® Infinity®, at the American Society of Parenteral and Enteral Nutrition Annual Conference in January 2005. The EnteraLite® Infinity® provides patients in hospitals, nursing homes, or at home with the lightest, most accurate, and longest lasting, battery-operated pump available.

In June 2005, we received a Silver Medical Design Excellence Award for the EnteraLite® Infinity® at the Medical Design & Manufacturing East trade show in New York City. We also developed and manufacture a custom optoelectronic sensor for a product of Baxter Healthcare that received a 2005 Gold Medical Design Excellence Award at the same trade show.

In August 2005, Nutricia Clinical, the clinical nutrition division of Royal Numico, announced the European launch of the Flocare® Infinity® enteral pump. Nutricia Clinical is our exclusive distributor for that private-label version of our EnteraLite® Infinity® enteral feeding pump.

Results of Operations

As an aid to understanding our operating results, the following table sets forth, for the periods indicated, the relative percentages that certain items in the statement of operations bear to revenue.

Year Ended December 31 Statement of Operations Data -- Percentage of Revenue

	2005	2004	2003	2002	2001
Revenue	100%	100%	100%	100%	100%
Gross profit	37%	36%	32%	44%	40%
Selling, general and administrative expenses	27%	30%	32%	36%	34%
Research and development expenses	4%	6%	7%	5%	3%
Asset and goodwill impairment	--%	--%	6%	--%	--%
Operating income (loss)	--%	--%	(13)%	3%	3%
Loss on sale of business	--%	--%	(18)%	--%	--%
Impairment loss on securities	--%	--%	--%	--%	(3)%
Other income/(expense)	--%	--%	(1)%	(2)%	(2)%
Income (loss) before income taxes	--%	(1)%	(32)%	1%	(2)%
Provision (benefit) for income taxes	--%	--%	--%	--%	--%
Net income (loss)	6%	(1)%	(32)%	1%	(2)%

Fiscal Year 2005 Compared to Fiscal Year 2004

Our revenue increased by approximately 28% during 2005, to $30,273,922, compared to $23,634,355 for 2004. Therapeutics products generated 56% and sales of Applied Technology contract manufactured products generated 44% of total revenue during 2005. During 2005, two customers accounted for approximately 14% and 13%, respectively, of our revenue. During 2004, one customer accounted for approximately 11% of our revenue.

Our Therapeutics division revenue increased 35% to $16,899,383 during 2005, compared to $12,488,953 in 2004. The increase in revenue from last year is due to an increase of 165%, in our international Therapeutics revenue largely due to Nutricia Clinical. Nutricia Clinical is our exclusive European distributor for the Flocare® Infinity®, a private-label version of our EnteraLite® Infinity® Our domestic EnteraLite® Infinity® and EnteraLite( portable feeding pump and disposable set revenue increased 19% over 2004. These increases were partially offset by a decrease of 14%, in sales of our stationary enteral feeding delivery products within our Therapeutics division.

Our Applied Technology division revenue increased 20% to $13,374,539 during 2005, compared to $11,145,402 in 2004. Specifically, during 2005, sensor revenue increased approximately 42%, and surgical handpiece revenue increased 12% over 2004, because our largest customers for these products posted market share gains, and substantially increased purchases of our products from which we benefited. Applied Technology engineering revenue increased 21% during 2005 compared to 2004. These increases more than offset a decrease in medical system revenue of approximately 8%.

Our gross profit as a percentage of revenue was approximately 37% for 2005, compared to 36% for 2004. We attribute this increase primarily to the different product mix delivered during the year and to the spread of fixed overhead manufacturing costs over our increased revenue. Please refer to Note 12 of the Audited Consolidated Financial Statements for discussion of our business segments including gross profit and the Company’s definition of contribution margin.

Depreciation and amortization expenses decreased to $710,612 in 2005 from $857,731 in 2004. The decrease is primarily due to the various ages of our depreciable assets.

Selling, general and administrative expenses increased during 2005 to $8,091,996, from $7,142,513 in 2004. With our revenue gains in 2005, this increase was actually a decrease as a percentage of revenue to 27%, as compared to 30% of revenue in 2004. The dollar increase is primarily related to increases in recruiting, personnel and insurance costs.

We combine the resources of our full-time engineers with several independent contractors to perform research and development projects. We invested $1,208,466 in the research and development of new products and technologies during 2005, a decrease from the $1,430,692 invested in 2004. This decrease was a result of our launch of the EnteraLite® Infinity® enteral feeding pump, which consumed considerable research and development resources in 2004. The decrease does not reflect reduced efforts to develop and introduce new proprietary products for our Therapeutics division or proprietary component technologies for our Applied Technology business. We expect research and development costs to be approximately 5% of revenue during 2006.

We had operating income of $2,049,090, or 7% of revenue in 2005, compared to an operating loss of $116,227, or 0.5% of revenue in 2004. Our net income was $1,905,378, in 2005, or 6% of revenue, compared to a net loss of $178,977 in 2004, or 1% of revenue. The increase in operating and net income during 2005, as compared to 2004, is primarily related to the increase in revenue in 2005 and the resulting increase in our gross profit, which was partially offset by increased selling, general and administrative expenses.

We had income tax expense of $3,595 in 2005 compared to an income tax benefit of $31,222 in 2004. Income tax expense in 2005 represents minimum tax payments due to the various states in which we are required to file. The income tax benefit in 2004 is a result of an income tax refund partially offset by minimum tax payments due to the various states in which we are required to file. For 2005, our effective tax rate differed from the statutory rate largely as a result of taxable income generated, offset by a decrease in our valuation allowance (see below), and research and development tax credits. For 2004, our effective tax rate differed from the statutory rate largely as a result of an increase in our valuation allowance (see below), and research and development tax credits. We were able to realize a portion of the deferred tax asset related to our net operating loss carryforward in 2005, which resulted in a partial reversal of the related valuation allowance. We expect to be able to do so in 2006 as well. The Company generated a net operating loss carryforward in 2005 of $396,000 as a result of employee stock option exercises. The Company established a valuation allowance against this amount, which was recorded to additional-paid-in-capital. When this valuation allowance is reversed, the impact will also be recorded to additional-paid-in-capital. The decrease in 2005 in the deferred tax valuation allowance was $612,000.

We have federal net operating loss carryforwards totaling approximately $345,000 that begin to expire in 2023. We have state net operating loss carryforwards totaling approximately $8,846,000 that begin to expire in 2016. We have a federal and state charitable contribution carryforward totaling approximately $4,947,000 that is only recognizable if we have taxable income. This carryforward expires in 2007. Finally, we have a federal capital loss carryforward of approximately $9,901,000 that begins to expire in 2006.

At December 31, 2005 and December 31, 2004, we had net current deferred tax assets of $0. Realization of our deferred tax assets is dependent on our ability to generate taxable income in the year the assets are realized. Under FAS 109 Accounting for Income Taxes, guidance has been issued relating to cumulative losses in recent years. Under this guidance, when there is a cumulative pretax loss for financial reporting for the current and two preceding years and a company does not have objective planning strategies designed to realize its deferred tax assets, generally no deferred tax asset should be recognized. In following this guidance management established a full valuation allowance for all deferred tax assets in 2003.

At December 31, 2005, we had a backlog of approximately $8,142,549 on orders for medical devices to be manufactured for other medical technology companies, as compared to a backlog at December 31, 2004 of $5,364,640. We estimate that approximately 90% of the backlog will be shipped before December 31, 2006. Our backlog is for contract manufacturing only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by our customers. During the past year, several of our Applied Technology customers have adopted lean manufacturing philosophies, which results in the elimination of large, advance-notice purchase orders and replacement with just-in-time, frequent kanban deliveries. While more efficient for the supply chain, this can greatly reduce our backlog figures.

Our annual and quarterly operating results are affected by acceptance in the markets for our proprietary and contract manufactured products, including the volume and timing of customer orders, which vary due to (i) variation in demand for the customers’ products or services as a result of, among other things, product life cycles, competitive conditions, and general economic conditions, (ii) the customers’ attempt to balance their inventory, (iii) the customers’ need to adapt to changing regulatory conditions and requirements, and (iv) changes in the customers’ preferences or strategies. Technical difficulties and delays in the design and manufacturing processes may also affect such results. The foregoing factors may cause fluctuations in revenue and variations in product mix, which could in turn cause fluctuations in our gross margin.

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

The increase in revenue in 2004 over 2003, excluding the Physical Evaluation business, was largely due to a 7% increase in the Applied Technology division revenue. Specifically, surgical handpiece and sensor revenue held steady during the year, and medical systems revenue increased by approximately $2,200,000 for 2004. These increases more than offset lower engineering revenue, as certain programs moved from engineering to manufacturing. Our Therapeutics division revenue increased 1% during 2004, compared to 2003. Specifically, the EnteraLite( portable feeding pump and disposable set revenue in this division increased 8%. Also, our international Therapeutics revenue increased approximately 5% during the year. This growth more than offset an 18% decrease in stationary disposable set revenue for the year, primarily related to the continued downward competitive pricing.

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

Our gross profit as a percentage of revenue was approximately 36% for 2004, compared to 32% for 2003. We attributed the changes in gross profit percentage from 2004 to 2003 to expenses that were recorded in 2003 that were non-recurring in 2004, such as the write-off of discontinued products and non-recurring manufacturing engineering costs associated with establishing new production lines.

Depreciation and amortization expenses decreased to $857,731 in 2004 from $1,582,120 in 2003 (excluding impairment). We recorded an impairment charge of $1,566,967 in 2003. See Note 1 to the Audited Consolidated Financial Statements under Goodwill, and Impairment of Long-Lived Assets for more information on the effect of the impairment. The decrease was primarily due to the impairment loss recorded on assets in 2003, resulting in a subsequent decline in depreciation expense.

Selling, general and administrative expenses decreased during 2004 to $7,142,513, 30% of revenue, as compared to $8,316,822 for 2003, 32% of revenue. The decrease was primarily related to the reduction in personnel from the sale of the Physical Evaluation business, although the decrease was partially offset in the second and third quarters of 2004 by non-recurring legal expenses incurred in the amount of approximately $340,000, for the negotiations and drafting of the strategic distribution, manufacturing, and services agreements with Royal Numico N.V.

We combine the resources of our full-time engineers with several independent contractors, to perform research and development projects. We invested $1,430,692 in the research and development of new products during 2004, compared to $1,817,581, which included approximately $763,000 from the Physical Evaluation division in 2003. The decrease in research and development costs was primarily due to the elimination of product developments costs related to the Physical Evaluation division sold in 2003.

We had an operating loss of $116,227, or 0.5% of revenue in 2004, compared to an operating loss of $3,377,575, 13% of revenue in 2003. The change in operating loss was due to the factors described above, including a higher gross profit percentage, lower general and administrative costs, and the asset and goodwill impairment in 2003. We had a net loss of $178,977, or 1% of revenue in 2004, compared to a net loss of $8,277,542, or 32% of revenue in 2003. The decrease in the net loss during 2004, as compared to 2003, was due to the factors noted above, as well as a decrease in interest expense, as we continued to reduce our debt from 2003, the reduction in research and development costs, the recognition of certain deferred tax assets (see below), and the loss on the sale of the Physical Evaluation business in the amount of $4,692,445 in 2003.

We had an income tax benefit of $31,222 in 2004, compared to an income tax benefit of $68,712 for 2003. The majority of the income tax benefit in 2004 was a result of an income tax refund that was originally provided for as part of the deferred tax asset valuation allowance. For 2004, our effective tax rate differed from the statutory rate largely as a result of an increase in our valuation allowance, and research and development tax credits. For 2003, our effective tax rate differed from the statutory rate largely as a result of an increase in our valuation allowance, research and development tax credits, and permanent asset basis differences.

On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished through the sale of all the issued and outstanding capital stock of JTech previously a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003 by and between the Company and Mr. Leonard C. Smith, a former employee, officer and director of the Company, for a purchase price of $1.2 million. Cash of $1,164,500 was received in 2004 and $35,500 was received in February 2005 when the Company satisfied certain obligations to JTech as set forth in the Stock Purchase Agreement. Such obligations included the requirement to deliver inventory, upon completion of production, and certain other equipment. Deferred revenue of $324,000 was recorded related to these obligations, all of which was realized in 2004. The Company also received additional payments from the purchaser based upon specifically identified JTech product sales in 2005. A loss on the sale of this business in the amount of $4,692,445 was recorded and is shown separately on the 2003 consolidated statement of operations. Such loss consists of the write-off of goodwill and other intangibles as discussed in Note 1 to the Audited Consolidated Financial Statements as well as the write-off of certain other JTech related assets totaling approximately $242,000 and the accrual of legal costs associated with this transaction.

Liquidity and Capital Resources

Our primary sources of liquidity have consisted of cash flow from operations, borrowings under our revolving line of credit and other financial arrangements described below. In prior years, we also have increased working capital through the issuance of stock and we may do so in the future.

Cash flows provided from operating activities for 2005 were $1,854,575, compared to $1,009,418 for 2004. In 2005, cash provided by operating activities was primarily associated with our net income, an increase in accounts payable and other accrued liabilities, partially offset by an increase in accounts receivable balances due to the substantial increase in revenue during the second half of the year. In 2004, cash provided by operating activities was primarily associated with our improved collection procedures, an increase in accounts payable, and the collection of an income tax receivable, partially offset by a decrease in deferred revenue and an increase in inventory.

Our working capital at December 31, 2005 was $7,850,267, compared to $5,959,929 at December 31, 2004. The increase in working capital in 2005 from 2004 is primarily due to the increase in net income, the resulting increase in accruals, receivable, and cash. The portion of working capital represented by cash at such dates was $1,284,218 and $212,859 respectively.

We maintain a line of credit arrangement with a financial institution with availability of $3 million. The line matures on May 29, 2006. We expect that we will be able to renew our line of credit in May 2006. The line of credit is collateralized by accounts receivable and inventory and bears interest at the rate of LIBOR plus 2.40%, which was 6.79% at December 31, 2005 and at prime rate of 5.25% at December 31, 2004. We had a zero balance on this line of credit at December 31, 2005 and 2004.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement as amended, is secured by the Company’s manufacturing facility. The note is due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The outstanding balance at December 31, 2005 was $766,362, of which $56,219 is classified as current.

On October 30, 1996, the Company completed a transaction defined as “Murray City, Utah, Adjustable Rate Industrial Development Revenue Bonds, Series 1997 (ZEVEX, Inc. Project)” in the amount of $2,000,000. The bonds are secured by an irrevocable Letter of Credit issued by a bank, which is subject to expiration no later than May 30, 2008. The bonds bear interest at an adjustable rate based on the weekly tax-exempt floater rate, as determined by the remarketing agent. During 2005, the interest paid monthly ranged from 1.83% to 3.55% (APR), with an average rate for 2005 of 2.23%. The bonds mature on October 1, 2016. Principal reductions occur in the amount of $100,000 per year. The outstanding balance was $1,200,000 at December 31, 2005, of which $100,000 is classified as current.

The following is a summary of the Company’s debt and other long-term obligations:

	Principal Payment due by period
Contractual Obligation	Total	Less than 1 –year	More than 1- year	More than 2- year	More than 3- year	More than 4- year	More than 5- year
Industrial Development Bond	$1,200,000	$100,000	$100,000	$100,000	$100,000	$100,000	$700,000
Other Long-term debt	766,362	56,219	59,358	650,785	-	-	-
Total	$1,966,362	$156,219	$159,358	$750,785	$100,000	$100,000	$700,000

Purchases of leasehold improvements to our facilities, tooling and new engineering, production and testing equipment totaled $977,316 for 2005, compared to $379,886 for 2004 and $610,685 in 2003. We expect to spend approximately $1,200,000 during 2006 for additional manufacturing equipment and software, for normal replacement of aging equipment, manufacturing tooling related to our proprietary products, and improvements to our manufacturing area.

Our expected principal liquidity requirements are working capital, investments in capital expenditures, and debt reduction. We believe our sources of liquidity are sufficient for operations during the coming twelve months. These sources include our projected cash from operations and, if necessary, draws from our existing revolving line of credit.

Off-Balance Sheet Items

We have no off-balance sheet items.

Other

As part of a nationwide investigation into billing practices associated with enteral nutrition delivery products, particularly in regard to billing practices for pumps and disposable delivery sets, on July 2, 2001, the U.S. Office of Inspector General (OIG), served a subpoena on the ZEVEX, Inc. subsidiary. According to published reports, the investigation involved most manufacturers, distributors and health care service providers in the United States enteral pump industry and similar subpoenas were served on many of those parties. The subpoena requested documents relating to our enteral pump customers’ marketing and billing practices. We responded to the subpoena. Since October of 2001 we have not been contacted further by the OIG, although we understand the investigation is proceeding and we intend to cooperate with the investigation when contacted again. At this time we are uncertain as to any future impact this investigation will have on our operations or financial position.

Inflation and Changing Prices

We have not been, and in the near term are not expected to be, materially affected by inflation or changing prices.

Critical Accounting Policies and Estimates

In response to the SEC’s Release numbers 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Our significant accounting policies are included in Note 1 to the Audited Consolidated Financial Statements.

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

Revenue Recognition

We recognize revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and title has passed, and collectibility is reasonably assured. If such criteria are not met, revenue is deferred.

We recognize revenue from products sold to distributors when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and title has passed, and collectibility is reasonably assured. If such criteria are not met, revenue is deferred. There are no post-shipment obligations other than warranty service related to the product, no rights to return the product unless it is defective, no price protection, and no volume pricing rebates or stock rotation rights.

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

Allowance for Doubtful Accounts and Sales Returns

As a general policy, collateral is not required for accounts receivable; however, we periodically monitor the need for an allowance for doubtful accounts based upon expected collections of accounts receivable, historical bad debt rates, and specific identification of uncollectible accounts. Based on these factors, we record an allowance to provide for accounts that we believe may not be ultimately collectable. Additionally, customers’ financial condition and credit worthiness are regularly evaluated. Historically losses on collections have not been material. We also record a provision for estimated sales returns and allowances on products we have sold. These estimates are based on historical sales returns and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated or understated. As of December 31, 2005 and 2004, we have recorded allowances for doubtful accounts and sales returns of $130,000 and $192,000, approximately 2.3% and 5.1% respectively of gross accounts receivable.

Product and Inventory Obsolescence

Rapid change and technological innovation characterize the marketplace for medical products. As a result, we and our customers are subject to the risk of product and inventory obsolescence, whether from prolonged development, government approval cycles, or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer’s medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen. Accordingly, we write down inventory that we believe is excess or obsolete. Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. As of December 31, 2005 and 2004, we have recorded an excess and obsolete reserve of $284,000 and $270,000, which is approximately 5.8% and 5.6%, respectively of gross inventories.

Warranty

We record a provision for estimated warranty reserve on products we have sold. These estimates are based on historical warranty expenses and other known factors. If the historical data we use to calculate these estimates does not properly reflect future warranty expenses, expenses could be understated or overstated. We have recorded a warranty expense allowance in the amount of $152,000 as of December 31, 2005 and $155,000 as of December 31, 2004.

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

In accordance with SFAS No. 142 goodwill and indefinite-lived intangible assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach. We are annually required to complete Step 1 (determining and comparing the fair value of our reporting units to their carrying values, as of December 31, 2005, we had one reporting unit with goodwill) of the impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value, involves the calculation of the implied fair value of goodwill. We completed Step 1 of the impairment assessment for the reporting unit with goodwill at its annual impairment testing date in 2005. Based upon our valuation procedures, we determined that the fair value of the reporting unit exceeded its carrying value. As such, we were not required to complete Step 2 of the impairment test and no impairment loss was recognized.

Prior to the fourth quarter of 2003, we had three reporting units with goodwill. During the fourth quarter 2003, we evaluated our business opportunities and modified our strategies to focus on our core market offerings of ambulatory enteral feeding products and contract manufacturing services. In conjunction with this refocus, we re-evaluated our reporting units and determined that the Therapeutics reporting unit, which had consisted of both our stationary and ambulatory enteral product lines, should be disaggregated such that the two product lines became separate reporting units because of the different market and sales practices of the stationary and ambulatory enteral product line. In the fourth quarter of 2003, due to declining revenue and cash flows relating to the stationary enteral product line, we determined that indicators of impairment existed related to this reporting unit and again completed Step 1 of the impairment test. Upon completion of Step 1, we determined that the fair value of the stationary enteral reporting unit was less than the carrying value including goodwill. We completed Step 2 of the impairment assessment and a goodwill impairment loss has been recognized in 2003 for this reporting unit in the amount of $841,352. This loss is included in “Asset and goodwill impairment” on the consolidated statement of operations.

Due to the significant changes to our overall business strategies, we also performed an analysis in the fourth quarter of 2003 to determine if any indicators of impairment existed related to the Applied Technology reporting unit. We determined that our impairment test performed as part of our annual impairment analysis continued to be appropriate and no impairment loss was required.

In the fourth quarter of 2003 we also evaluated our long-lived assets to determine if indicators of impairment existed. Based upon our assessment of cash flows related to our stationary enteral product line, we determined that impairment of the fixed asset value for our stationary enteral pumps existed. We recorded an impairment charge of $725,615, as reflected in the 2003 consolidated statement of operations within “Asset and goodwill impairment.”

Net intangible assets and goodwill amounted to approximately $4.4 million as of December 31, 2005. Net fixed assets amounted to approximately $4.6 million as of December 31, 2005.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore our deferred tax asset may not be ultimately realized. As of December 31, 2005 a full valuation has been recorded for all deferred tax assets.

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

Statement 123(R) must be adopted no later than January 1, 2006 and we expect to adopt Statement 123(R) on that date. Statement 123(R) permits public companies to adopt its requirements using one of two methods, the “modified prospective” or the “modified retrospective.” Management has determined that it will use the “modified prospective” method. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, we believe that the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring that such costs be recognized as current-period costs regardless of whether they meet the criterion of "so abnormal," currently required by the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which for us is fiscal 2006. Because the provisions of this standard must be applied prospectively, there will be no effect on previously-issued financial statements. It is not possible to predict the effect SFAS No. 151 might have on future reported results because it will depend on the levels of "abnormal" inventory costs incurred in the future, if any.

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

We have reviewed all other recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on our results of operations or financial position. Based on that review, we do not currently believe that any of these other recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

Quarterly Financial Data

The following table sets forth a summary of our quarterly income statement data for the fiscal years ended December 31, 2005 and 2004.

Summary of Quarterly Data

	12/05	9/05	6/05	3/05	12/04	9/04	6/04	3/04
Revenue	$ 9,354,882	$8,137,223	$6,797,653	$5,984,164	$ 5,862,248	$5,339,406	$6,223,997	$6,208,704
Gross profit	3,614,200	3,080,362	2,468,485	2,186,505	1,878,338	1,821,588	2,430,756	2,326,296
Net income (loss)	906,274	785,483	168,468	45,153	(285,929)	(294,721)	192,892	208,781
EPS basic	.26	.23	.05	.01	(.08)	(.09)	.06	.06
EPS diluted	.23	.22	.05	.01	(.08)	(.09)	.06	.06

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our line of credit, currently with a zero balance and our industrial development bond of $1,200,000. Principal payments of $100,000 are made annually on the industrial development bond, with the balance due October 1, 2016. The variable rate on the line of credit is LIBOR plus 2.40%, which was 6.79% at December 31, 2005, and the variable rate on the industrial development bond is based on a weekly tax-exempt floater rate. The line of credit matures annually in May. At December 31, 2005, the above debt represented 64% of our total short-term funded debt and 61% of our total long-term funded debt compared with 65.3% short-term funded debt and 61.3% long-term funded debt at December 31, 2004. For illustrative purposes only, the impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for both our variable rate debt and cash. Based on hypothetical assumption, we would have incurred an additional $25,000 in interest expense and received $6,000 in additional interest income for the year ended December 31, 2005, we would have incurred an additional $22,000 in interest expense and received $6,000 in additional interest income for the year ended December 31, 2004, and an additional $35,000 in interest expense and received $4,000 in additional interest income for the year ended December 31, 2003.

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact on our fixed rate debt, which includes our term loan agreement, with a balance of $766,362 as of December 31, 2005, which is due on May 15, 2008 and is being amortized over a thirteen-year term at an interest rate of 5.4%.

Additionally, we held marketable equity securities with a fair value of $20,250 at December 31, 2005, consisting of stock of a public company in the small-cap market. Gross unrealized losses on marketable equity securities were $0 for the year ended December 31, 2005. Gross unrealized losses on marketable equity securities were $18,525 for the year ended December 31, 2004. Gross unrealized gains on marketable equity securities were $3,067 for the year ended December 31, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of ZEVEX are included beginning at page 46, immediately following Item 15:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended

December 31, 2005, 2004, and 2003

Notes to the Consolidated Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, including our CEO and CFO, has evaluated the effectiveness of our “disclosure controls and procedures” (the disclosure controls and other procedures that are designed to provide reasonable assurance that for recording, processing, summarizing, and reporting on a timely basis the information required to be disclosed in the periodic reports that we file with the U.S. Securities and Exchange Commission) as of the end of the fourth quarter.

The evaluation of our disclosure controls by the CEO and CFO included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of December 31, 2005, and subject to the inherent limitations as described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. In addition, they are not aware of any change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2005 are incorporated by reference into Part III of this report.

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

During 2005 and 2004, Ernst & Young LLP examined the accounts of ZEVEX and its subsidiaries and also provided other audit services to us in connection with Securities and Exchange Commission filings. A summary of these fees is set forth in the following table.

Fees Paid to Independent Auditors

Service provided	2005	2004
Audit fees	$144,654	$137,502
Audit-related fees	3,375	0
Tax fees	0	4,715
All other fees	0	0

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

In the Charter of the Audit Committee, as amended April 1, 2004, the Audit Committee has the sole authority to approve the audit and non-audit services of the auditors. For 2005 and 2004, the Audit Committee has approved all audit and non-audit services by the auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of this Report.

(1) - Financial Statements.

The following consolidated balance sheets of ZEVEX International, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004, are filed as part of this report:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss)

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

ZEVEX INTERNATIONAL, INC.

Dated: March 27, 2006	By: /s/ DAVID J. MCNALLY
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

Signature	Title	Date

/s/ JOHN T. LEMLEY	Chairman of the Board of Directors	March 27, 2006

John T. Lemley

/s/ DAVID J. MCNALLY	Chief Executive Officer,	March 27, 2006
David J. McNally	President (Principal Executive
Officer)

/s/ PHILLIP L. MCSTOTTS	Director, Chief Financial Officer,	March 27, 2006
Phillip L. McStotts	Secretary, and Treasurer (Principal
Financial and Accounting Officer)

/s/ BRADLY A. OLDROYD	Director	March 27, 2006

Bradly A. Oldroyd

/s/ DAVID B. KAYSEN	Director	March 27, 2006

David B. Kaysen

/s/ DAN M. ROBERTSON	Director	March 27, 2006

Dan M. Robertson

/s/ RICHARD L. SHANAMAN	Director	March 27, 2006

Richard L. Shanaman

INDEX TO EXHIBITS

(Item 15(c))

Number	Exhibits
3.1	Articles of Incorporation of ZEVEX International, Inc., a Delaware corporation (1).
3.2	Bylaws of ZEVEX International, Inc., a Delaware corporation (1).

10.1	Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc., dated September 29, 1997 (1).
10.5#	ZEVEX International, Inc., Amended 1993 Stock Option Plan (2).
10.6	Industrial Development Bond Offering Memorandum dated October 30, 1996 (3).
10.7	Industrial Development Bond Reimbursement Agreement, dated October 30, 1996 (3).
10.19#	ZEVEX International, Inc., 1999 Stock Option Plan and Form of Stock Option Grant (4).
10.20#	Form of Stock Option Grant to Messrs. McNally and McStotts (5).

10.25	Amendment to Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc., dated June 29, 2001 (6).
10.27#	Executive Severance Package Agreement for Mr. McNally (7).
10.28#	Executive Severance Package Agreement for Mr. McStotts (7).
10.31	Amended and Restated Flocare 800 Manufacturing Agreement between ZEVEX

International, Inc. and Royal Numico, dated May 31, 2005 (9).

10.32	Amended and Restated Supply Agreement between ZEVEX International, Inc. and Royal
Numico, dated May 31, 2005 (9).
10.33	Amended and Restated Disposal Set Components Supply Agreement between ZEVEX International, Inc. and Royal Numico, dated May 31, 2005 (9).
10.34	Amended and Restated License Agreement between ZEVEX International, Inc. and Royal Numico, dated May 31, 2005 (9).
10.35	Amended and Restated License Agreement between ZEVEX International, Inc. and Royal

Numico, dated May 31, 2005 (9).

10.36	Maintenance and Service Agreement between ZEVEX International, Inc. and Royal

Numico, dated July 20, 2004 (8).

21	List of Subsidiaries.
23.1	Ernst & Young LLP consent

31.01	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Incorporated by reference to Amendment No. 1 on Registration Statement on Form S-1 filed October 24, 1997 (File No. 333-37189).

(2)           Incorporated by reference to Registration Statement on Form S-1 filed October 3, 1997 (File No. 001-12965).

(3)           Incorporated by reference to ZEVEX’s amended Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 033-19583).

(4)           Incorporated by reference to ZEVEX’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-12965).

(5)           Incorporated by reference to ZEVEX’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-12965).

(6)           Incorporated by reference to ZEVEX’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-12965).

(7)           Incorporated by reference to ZEVEX’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-12965).

(8)           Incorporated by reference to ZEVEX’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-12965).

(9)           Incorporated by reference to ZEVEX’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-12965).

#	Identifies a “management contract or compensatory plan or arrangement”.

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Dated: March 27, 2006

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Dated: March 27, 2006

By	/s/ Phillip L. McStotts
Phillip L. McStotts, CFO
(Chief Financial Officer)

EXHIBIT 32.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER,

AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, David J. McNally, Chief Executive Officer of ZEVEX International, Inc. hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(i)           The accompanying annual report on Form 10-K for the fiscal year ended December 31, 2005, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)          The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated: March 27, 2006

By	/s/ David J. McNally
David J. McNally, CEO
(Chief Executive Officer)

EXHIBIT 32.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER,

AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Phillip L. McStotts, Chief Financial Officer of ZEVEX International, Inc. hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(i)           The accompanying annual report on Form 10-K for the fiscal year ended December 31, 2005, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)          The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated: March 27, 2006

By	/s/ Phillip L. McStotts
Phillip L. McStotts, CFO
(Chief Financial Officer)

CONSOLIDATED FINANCIAL STATEMENTS ZEVEX International, Inc. Years Ended December 31, 2005, 2004 and 2003 with Report of Independent Registered Public Accounting Firm

ZEVEX International, Inc.

Consolidated Financial Statements

For the years ended December 31, 2005, 2004 and 2003

Contents

Report of Independent Registered Public Accounting Firm	48

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ZEVEX International, Inc.

We have audited the accompanying consolidated balance sheets of ZEVEX International, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZEVEX International, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Salt Lake City, Utah	/s/ Ernst & Young LLP

February 24, 2006

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2005	2004

Current assets
Cash and cash equivalents	$ 1,284,218	$ 212,859
Designated cash for sinking fund payment on industrial
development bond	89,037	96,042
Accounts receivable, net of allowance for doubtful
accounts of $130,000 in 2005 and $192,000 in 2004	5,641,229	3,563,436
Other receivable	-	35,500
Inventories	4,586,418	4,584,755
Marketable securities	20,250	29,250
Prepaid expenses and other current assets	193,362	149,690
Total current assets	11,814,514	8,671,532

Property and equipment, net	4,639,136	4,345,942
Patents, trademarks and other intangibles, net	348,467	335,244
Goodwill, net	4,048,264	4,048,264
Total assets	$ 20,850,381	$ 17,400,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 2,462,071	$ 1,949,618
Other accrued liabilities	1,290,911	606,734
Deferred revenue	52,081	-
Current portion of industrial development bond	100,000	100,000
Income taxes payable	2,965	2,005
Current portion of other long-term debt	56,219	53,246
Total current liabilities	3,964,247	2,711,603

Industrial development bond	1,100,000	1,200,000
Other long-term debt	710,143	766,362

Stockholders' equity
Common stock; $.001 par value, 10,000,000
authorized shares, 3,566,593 issued and 3,527,360
outstanding at December 31, 2005 and 3,440,197
issued and 3,400,964 outstanding at December 31, 2004	3,567	3,440
Additional paid in capital	16,719,396	16,290,452
Unrealized loss on marketable securities	-	(18,525)
Treasury stock, 39,233 shares (at cost) at
December 31, 2005 and 2004	(89,422)	(89,422)
Accumulated deficit	(1,557,550)	(3,462,928)
Total stockholders' equity	15,075,991	12,723,017
Total liabilities and stockholders' equity	$ 20,850,381	$ 17,400,982

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004	2003
Revenue:
Product sales	$ 29,721,595	$ 22,968,163	$ 24,015,057
Engineering services	552,327	666,192	1,854,819
Total revenue	30,273,922	23,634,355	25,869,876

Cost of sales	18,924,370	15,177,377	17,546,081
Gross profit	11,349,552	8,456,978	8,323,795

Operating expenses:
General and administrative	4,637,307	3,853,514	3,769,644
Selling and marketing	3,454,689	3,288,999	4,547,178
Research and development	1,208,466	1,430,692	1,817,581
Asset and goodwill impairment	-	-	1,566,967
Total operating expenses	9,300,462	8,573,205	11,701,370

Operating income (loss)	2,049,090	(116,227)	(3,377,575)

Other income (expense):
Interest and other income	12,234	22,209	8,406
Interest expense	(151,837)	(142,042)	(284,640)
Loss on sale of business	-	-	(4,692,445)
(Loss) gain on sale of assets/securities	(514)	25,861	-
Income (loss) before income taxes	1,908,973	(210,199)	(8,346,254)

(Provision) benefit for income taxes	(3,595)	31,222	68,712

Net income (loss)	$ 1,905,378	$ (178,977)	$ (8,277,542)

Basic net income (loss) per share	$ 0.56	$ (0.05)	$ (2.43)

Weighted average shares outstanding	3,416,828	3,400,964	3,400,964

Diluted net income (loss) per share	$ 0.52	$ (0.05)	$ (2.43)

Diluted weighted average shares outstanding	3,675,207	3,400,964	3,400,964

ZEVEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
					Retained
					Earnings/	Unrealized (Loss) Gain
	Common Stock		Additional Paid-in	Treasury	(Accumulated	on Available-for-sale
	Shares	Amount	Capital	Stock	Deficit)	Securities	Total
Balances at January 1, 2003	3,440,197	$ 3,440	$ 16,290,452	$ (89,422)	$ 4,993,591	$ -	$ 21,198,061
Comprehensive loss:
Net loss	--	--	--	--	(8,277,542)	--	(8,277,542)
Other comprehensive income, net of tax:
Change in unrealized gain on available-for-sale securities	--	--	--	--	--	3,067	3,067
Total comprehensive loss							(8,274,475)
Balances at December 31, 2003	3,440,197	3,440	16,290,452	(89,422)	(3,283,951)	3,067	12,923,586
Comprehensive loss:
Net loss	--	--	--	--	(178,977)	--	(178,977)
Other comprehensive income, net of tax:
Change in unrealized loss on available-for-sale securities	--	--	--	--	--	(21,592)	(21,592)
Total comprehensive loss							(200,569)
Balances at December 31, 2004	3,440,197	3,440	16,290,452	(89,422)	(3,462,928)	(18,525)	12,723,017
Comprehensive income:
Net income	--	--	--	--	1,905,378	--	1,905,378
Other comprehensive income, net of tax:
Change in unrealized loss on available-for-sale securities	--	--	--	--	--	18,525	18,525
Total comprehensive income							1,923,903
Exercise of stock options for cash	118,000	118	387,455	--	--	--	387,573
Issuance of stock for services	8,396	9	41,489	--	--	--	41,498
Balances at December 31, 2005	3,566,593	$ 3,567	$ 16,719,396	$ (89,422)	$ (1,557,550)	$ -	$ 15,075,991

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$ 1,905,378	$ (178,977)	$ (8,277,542)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	710,612	857,731	1,582,120
Asset and goodwill (and other than temporary) impairment	27,525	-	1,566,967
Loss on sale of business	-	-	4,692,445
Loss on disposal of asset	514	-	-
Stock issued for services	41,498	-	-
Provision for bad debts	13,696	6,521	(24,963)
Deferred income taxes	-	-	90,313
Realized gain on marketable securities	-	(3,361)	-
Changes in operating assets and liabilities, net of
acquisitions:
Designated cash for sinking fund payment
on industrial development bond	7,005	(765)	(1,492)
Accounts receivable	(2,091,489)	260,384	461,668
Inventories	(1,663)	(470,188)	2,234,289
Prepaid expenses and other assets	(8,172)	29,006	100,628
Accounts payable	512,453	408,918	(74,570)
Accrued and other liabilities	684,177	81,663	(95,694)
Deferred revenue	52,081	(426,067)	214,770
Income taxes receivable/payable	960	444,553	(159,026)

Net cash provided by operating activities	1,854,575	1,009,418	2,309,913

Cash flows from investing activities
Purchase of property and equipment	(977,316)	(379,886)	(610,685)
Additions of patents and trademarks	(40,227)	(29,634)	(94,150)
Proceeds from other receivable from sale of business	-	988,703	-
Redemption of available-for-sale marketable securities	-	40,519	-

Net cash (used in) provided by investing activities	(1,017,543)	619,702	(704,835)

Cash flows from financing activities
Principal payments on capital lease and long-term debt	(53,246)	(173,380)	(908,989)
Payments on business and product line acquisition debt	-	-	(1,738,970)
Payment on industrial development bond	(100,000)	(100,000)	(100,000)
Net (payments on) proceeds from bank line of credit	-	(1,810,970)	1,810,970
Proceeds from exercise of stock options	387,573	-	-

Net cash provided by (used in) financing activities	234,327	(2,084,350)	(936,989)

Net increase (decrease) in cash and cash equivalents	1,071,359	(455,230)	668,089

Cash and cash equivalents at beginning of period	212,859	668,089	-

Cash and cash equivalents at end of period	$ 1,284,218	$ 212,859	$ 668,089

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

On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished by sale of all the issued and outstanding capital stock of JTech Medical Industries, Inc., (“JTech”), a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated December 31, 2003 by and between the Company and Mr. Leonard Smith, a former employee, officer and director of the Company (see Note 2).

Principles of Consolidation

The consolidated financial statements for 2005 include the accounts of ZEVEX International, Inc. (the Company) and its wholly owned operating subsidiary ZEVEX, Inc. In 2003 the consolidated statements of operations also included the accounts of the Company’s wholly owned operating subsidiary, JTech. As discussed above and in Note 2, JTech was sold effective December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and title has passed, and collectibility is reasonably assured. If such criteria are not met, revenue is deferred. As of December 31, 2005, 2004, and 2003, the Company had expensed as incurred shipping and handling costs, of $531,000, $490,000, and $437,000 respectively, which are included in selling and marketing.

We recognize revenue from products sold to distributors when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and title has passed, and collectibility is reasonably assured. If such criteria are not met, revenue is deferred. There are no post-shipment obligations other than warranty service related to the product, no rights to return the product unless it is defective, no price protection, and no volume pricing rebates or stock rotation rights.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Contracts to perform engineering design and product development services are generally performed on a time and materials basis. Revenue generally is recognized as milestones are achieved; costs are expensed as incurred.

Prior to the sale of the Physical Evaluation segment in 2003, the Company had limited software sales. The Company accounted for revenue from software transactions pursuant to SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4 and SOP No. 98-9. SOP No. 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. Under SOP No. 97-2, the determination of fair value is based on objective evidence, which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. As of December 31, 2003 the Company sold its Physical Evaluation business and no longer sells software and related services.

Cash and Cash Equivalents

The Company considers all certificates of deposit and highly liquid debt instruments with an insignificant interest rate risk and an original maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade accounts receivable and certain debt issuances (see Note 8). Cash and cash equivalents are held in federally insured financial institutions or invested in high-grade, short-term commercial paper issued by major United States corporations. Marketable securities consist principally of corporate stocks. The Company sells its products primarily to, and has trade receivables with, independent durable medical equipment manufacturers and dealers in the United States and abroad. During 2005, two customers accounted for approximately 14% and 13% of revenue, respectively, and 43% of the accounts receivable balance at December 31, 2005. During 2004, one customer accounted for approximately 11% of revenue and 3% of the accounts receivable balance at December 31, 2004. During 2003 no single customer accounted for over 10% of revenue. Approximately 22% of product sales are to foreign customers in 2005, 13% in 2004, and 17% in 2003.

As a general policy, collateral is not required for accounts receivable; however, the Company periodically monitors the need for and records an allowance for doubtful accounts based upon expected collections of accounts receivable, historical bad debt rates, and specific identification of uncollectible accounts. Additionally, customers’ financial condition and creditworthiness are regularly evaluated. Historically losses on collection have not been material.

Inventories

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. The Company reviews inventory for indicators that its inventory exceeds its market value or that inventory quantities exceed amounts ultimately expected to be used or sold and writes down inventory as deemed necessary. As of December 31, 2005 and 2004, the Company had recorded an excess and obsolete reserve of approximately $284,000 and $270,000 respectively.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Sales Returns and Warranty

The Company records a provision for estimated sales returns and allowances and warranty reserve on products it has sold. These estimates are based on historical sales returns and warranty expenses and other known factors.

Marketable Securities

As of December 31, 2005 and 2004, the Company’s marketable securities consisted of equity securities classified as available-for-sale. Such securities are carried at their fair value based upon their quoted market prices at December 31, 2005 and 2004.

Unrealized gains and losses on available-for-sale securities are reported, net of tax, in a separate component of stockholders’ equity.

Realized gains and losses and declines in value, judged to be other-than-temporary on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific-identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Instruments”, in 2005, the Company recorded an other-than-temporary impairment loss on its available-for-sale securities of $27,525, which is reflected as a component of net income for the year ended December 31, 2005. This writedown represents the amount of the unrealized loss as of the date of the writedown on the Company’s available-for-sale marketable securities that had previously been recorded in equity as part of other comprehensive income.

As of December 31, 2005, the Company did not have any unrealized holding gains or losses. As of December 31, 2004, the Company had unrealized holding losses of $18,525 (see Note 4).

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

Patents, Trademarks, and Other Intangibles

The costs of acquired and internally developed patents, trademarks, and other intangibles are amortized over the estimated seventeen year useful life of the intangible asset on a straight-line basis. At December 31, 2005 and 2004, accumulated amortization related to patents, trademarks, and other intangibles was $170,063 and $143,059, respectively. The Company periodically reviews the recoverability of its intangible assets and where impairment in value has occurred, such intangibles are written down to net realizable value. During December 2003, the Company completed the sale of its Physical Evaluation business. Upon completion of the sale, certain remaining JTech intangible assets and the related accumulated amortization were written-off. The resulting loss of approximately $92,500 is included in the 2003 consolidated statement of operations within the loss on sale of business.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Goodwill

As of December 31, 2005 and 2004, the Company’s gross goodwill balance was $4,568,577 with accumulated amortization of $520,313.

In accordance with SFAS No. 142 goodwill and indefinite-lived intangible assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach. The Company is annually required to complete Step 1 (determining and comparing the fair value of the Company’s reporting units to their carrying values, as of December 31, 2005, the Company had one reporting unit with goodwill) of the impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value and involves the calculation of the implied fair value of goodwill. The Company completed Step 1 of the impairment assessment for its reporting unit with goodwill at its annual impairment testing date in 2005. Based upon the Company’s valuation procedures, the Company determined that the fair value of the reporting unit exceeded its carrying value. As such, the Company was not required to complete Step 2 of the impairment test and no impairment loss was recognized.

Prior to the fourth quarter of 2003, the Company had three reporting units with goodwill. During the fourth quarter of 2003, the Company evaluated its business opportunities and modified its strategies to focus on its core market offerings of ambulatory enteral feeding and contract manufacturing services. In conjunction with this refocus of the Company’s business, on December 31, 2003, the Company completed the sale of JTech, its Physical Evaluation business (see Note 2). At the time of the sale, goodwill associated with JTech was stated at a net book value of $5,199,419 on the Company’s balance sheet. Upon completion of the sale, the goodwill and the related accumulated amortization were removed from the balance sheet and the resulting loss is included in the 2003 consolidated statement of operations within the “Loss on sale of business.”

The Company also re-valuated its reporting units and determined that the Therapeutics reporting unit, which had consisted of both the Company’s stationary and ambulatory enteral product lines, should be disaggregated such that the two product lines became separate reporting units for purposes of SFAS No. 142. The Company made this determination because of the different market and sales practices of the stationary enteral product line as well as the change in the Company’s focus as described above. Therefore, in the fourth quarter of 2003, due to declining sales and cash flows relating to this stationary enteral product line, the Company determined that indicators of impairment existed related to this reporting unit and again completed Step 1 of the impairment test. Upon completion of Step 1, the Company determined that the fair value of the stationary enteral reporting unit was less than the carrying value including goodwill. As such the Company completed Step 2 of the impairment assessment and a goodwill impairment loss of $841,352 was recorded in 2003 for this reporting unit. This loss is included in “Asset and goodwill impairment” in the 2003 consolidated statement of operations.

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

Impairment of Long-Lived Assets (continued)

enteral product line, the Company determined that impairment of the fixed asset value for its stationary enteral pumps existed. The Company recorded an impairment charge of $725,615, as reflected in the 2003 consolidated statement of operations within “Asset and goodwill impairment.”

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

Stock Options

The Company has elected to follow the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations (FIN No. 44) in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation. During 2005, the Company recognized $33,688 in stock-based compensation for stock issued for the performance of services. During 2004 and 2003, no stock-based compensation expense was recognized by the Company.

Had compensation expense for options under the Company’s two stock-based compensation plans been determined based on the fair value of the option at the grant dates for awards under those plans consistent with SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts for the years ended December 31, as indicated below:

	2005	2004	2003
Net income (loss) as reported	$ 1,905,378	$ (178,977)	$ (8,277,542)
Less: Stock compensation expense determined under fair value method, net of related tax effects	1,114,901	599,040	334,800
Pro forma net income (loss)	$ 790,477	$ (778,017)	$ (8,612,342)
Earnings (loss) per share:
Basic – as reported	$ 0.56	$ (0.05)	$ (2.43)
Basic – pro forma	$ 0.23	$ (0.23)	$ (2.53)
Diluted – as reported	$ 0.52	$ (0.05)	$ (2.43)
Diluted – pro forma	$ 0.22	$ (0.23)	$ (2.53)

The fair value of the Company’s options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004, and 2003, respectively, for options where the stock price equals the exercise price: risk-free interest rate of 4.2%, 3.3%, and 3.0%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .74, .73, and .77; and a weighted-average expected life of the option of 3.3, 3.5, and 3.5 years. The estimated weighted-average fair values of options granted in the years ended December 31, 2005, 2004, and 2003 were $2.49, $2.30, and $1.28, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics different from those of traded options, and because

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Stock Options (continued)

changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis over the options’ vesting period. Because the effect of SFAS No. 123 is prospective, the initial impact on pro forma net income (loss) may not be representative of compensation expense in future years.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $69,759, $40,450, and $158,168, respectively, for the years ended December 31, 2005, 2004, and 2003.

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

Statement 123(R) must be adopted no later than January 1, 2006 and we expect to adopt Statement 123(R) on that date. Statement 123(R) permits public companies to adopt its requirements using one of two methods, the “modified prospective” or the “modified retrospective.” Management has determined that it will use the “modified prospective” method. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) will depend on levels of share-based payments granted in the future. Had we adopted Statement 123(R) in prior periods, we believe the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Also, see note 10 for a discussion of the acceleration and vesting of certain of the stock options.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring that such costs be recognized as current-period costs regardless of whether they meet the criterion of "so abnormal," currently required by the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which for the Company is fiscal 2006. Because the provisions of this standard must be applied prospectively, there will be no effect on previously-issued financial statements. It is not possible to predict the effect SFAS No. 151 might have on future reported results because it will depend on the levels of "abnormal" inventory costs incurred in the future, if any. However, the Company has not historically had significant amounts of “abnormal” inventory costs, as defined by this Statement.

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

We have reviewed all other recently issued accounting standards which have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of the Company. Based on that review, the Company does not currently believe that any of these other recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) for the period by the weighted-average number of the Company’s common shares outstanding.

Diluted net income (loss) per common share includes the dilutive effect of options in the weighted-average number of the Company’s common shares outstanding, as calculated using the treasury stock method.

Net income (loss), as presented on the consolidated statements of operations, represents the numerator used in calculating basic and diluted net income (loss) per common share. The following table sets forth the computation of the shares used in determining basic and diluted net income (loss) per common share for the years ended December 31:

(in thousands)	2005	2004	2003
Denominator for basic net income (loss) per common share – weighted-average shares	3,417	3,401	3,401
Dilutive securities: options	258	–	–
Denominator for diluted net income (loss) per common share – adjusted weighted-average shares	3,675	3,401	3,401

Options to purchase approximately 114,500, 869,500, and 693,000 shares of common stock were outstanding at December 31, 2005, 2004, and 2003, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Year Ended December 31
	2005	2004	2003
Cash paid during the year for:
Interest	$ 150,457	$ 141,589	$ 323,802

Schedule of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale marketable securities	–	(18,525)	3,067

Acquisition of available-for-sale marketable securities for accounts receivable	–	–	(84,933)

2. Acquisitions and Dispositions

During 2003, in response to the changing marketplaces of the Company’s business segments, the Company evaluated its business opportunities and the need to refocus the Company on its core technologies. During this process, the Company examined and evaluated various options related to the divestiture of one or more business segments of the Company, partnering opportunities, and discontinuation of non-profitable product lines and business segments. In the fourth quarter of 2003, it was determined that the Company would divest itself of the Physical Evaluation business due to its continued decline in sales, escalating sales and marketing expenses, additional research and development costs of the new product line, and the negative contribution margin of the business segment. On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished through the sale of all the issued and outstanding capital stock of JTech, previously a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003, by and between the Company and Mr. Leonard C. Smith, a former employee, officer and director of the Company, for a negotiated purchase price of $1.2 million, which was recorded as an “other receivable” at December 31, 2003. Cash of $1,164,500 was received in 2004, and $35,500 was received in February 2005 when the Company satisfied certain obligations to JTech as set forth in the Stock Purchase Agreement. Such obligations included the requirement to deliver inventory, upon completion of production, and certain other equipment. The Company also had a manufacturing agreement for the manufacture of certain components and finished good products with JTech. Deferred revenue of $324,000 was recorded related to these obligations, all of which was realized in 2004. Additionally, pursuant to the Stock Purchase Agreement, the Company may receive additional payments from the purchaser based upon specifically identified JTech product sales in 2005. During 2005 the Company recorded $33,181 of income under this agreement in interest and other income.

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

3. Inventories

Inventories consist of the following at December 31:

	2005	2004

Materials	$3,139,027	$2,761,508
Work-in-progress	756,747	470,253
Finished goods, including completed subassemblies	690,644	1,352,994
	$4,586,418	$4,584,755

4. Marketable Securities

The following is a summary of marketable securities at December 31, 2005:

		Gross Unrealized	Estimated Fair
Available-for-Sale	Cost	Gains	Value
Equity securities	$ 20,250	$ --	$ 20,250

As discussed in Note 1 above, an other-than-temporary impairment loss of $27,525 on available-for-sale marketable securities was recognized during 2005.

The following is a summary of marketable securities at December 31, 2004:

		Gross Unrealized	Estimated Fair
Available-for-Sale	Cost	Gains	Value
Equity securities	$ 47,775	$ 18,525	$ 29,250

5. Property and Equipment

Property and equipment consist of the following at December 31:

	2005	2004

Machinery and equipment	$ 596,227	$ 1,155,635
Stationary enteral feeding pumps	3,858,699	4,233,699
Furniture and fixtures	1,191,617	1,829,402
Software	--	627,661
Tooling costs	1,514,827	1,859,194
Building	3,012,638	2,897,534
Land	1,084,415	1,084,415
	11,258,423	13,687,540
Less accumulated depreciation and amortization	(6,619,287)	(9,341,598)
	$ 4,639,136	$ 4,345,942

Stationary enteral feeding pumps represent acquired and self-constructed pumps that are placed with businesses and other users (at little or no cost to the users) under arrangements in which the pump users have an obligation to buy disposable products from the Company while they are using the pumps. To the extent that the users discontinue purchase of the disposables, the pumps are generally returned to the Company. As discussed in Note 1 an impairment charge of $725,615 was recorded in 2003 related to stationary enteral feeding pumps. This is included in the Therapeutics segment as described in Note 12.

5. Property and Equipment (continued)

Depreciation and amortization expense (including software amortization expense) for property and equipment for the years ended December 31, 2005, 2004, and 2003 amounted to $683,608, $833,064, and $1,546,110, respectively. Assets that are fully depreciated including machinery and equipment, furniture and fixtures, tooling, and software, some of which are still in use by the Company, have been excluded from the table above.

6. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2005	2004

Accrued payroll and related taxes and benefits	$888,656	$289,355
Accrued vacation	166,505	152,731
Warranty reserve	152,000	155,000
Other accrued expense	83,750	9,648
	$1,290,911	$606,734

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

Significant components of the Company’s deferred income taxes as of December 31 are as follows:

	2005	2004
Deferred tax assets:
Accruals and expenses not currently deductible	$ 303,437	$ 333,734
Fixed asset and other basis differences	120,230	183,659
Net operating loss carryforward	805,302	1,027,537
Federal and state tax credit carryforward	395,088	270,713
Charitable contribution carryforward	1,845,062	1,869,742
Capital loss carryforward	3,366,236	3,366,236
Total deferred tax assets	6,835,355	7,051,621

Valuation allowance	(6,835,355)	(7,051,621)
Net deferred taxes	$ -	$ -

The Company has recorded a full valuation allowance against its deferred tax assets because the Company did not consider it more likely than not that these assets would be realized based upon limitations on usage of certain of the carryforwards as well as its cumulative net losses in recent years. A portion of the valuation allowance related to the benefit for stock option exercise which increases the amount of the net operating loss carryforward. When this benefit is used in the future the related reduction in the valuation allowance of $396,110 will be recorded to additional-paid-in-capital rather than income tax expense.

7. Income Taxes (continued)

The (provision) benefit for income taxes consists of the following:

	2005	2004	2003
Current taxes:
Federal	$ -	$ 33,857	$ 133,710
State	(3,595)	(2,635)	25,315
R&D credit	-	-	-
Deferred taxes:
Federal	-	-	(82,323)
State	-	-	(7,990)
(Provision) benefit for income taxes	$ (3,595)	$ 31,222	$ 68,712

The actual tax benefit (expense) differs from the 34% federal statutory rate as follows:

	2005	2004	2003

Federal tax (expense) benefit at statutory rate	$ (649,051)	$ 71,468	$ 2,837,726
State income tax, (including state R & D credit), net	(15,188)	51,321	261,631
Research and development credit	74,682	89,998	103,108
Permanent basis differences	–	–	155,703

Change in valuation allowance	612,376	(162,571)	(3,248,108)
Other non-deductible expenses	(26,414)	(18,994)	(41,348)
Total (provision) benefit for income taxes	$ (3,595)	$ 31,222	$ 68,712

The Company has federal net operating loss carryforwards totaling approximately $345,000 that begin to expire in 2023. The Company has state net operating loss carryforwards totaling approximately $8,846,000 that begin to expire in 2016. The Company has a federal and state charitable contribution carryforward totaling approximately $4,947,000 that is only recognizable if the Company has taxable income. This carryforward expires in 2007. Finally, the Company has federal capital loss carryforwards of approximately $9,901,000 that begin to expire in 2006. Under the “change of ownership” provisions of the Internal Revenue Code, utilization of the Company’s net operating loss carryforward may be subject to an annual limitation.

8. Debt

Bank Line of Credit

The Company maintains a line of credit arrangement with a financial institution with availability of $3 million. The line matures on May 29, 2006. The Company expects that it will be able to renew its line of credit in May 2006. The line of credit is collateralized by accounts receivable and inventory and bears interest at the rate of LIBOR plus 2.40%, which was an effective rate of 6.79% at December 31, 2005 and at prime rate of 5.25% at December 31, 2004. The Company’s balance on this line of credit was $0 at December 31, 2005 and 2004. Under the line of credit agreement, the Company is restricted from declaring cash dividends and must maintain certain levels of working capital and meet certain other financial covenants. The Company was in compliance with such covenants as of December 31, 2005 and 2004.

8. Debt (continued)

Industrial Development Bond

On October 30, 1996, the Company completed a transaction defined as “Murray City, Utah, Adjustable Rate Industrial Development Revenue Bonds, Series 1997 (ZEVEX, Inc. Project)” in the amount of $2,000,000. The bonds are secured by an irrevocable Letter of Credit issued by a bank, which is subject to expiration no later than May 30, 2008. The bonds bear interest at an adjustable rate based on the weekly tax-exempt floater rate, as determined by the remarketing agent. The average rate for 2005 was 2.2%, the average rate for 2004 and 2003 was 1.3%. The bonds mature on October 1, 2016. Principal reductions occur in the amount of $100,000 per year. The outstanding balance was $1,200,000 at December 31, 2005, of which $100,000 is classified as current.

Other Long-term Debt

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement, as amended, is secured by the Company’s manufacturing facility. The note is due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The outstanding balance at December 31, 2005 was $766,362, of which $56,219 is classified as current.

The following is a summary of the Company’s debt and other long-term obligations:

	Principal Payment due by period
Debt	Total	Less than 1 –year	More than 1- year	More than 2- year	More than 3- year	More than 4- year	More than 5- year
Industrial Development Bond	$1,200,000	$100,000	$100,000	$100,000	$100,000	$100,000	$700,000
Other Long-term debt	766,362	56,219	59,358	650,785	-	-	-
Total	$1,966,362	$156,219	$159,358	$750,785	$100,000	$100,000	$700,000

9. Employee Benefit Plans

401(k) Profit Sharing Plan

The Company maintains a qualified 401(k) profit sharing plan covering substantially all employees. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make a contribution of up to four percent (4%) of the eligible employees’ salaries and an additional discretionary amount to be determined each year by the Board of Directors. Employees are fully vested in the employer contributions after six years. Contributions to the plan for the years ended December 31, 2005, 2004, and 2003 were $149,065, $128,202, and $146,590, respectively.

10. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of $.001 par value preferred stock. None of the preferred stock was issued or outstanding at December 31, 2005 or 2004.

Common Stock Reserved for Future Issuance

At December 31, 2005, the Company had reserved 998,123 shares of common stock for future issuance under the Company’s stock option plans.

10. Stockholders’ Equity (continued)

Stock Option Plans

In September 1997, the Board of Directors consolidated its previous three stock option plans into one plan and established the Amended 1993 Stock Option Plan (the “1993 Plan”), which was ratified by shareholders in October 1993. Under the 1993 Plan, 600,000 shares of common stock were authorized for issuance, subject to adjustment for such matters as stock splits and stock dividends.

The 1993 Plan provides for the grant of incentive stock options, stock appreciation rights, and stock awards to eligible participants and may be administered by the Board of Directors or by the Compensation Committee. All options granted under the 1993 Plan expire after five to seven years from the grant date and become exercisable no later than four years from the grant date.

During 1999, the Board of Directors established the 1999 Stock Option Plan (the “1999 Plan”), which was ratified by shareholders in June 1999. The 1999 Plan authorized 600,000 shares of common stock for issuance, subject to adjustment for such matters as stock splits and stock dividends. The 1999 Plan provides for the grant of incentive stock options, stock appreciation rights, and stock awards to eligible participants and may be administered by the Board of Directors or by the Compensation Committee. All options granted under the 1999 Plan expire after five to ten years from the grant date and become exercisable either immediately or up to six years from the grant date.

A summary of stock option activity for both plans, and related information for the years ended December 31, 2003, 2004, and 2005 follows:

	Shares	Outstanding Stock Options		Weighted-
	Available for Grant	Number of Shares	Price Per Share	Average Exercise Price

Balance at January 1, 2003	491,669	632,850	1.90-5.00	4.25
Options granted	(102,500)	102,500	1.90-2.86	1.99
Options exercised	–	–	–	–
Options canceled	42,400	(42,400)	4.00-5.00	4.85
Balance at December 31, 2003	431,569	692,950	1.90-5.00	3.86
Options granted	(444,000)	444,000	3.30-4.30	3.72
Options exercised	–	–	–	–
Options canceled	267,450	(267,450)	1.90-5.00	4.11
Balance at December 31, 2004	255,019	869,500	1.90-5.00	3.71
Options granted	(244,896)	244,896	3.60-12.83	8.19
Options exercised	–	(126,396)	1.90-4.75	3.31
Options canceled	20,000	(20,000)	2.97-4.05	3.95
Balance at December 31, 2005	30,123	968,000	$1.90-12.83	$4.89

Additionally, SFAS No. 123 requires that companies with wide ranges between the high and low exercise prices of its stock options segregate the exercise prices into ranges that are meaningful for assessing the timing and number of additional shares that may be issued and the cash that may be received as a result of the option exercises.

Stock Option Plans (continued)

Below are the segregated ranges of exercise prices as of December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.90-3.63	460,000	4.6 years	$ 3.29	449,250	$ 3.28
3.94-5.00	393,500	4.3 years	4.46	254,500	4.62
12.83	114,500	5.8 years	12.83	50,000	12.83
$1.90-12.83	968,000	4.6 years	$ 4.89	753,750	$ 4.37

On December 14, 2005, the Company accelerated vesting of all unvested options to purchase shares of common stock that are held by current employees and directors that were unvested and granted prior to June 1, 2004, which have an exercise price per share ranging from $1.90 to $5.00. Also, on December 14, 2005, the Company issued options to all independent directors to purchase shares of common stock that were immediately vested, which have an exercise price per share of $12.83. Options to purchase approximately 353,375 shares of common stock were subject to this acceleration and the immediate vesting. The exercise prices and number of shares subject to the accelerated options and the immediate vesting were unchanged. The acceleration and the immediate vesting was effective December 14, 2005. The acceleration and the immediate vesting of these options was undertaken to eliminate the future compensation expense of approximately $617,000 that the Company would have otherwise recognized under SFAS 123R in its future consolidated statements of operations. By the accelerating and the immediate vesting of these options, the $617,000 is included in the pro-forma disclosure of stock-based compensation (Note 1).

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

Bank line of credit, convertible debt, industrial development bond, other long-term debt and capital leases: The fair values of the Company’s bank line of credit and long-term debt and leases are estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company’s financial instruments are as follows at

December 31:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$ 1,284,218	$ 1,284,218	$ 212,859	$ 212,859
Accounts receivable	5,641,229	5,641,229	3,563,436	3,563,436
Marketable securities	20,250	20,250	29,250	29,250
Accounts payable	2,462,071	2,462,071	1,949,618	1,949,618
Industrial development bond	1,200,000	1,200,000	1,300,000	1,300,000
Other long-term debt	766,362	749,066	819,608	822,997

12. Business Segments

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

Segment information for the year ended December 31, 2005 (in thousands) is as follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 16,899	$ 13,375	$ --	$ 30,274
Cost of sales	10,911	8,013	--	18,924
Gross profit	5,988	5,362	--	11,350
Selling and marketing	2,829	626	--	3,455
Research and development	785	424	--	1,209
Contribution margin	2,374	4,312	--	6,686
General and administrative	--	--	4,637	4,637
Other (income)/expense	--	--	140	140
Provision for income taxes	--	--	4	4
Net income				$ 1,905

Total assets	$ 135	$ 4,048	$ 16,667	$ 20,850

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

Segment information for the year ended December 31, 2004 (in thousands) is as follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 12,489	$ 11,145	$ --	$ 23,634
Cost of sales	8,159	7,018	--	15,177
Gross profit	4,330	4,127	--	8,457
Selling and marketing	2,937	352	--	3,289
Research and development	989	442	--	1,431
Contribution margin	404	3,333	--	3,737
General and administrative	--	--	3,853	3,853
Other (income)/expense	--	--	94	94
Benefit for income taxes	--	--	(31)	(31)
Net loss				$ (179)

Total assets	$ 364	$ 4,048	$ 12,989	$ 17,401

12. Business Segments (continued)

Through December 31, 2003 when such business was sold (see Note 2), the Company also operated in a third segment, the Physical Evaluation segment. The Physical Evaluation segment includes the manufacture and sale of stand-alone and computerized products that measure isolated muscle strength, joint range of motion and sensation.

Segment information for the year ended December 31, 2003 (in thousands) is as follows:

	Therapeutics	Physical Evaluation	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 12,406	$ 3,016	$ 10,448	$ --	$ 25,870
Cost of sales	9,124	1,369	7,053	--	17,546
Gross profit	3,282	1,647	3,395	--	8,324
Selling and marketing	2,596	1,557	394	--	4,547
Research and development	760	763	295	--	1,818
Contribution margin	(74)	(673)	2,706	--	1,959
General and administrative	--	--	--	3,770	3,770
Asset and goodwill impairment	1,567	--	--	--	1,567
Loss on sale of business	--	4,692	--	--	4,692
Other (income)/expense	--	--	--	276	276
Benefit for income taxes	--	--	--	(68)	(68)
Net loss					$ (8,278)

Total assets	$ 752	$ --	$ 4,048	$ 14,932	$ 19,732

13. Related-Party Transactions

On December 31, 1998, the Company acquired JTech pursuant to a Stock Purchase Agreement among the Company and the four shareholders of JTech (the “JTech Stock Purchase”), including Leonard C. Smith. Mr. Smith was appointed to fill a vacancy on the Company’s Board of Directors, effective April 26, 1999 and served until December 2002. Mr. Smith also served as Sr. Vice President of ZEVEX International, Inc. and of ZEVEX, Inc., until December 31, 2003. On December 31, 2003, the Company completed the sale of its Physical Evaluation business to Mr. Smith (see Note 2).

During 2003, in response to the changing marketplaces of the Company’s business segments, the Company evaluated its business opportunities and the need to refocus the Company on its core technologies. During this process, the Company examined and evaluated various options related to the divestiture of one or more business segments of the Company, partnering opportunities, and discontinuation of non-profitable product lines and business segments. In the fourth quarter of 2003, it was determined that the Company would divest itself of the Physical Evaluation business due to its continued decline in sales, escalating sales and marketing expenses, additional research and development costs of the new product line, and the negative contribution margin of the business segment. On December 31, 2003, the Company completed the sale of its Physical Evaluation business. The transaction was accomplished through the sale of all the issued and outstanding capital stock of JTech, previously a wholly owned subsidiary of the Company. The transaction was effected by a Stock Purchase Agreement dated December 31, 2003, by and between the Company and Mr. Leonard C. Smith, a former employee, officer and director of the Company, for a negotiated purchase price of $1.2 million, which was recorded as an “other receivable” at December 31, 2003. Cash of $1,164,500 was received in 2004, and $35,500 was received in February 2005 when the Company satisfied certain obligations to JTech as set forth in the Stock Purchase Agreement. Such obligations included the requirement to deliver inventory, upon completion of production, and certain other equipment. The

13. Related-Party Transactions (continued)

Company also had a manufacturing agreement for the manufacture of certain components and finished good products with JTech. Deferred revenue of $324,000 was recorded related to these obligations, all of which was realized in 2004. Additionally, pursuant to the Stock Purchase Agreement, the Company may receive additional payments from the purchaser based upon specifically identified JTech product sales in 2005. During 2005 the Company earned $33,181 under this agreement.

                EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-121591) pertaining to the ZEVEX International, Inc. 1999 Stock Option Plan and the ZEVEX International, Inc. Amended 1993 Stock Option Plan of ZEVEX International, Inc., of our report dated February 24, 2006, with respect to the consolidated financial statements of ZEVEX International, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2005.

Salt Lake City, Utah

March 21, 2006	/s/ Ernst & Young LLP