Form 10-Q
period 2006-03-31
ZEVEX INTERNATIONAL INC
filed 2006-05-03
CIK 827056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Large Accelerated Filer [	]	Accelerated Filer [	]	Non-Accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 17, 2006, the Company had outstanding 3,616,912 shares of common stock, par value $0.001 per share.

ZEVEX INTERNATIONAL, INC.

FORM 10-Q

For the Three Months Ended March 31, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements:

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	4

Consolidated Statements of Operations for the three month periods ended
March 31, 2006 and 2005	5

Consolidated Statements of Cash Flows for the three month periods ended
March 31, 2006 and 2005	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 5. Other Information	19

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	21

PART I

FINANCIAL INFORMATION

____________________________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

____________________________________________________________________________________________

ZEVEX International, Inc. (“ZEVEX” or the “Company”) files herewith balance sheets of ZEVEX as of March 31, 2006, (unaudited) and December 31, 2005, and the related (unaudited) statements of operations for the respective three month periods ended March 31, 2006 and 2005 and the related (unaudited) statements of cash flows for the three month periods ended March 31, 2006 and 2005. In the opinion of ZEVEX’s management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of ZEVEX for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of ZEVEX and the notes thereto included in the Annual Report of ZEVEX on Form 10-K for the year ended December 31, 2005.

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)

Current assets
Cash and cash equivalents	$ 926,567	$ 1,284,218
Designated cash for sinking fund payment on industrial
development bond	123,126	89,037
Accounts receivable, net of allowance for doubtful
accounts of $130,000	7,806,475	5,641,229
Inventories	4,962,231	4,586,418
Marketable securities	19,350	20,250
Deferred income taxes	449,902	-
Prepaid expenses and other current assets	216,026	193,362
Total current assets	14,503,677	11,814,514

Property and equipment, net	4,890,240	4,639,136
Patents, trademarks and other intangibles, net	341,367	348,467
Goodwill, net	4,048,264	4,048,264
Total assets	$ 23,783,548	$ 20,850,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 3,583,287	$ 2,462,071
Other accrued liabilities	1,297,287	1,290,911
Deferred revenue	20,830	52,081
Current portion of industrial development bond	100,000	100,000
Income taxes payable	6,560	2,965
Current portion of other long-term debt	56,988	56,219
Total current liabilities	5,064,952	3,964,247

Industrial development bond	1,100,000	1,100,000
Other long-term debt	695,605	710,143

Stockholders' equity
Common stock; $.001 par value, 10,000,000
authorized shares, 3,656,145 issued and 3,616,912
outstanding at March 31, 2006 and 3,566,593
issued and 3,527,360 outstanding at December 31, 2005	3,656	3,567
Additional paid in capital	17,089,820	16,719,396
Unrealized loss on marketable securities	(900)	-
Treasury stock, 39,233 shares (at cost) at
March 31, 2006 and December 31, 2005	(89,422)	(89,422)
Accumulated deficit	(80,163)	(1,557,550)
Total stockholders' equity	16,922,991	15,075,991
Total liabilities and stockholders' equity	$ 23,783,548	$ 20,850,381

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31
	2006	2005
	(unaudited)	(unaudited)
Revenue:
Product sales	$ 10,330,555	$ 5,881,454
Engineering services	262,602	102,710
Total revenue	10,593,157	5,984,164

Cost of sales	6,844,472	3,797,659
Gross profit	3,748,685	2,186,505

Operating expenses:
General and administrative	1,365,267	974,679
Selling and marketing	1,026,616	815,700
Research and development	309,111	321,656
Total operating expenses	2,700,994	2,112,035

Operating income	1,047,691	74,470

Other income (expense):
Interest and other income	12,450	3,129
Interest expense	(29,061)	(29,811)
Income before income taxes	1,031,080	47,788

Benefit (provision) for income taxes	446,307	(2,635)

Net income	$ 1,477,387	$ 45,153

Basic net income per share	$ 0.42	$ 0.01

Weighted average shares outstanding	3,555,870	3,400,964

Diluted net income per share	$ 0.36	$ 0.01

Diluted weighted average shares outstanding	4,073,315	3,512,433

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 1,477,387	$ 45,153
Adjustments to reconcile net income to net cash
used in operating activities
Depreciation and amortization	153,795	173,901
Non-cash stock-based compensation expense	95,003	-
Stock issued for services	9,255	-
Provision for bad debts	(197)	4,409
Deferred income taxes	(449,902)	-
Changes in operating assets and liabilities
Designated cash for sinking fund payment
on industrial development bond	(34,089)	(25,442)
Accounts receivable	(2,165,049)	(353,846)
Inventories	(375,813)	63,425
Prepaid expenses and other assets	(22,664)	(3,091)
Accounts payable	1,121,216	(522,631)
Accrued and other liabilities	6,376	33,708
Deferred revenue	(31,251)	-
Income taxes receivable/payable	3,595	2,635

Net cash used in operating activities	(212,338)	(581,779)

Cash flows from investing activities
Purchase of property and equipment	(397,799)	(103,092)
Additions of patents and trademarks	-	(3,370)

Net cash used in investing activities	(397,799)	(106,462)

Cash flows from financing activities
Principal payments on long-term debt	(13,769)	(13,042)
Net (payments on) proceeds from bank line of credit	-	760,592
Proceeds from exercise of stock options	266,255	-

Net cash provided by financing activities	252,486	747,550

Net increase (decrease) in cash and cash equivalents	(357,651)	59,309

Cash and cash equivalents at beginning of period	1,284,218	212,859

Cash and cash equivalents at end of period	$ 926,567	$ 272,168

ZEVEX INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

For additional information regarding the Company, refer to its 2005 Annual Report on SEC Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of ZEVEX International, Inc. (the Company) and its wholly-owned operating subsidiary ZEVEX, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information along with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s 2005 Annual Report on SEC Form 10-K.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the financial statements. The results of operations for interim periods may not be indicative of the results of operations to be expected for a full year.

Stock-Based Compensation

During the quarter ended March 31, 2006, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R effective as of January 1, 2006, the beginning of the Company’s fiscal year.  The Company has adopted SFAS 123R using the modified prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which services have not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  Results for prior periods have not been restated.

Through December 31, 2005, the Company elected to follow Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options, rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, and as a result the Company did not recognize any compensation expense.  The table below illustrates the effect on net income and income per share had compensation cost for the Company’s employee stock options been determined consistent with the fair value methodology prescribed under SFAS 123 for the three months ended March 31, 2005. Net income for the three months ended March 31, 2006 includes $83,000 in stock-based compensation expense associated with granted stock options as a result of adopting SFAS 123R.

1. Description of Business and Summary of Significant Accounting Policies

Stock-Based Compensation (continued)

	March 31, 2006	March 31, 2005
Net income as reported	$ 1,477,387	$ 45,153
Less: Stock compensation expense determined under fair value method, net of related tax effects	-	120,210
Pro forma net (loss) income	$ 1,477,387	$ (75,057)
Earnings (loss) per share:
Basic – as reported	$ 0.42	$ 0.01
Basic – pro forma	$ 0.42	$ (0.02)
Diluted – as reported	$ 0.36	$ 0.01
Diluted – pro forma	$ 0.36	$ (0.02)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring that such costs be recognized as current-period costs regardless of whether they meet the criterion of “so abnormal”, currently required by the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”,. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As such, the Company adopted this statement as of January 1, 2006. There was no impact on the financial statements as a result of such adoption in the three months ended March 31, 2006. Because the provisions of this standard must be applied prospectively, there will be no effect on previously-issued financial statements. It is not possible to predict the effect SFAS No. 151 might have on future reported results because it will depend on the levels of “abnormal” inventory costs incurred in the future, if any. However, the Company has not historically had significant amounts of “abnormal” inventory costs, as defined by this Statement.

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The Company adopted this statement as of January 1, 2006. There was no impact on the financial statements as a result of such adoption in the three months ended March 31, 2006.

2. Debt

The Company maintains a line of credit arrangement with a financial institution with availability of $3 million. The line matures on May 29, 2006. The Company expects that it will be able to renew its line of credit in May 2006. The line of credit is collateralized by accounts receivable and inventory and bears interest at the rate of LIBOR plus 1.80%, which was an effective rate of 6.63% at March 31, 2006 and LIBOR plus 2.40%, which was an effective rate of 6.79% at December 31, 2005. The Company’s balance on this line of credit was $0 at March 31, 2006 and December 31, 2005. Under the line of credit agreement, the Company is restricted from declaring cash dividends and must maintain certain levels of working capital and meet certain other financial covenants. The Company was in compliance with such covenants as of March 31, 2006 and December 31, 2005.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement, as amended, is secured by the Company’s manufacturing facility. The note is due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The outstanding balance at March 31, 2006 was $752,593, of which $56,988 is classified as current.

3. Stock Based Compensation

The Company adopted SFAS No. 123R as of January 1, 2006, the beginning of the Company’s fiscal year. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the fair value of employee stock options and other equity-based awards.  For the three month period ended March 31 2006, the Company recorded a total non-cash charge of $83,000 related to stock-based compensation.

The Company recognizes compensation expense equal to the grant-date fair value of stock-based awards for all awards expected to vest, over the period during which the related service is rendered by grantees. The fair value of stock-based awards is determined primarily using the Black-Scholes pricing model, which is the same valuation model used previously in valuing stock options for the pro forma footnote disclosures under the requirements of SFAS No. 123 (see Note 1).  The Company uses the “straight line” vesting method to value awards for all options granted after September 30, 2005 and allocates those values over the requisite service periods. Prior to September 30, 2005 the Company used the “graded” vesting method to value awards for all options granted prior to September 30, 2005 and allocated those values over the requisite service periods in determining pro forma expense under SFAS No. 123.

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

A summary of stock option activity for both plans, and related information for the quarter ended March 31, 2006, follows:

	Shares	Outstanding Stock Options		Weighted-	Aggregate
	Available for Grant	Number of Shares	Price Per Share	Average Exercise Price	Intrinsic Value

Balance at January 1, 2006	30,123	968,000	$1.90-12.83	4.89	$7,060,138
Options granted	4,000	4,000	13.76	13.76	2,840
Options exercised	–	87,670	1.90-4.75	2.94	1,024,765
Options forfeited	10,750	10,750	3.35-3.57	3.37	123,358
Options expired	–	–	–	–
Balance at March 31, 2006	36,873	873,580	$1.90-13.76	$5.14	8,151,848

Vested at March 31, 2006		666,080	$1.90-12.83	$4.54	6,612,818

3. Stock Based Compensation (continued)

Below is option information based on segregated ranges of exercise prices as of March 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 1.90-3.63	391,580	4.4 years	$ 3.41	391,580	$ 3.41
3.94-5.00	363,500	4.0 years	4.49	224,500	4.68
12.83-13.76	118,500	5.6 years	12.86	50,000	12.83
$ 1.90-13.76	873,580	4.4 years	$ 5.14	666,080	$ 4.54

Total stock-based compensation expense was approximately $83,000 for the three months ending March 31, 2006. As of March 31, 2006, there was approximately $671,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over the applicable vesting terms of three to five years.

Black-Scholes pricing models require using certain assumptions, including expected volatility, dividend yields, risk-free interest rates, expected lives, and forfeiture rates.  Expected stock price volatility, for options issued during the quarter was 77.35%, and was estimated using historical volatilities of the Company’s stock at each grant date.  Expected dividend yields were 0.0%.  US Treasury bill yields with terms corresponding to expected terms of the awards being valued were used to estimate risk-free interest rates, the weighted average of which was 4.8%.  The weighted-average grant-date fair value of equity options granted during the period was $7.84 per option share. In estimating expected lives, contractual and vesting terms of awards, along with historical experience, were considered; however, due to insufficient historical data from which to reliably estimate expected lives, the Company used estimates based on the “shortcut approach” set forth in SFAS 123R, where the expected life of 3.5 years was estimated to be the mid-point between the vesting date and the end of the contractual term.  Estimated forfeiture rates were based primarily on historical data.

The adoption of SFAS No. 123R had the following effect on reported amounts for the three months ended March 31, 2005:

	Under APB 25	SFAS No. 123R Adjustments	As Reported
Three months ended March 31, 2006
Operating income	$ 1,130,619	$ (82,928)	$ 1,047,691
Net income	$ 1,560,315	$ (82,928)	$ 1,477,387
Income per share
Basic	$ 0.44	$ (0.02)	$ 0.42
Diluted	$ 0.38	$ (0.02)	$ 0.36

4. Comprehensive Income

For the three month period ended March 31, 2006, the Company had comprehensive income of $1,476,487. For the three month period ended March 31, 2005, the Company had comprehensive income of $51,543.

5. Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Materials	$ 3,147,706	$ 3,139,027
Work in progress	766,530	756,747
Finished goods, including completed subassemblies	1,047,995	690,644
	$ 4,962,231	$ 4,586,418

6. Net Income Per Common Share

Basic net income per common share is calculated by dividing net income for the period by the weighted-average number of the Company’s common shares outstanding.

Diluted net income per common share includes the dilutive effect of options in the weighted-average number of the Company’s common shares outstanding as calculated using the treasury stock method. For the three months ended March 31, 2006 and March 31, 2005, zero option shares and 311,000 option shares, respectively, were not included because they were antidilutive.

7. Business Segments

The Company operates in two business segments: Therapeutics and Applied Technology. The Therapeutics segment includes the manufacture and sale of feeding pumps and disposable sets used by patients who require direct gastrointestinal nutrition therapy (also called enteral feeding). In the Applied Technology segment, the Company provides design and manufacturing services to medical device companies who, in turn, sell the Company’s components and systems under private labels or incorporate them into their products. The Company evaluates the performance of these segments through gross profit, less selling and marketing expenses, and research and development expenses (or contribution margin). The Company does not allocate general and administrative expenses by segment. General and administrative expenses are included in Corporate and Unallocated amounts indicated below.

Segment information for the three months ended March 31, 2006 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 6,885	$ 3,708	$ --	$ 10,593
Cost of sales	4,690	2,154	--	6,844
Gross profit	2,195	1,554	--	3,749
Selling and marketing	740	287	--	1,027
Research and development	240	69	--	309
Contribution margin	1,215	1,198	--	2,413
General and administrative	--	--	1,365	1,365
Other (income)/expenses	--	--	17	17
Benefit for income taxes	--	--	(446)	(446)
Net income				$ 1,477

Total assets	$ 112	$ 4,048	$ 19,624	$ 23,784

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. All assets other than those specifically identified fixed assets and goodwill are included in Corporate and Unallocated. The only specifically identified fixed assets include enteral feeding pumps and certain tooling, which are included in the Therapeutics segment. All other fixed assets are used jointly by these segments. Goodwill represents approximately $4,048,000 in the Applied Technology segment. The above segments include stock-based compensation of approximately $83,000 allocated to Therapeutics in the amount of $17,000, Applied Technology in the amount of $17,000, and Corporate and Unallocated in the amount of $49,000. No compensation costs were capitalized.

7. Business Segments (continued)

Segment information for the three months ended March 31, 2005 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 2,873	$ 3,111	$ --	$ 5,984
Cost of sales	1,953	1,845	--	3,798
Gross profit	920	1,266	--	2,186
Selling and marketing	688	127	--	815
Research and development	129	193	--	322
Contribution margin	103	946	--	1,049
General and administrative	--	--	974	974
Other (income)/expenses	--	--	27	27
Provision for income taxes	--	--	3	3
Net loss				$ 45

Total assets	$ 306	$ 4,048	$ 13,360	$ 17,714

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. Goodwill represents approximately $4,048,000 in the Applied Technology segment.

8. Subsequent Events

On February 23, 2006, ZEVEX International, Inc., (the “Company”) filed a complaint in the United States District Court, alleging the infringement of certain patents by a medical device manufacturer. The complaint alleged that the manufacturer made, sold and offered for sale infusion pumps that utilized ZEVEX patented technology. On April 7, 2006, the parties entered into Settlement Agreement under which the Company will grant a non-exclusive royalty-free license to the manufacturer to use certain Patents in the intravenous infusion pump market and dismiss the lawsuit within seven days of settlement The Settlement Agreement also provides that the manufacturer will pay to the Company the sum of One Million Dollars ($1,000,000), provide a covenant not to sue under certain claims of Patents held by the manufacturer, and provide appropriate patent markings on manufactured product.

____________________________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

____________________________________________________________________________________________

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, such forward-looking statements may be identified by the use of words such as “estimate,” “believe,” “project,” “anticipate” and similar expressions, and together with other discussion of future trends or results, are intended to identify forward-looking statements. Such statements, which include our statements about the level of anticipated expenses during 2006 and our liquidity position, are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and we disclaim any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause us not to achieve the benefits contemplated herein, or otherwise cause our results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to our growth and operating strategies; (iii) loss or retirement of key members of management; (iv) increase in interest rates of our cost of borrowing, or a default under any material debt agreement; (v) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (vi) loss of customers; (vii) inability to achieve future sales; (viii) the unavailability of sufficient funds for operations or capital expenditures; and (ix) inability to introduce new products as planned. Many of such factors are beyond our control. Please refer to our SEC Form 10-K for the fiscal year ended December 31, 2005 for additional cautionary statements.

Overview

We develop and manufacture high-quality, high-value medical products. We effectively integrate, implement, and support solutions throughout product life cycles based upon our core competencies in sensing, fluid management, and surgical ultrasound technologies. We provide value in a continuum of product solutions, as a diversified medical device company committed to creating products that transform life with patented and proprietary medical device technologies – from sensors and surgical tools to medical electronic systems.

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

In the first quarter of 2006, our Applied Technology division experienced sales growth of our core sensors and surgical ultrasound products compared to the same period of 2005. Our largest customers for these products continued to post market share gains, from which we benefited. As a result, the Applied Technology division produced revenue of $3.7 million in 2006, achieving growth of 19% over the first quarter of 2005.

During the same period, our Therapeutics division produced revenue of $6.9 million, achieving growth of 140% over the first quarter of 2005. Based on the growing market acceptance of our EnteraLite® Infinity® product line and the continued sales strength of our original EnteraLite® product line, our domestic Therapeutics sales force produced revenue of $3 million, achieving growth of 22% over the first quarter of 2005. However, the most significant growth in our Therapeutics division in the first quarter of 2006 came from international sales of our Therapeutics product line through Nutricia Clinical. We generated approximately $3.9 million in international sales revenue, highlighted by significantly greater sales than expected to Nutricia Clinical during its expanding launch of the Flocare® Infinity® in Europe.

In the first quarter of 2006, these divisions had consolidated revenue of $10,593,157 and net income of $1,477,387, compared to consolidated revenue of $5,984,164 and net income of $45,153 for the first quarter of 2005. Revenue from our Therapeutics division and from our Applied Technology division constituted 65% and 35%, respectively, of our first quarter 2006 consolidated revenue, compared to 48% and 52%, respectively, for the same period in 2005.

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

Results of Operations

Our revenue increased by approximately 77% during the first quarter of 2006, to $10,593,157, compared to $5,984,164 for the first quarter of 2005. Therapeutics products generated 65% and sales of Applied Technology contract manufactured products generated 35% of total revenue during the first quarter 2006. During the first quarter of 2006, one customer accounted for approximately 33% of our revenue. During the same period of 2005, no single customer accounted for more than 10% of our revenue.

Our Therapeutics division revenue increased 140% to $6,885,446 during the first quarter of 2006, compared to $2,872,856 in the first quarter of 2005. The increase in revenue from last year is due to an increase of 841% in our international Therapeutics revenue largely due to the growth of our business with Nutricia Clinical. Nutricia Clinical is our exclusive European distributor for the Flocare® Infinity®, a private-label version of our EnteraLite® Infinity®. Our domestic EnteraLite® Infinity® and EnteraLite( portable feeding pump and disposable set revenue increased 22% over the first quarter of 2005. These increases were partially offset by a decrease of 23% in sales of our stationary enteral feeding delivery products within our Therapeutics division.

Our Applied Technology division revenue increased 19% to $3,707,711 during the first quarter of 2006, compared to $3,111,307 in same period of 2005. Specifically, during 2006, sensor and surgical handpiece revenue increased approximately 33%, over the first quarter of 2005, primarily because our largest customers for these products continued to post market share gains, and substantially increased purchases of our products from which we benefited. Applied Technology engineering revenue increased 164% during 2006 compared to 2005. These increases more than offset a decrease in medical system revenue of approximately 34% from the first quarter of 2005.

Our gross profit as a percentage of revenue was approximately 35.4% for the first quarter of 2006 compared to 36.5% for the first quarter of 2005. We primarily attribute the decrease in gross profit during the first quarter of 2006 as compared to the same period in the prior year to the different product mix delivered during each period and the addition in 2006 of approximately $800,000 in lower margin service revenue. The service relates to the maintenance of Nutrica Clinical’s enteral feeding pumps and is performed on our behalf by our third party service provider in Europe. Please refer to Note 7 of the Unaudited Consolidated Financial Statements for discussion of our business segments including gross profit and our definition of contribution margin.

Depreciation and amortization expenses decreased to $153,795 in the first quarter 2006 from $173,901 in the first quarter of 2005. The decrease is primarily due to the various ages of our depreciable assets.

Selling, general and administrative expenses during the first quarter of 2006 were $2,391,883, compared to $1,790,379 for the first quarter of 2005. The increase is primarily related to increased investments in sales and marketing, and increased general and administrative expenses, including recruiting expenses, personnel and insurance costs, legal fees, non-cash stock-based compensation expense, and incentive bonus accruals. Due to our sales growth in the first quarter of 2006, our selling, general and administrative expenses actually decreased as a percentage of sales, from 30% in first quarter of 2005 to 23% in first quarter of 2006.

We combine the resources of our full-time engineers with several independent contractors to perform research and development projects. We invested $309,111 in the research and development of new products and technologies during the first quarter of 2006, a decrease from the $321,656 invested in the same period of 2005. The decrease does not reflect reduced efforts to develop and introduce new proprietary products for our Therapeutics division or proprietary component technologies for our Applied Technology business. We expect research and development costs to be approximately 5% of revenue during 2006.

Operating income increased to $1,047,691, or 10% of revenue, in the first quarter of 2006 compared to operating income of $74,470, or 1%, of revenue in the first quarter of 2005. We had net income of $1,477,387 or 14% of revenue, in the first quarter of 2006 compared to net income of $45,153, or 1% of revenue, in the first quarter of 2005. The increases in operating and net income during 2006, as compared to 2005, are primarily related to the increase in revenue in 2006 and the resulting increase in our gross profit, which was partially offset by increased selling, general and administrative expenses. In addition to the above stated increase in operating income, net income also included a benefit for income taxes as discussed below.

We had an income tax benefit of $446,307 in the first quarter of 2006 compared to an income tax expense of $2,635 in the first quarter of 2005. The income tax benefit in 2006 is due to the reversal of part of our deferred tax asset valuation allowance as a result of our continued operations and the expected results of future operations. Income tax expense in 2005 represents minimum tax payments due to the various states in which we are required to file. We expect we will continue to realize a portion of the deferred tax asset related to state net operating loss carryforward in the remaining periods of 2006, which would result in a partial reversal of the related valuation allowance.

We have state net operating loss carryforwards totaling approximately $7,708,000 that begin to expire in 2016. The Company has a federal and state charitable contribution carryforward totaling approximately $4,934,000 that is only recognizable if the Company has taxable income and is limited to a percentage of taxable income. This carryforward expires in 2007. Finally, the Company has federal capital loss carryforwards of approximately $9,901,000 that begin to expire in 2006. Under the “change of ownership” provisions of the Internal Revenue Code, utilization of the Company’s net operating loss carryforward may be subject to an annual limitation.

We have recorded a full valuation allowance against our state net operating loss carryforwards, federal and state charitable contribution carryforward and federal and state research and development credit carryforward deferred tax assets because we did not consider it more likely than not that these assets would be realized based upon limitations on usage of certain of the carryforwards. A portion of the valuation allowance relates to the benefit for stock option exercise increases the amount of the net operating loss carryforward. When this benefit is used in the future the related reduction in the valuation allowance of $778,348 will be recorded to additional-paid-in-capital rather than as a reduction of income tax expense.

As of March 31, 2006, our backlog of customer orders was $7,718,000 compared to $5,410,000 on March 31, 2005. We estimate that approximately 90% of this backlog will be shipped before December 31, 2006. Our backlog is for contract manufacturing within the Applied Technology division only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by our customers.

Liquidity and Capital Resources

Our primary sources of liquidity have consisted of cash flows from operations, borrowings under our revolving line of credit and other financial arrangements described below. In prior years, we also have increased working capital through the issuance of stock and we may do so in the future.

Cash flows used in operating activities for the first three months of 2006 were $212,338, compared to cash flows used in operating activities for the first three months of 2005 of $581,779. The improvement in cash flows used during the first three months of 2006 was primarily associated with the increase in net income, an increase in accounts payable and non-cash stock-based compensation expense, which in turn was partially offset by an increase in accounts receivable balances due to the substantial increase in revenue during the quarter, an increase in inventories and deferred income taxes.

Our working capital at March 31, 2006 was $9,438,725 compared to $6,065,141 at March 31, 2005. The increase in working capital is primarily related to the increase in revenue and the corresponding increase in accounts receivable and deferred income tax assets related to the valuation allowance reversal discussed above. The portion of working capital represented by cash was $926,567 at March 31, 2006 and $272,168 at March 31, 2005.

We maintain a line of credit arrangement with a financial institution with availability of $3 million. The line matures on May 29, 2006. We expect that it will be able to renew the line of credit in May 2006. The line of credit is collateralized by accounts receivable and inventory and bears interest at the rate of LIBOR plus 1.80%, which was an effective rate of 6.63% at March 31, 2006. The rate at December 31, 2005 was LIBOR plus 2.40%, which was an effective rate of 6.79%. The balance on our line of credit was $0 at March 31, 2006 and December 31, 2005. Under the line of credit agreement, we are restricted from declaring cash dividends and must maintain certain levels of working capital and meet certain other financial covenants. We were in compliance with such covenants as of March 31, 2006 and December 31, 2005.

On April 18, 2001, we entered into a Term Loan Agreement with a bank for the amount of $1,000,000. This agreement is secured by our manufacturing facility. The proceeds from the Term Loan Agreement were used to reduce the balance on our line of credit. The agreement was originally due on May 15, 2003. The Term Loan Agreement was later renegotiated and is now due May 15, 2008. The amount due under the Term Loan Agreement is being amortized over a thirteen-year term at an interest rate of 5.4%. The outstanding balance at March 31, 2006 was $752,593, of which $56,988 is classified as current.

In 1997, we completed construction of our 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was $2,591,177. In 1996, we negotiated a $2.0 million Industrial Development Bond (“IDB”) to finance this construction. As of March 31, 2006, the remaining principal balance on the IDB was $1,200,000. During the first three months of 2006, the monthly interest ranged from 2.99% to 3.72% (APR).

Purchases of leasehold improvements to our facilities, tooling and new engineering, production and testing equipment totaled $397,799 for the first three months of 2006 compared to $103,092 for the first three months of 2005. We expect to spend approximately $800,000 during the remainder of 2006 for additional manufacturing equipment and software, for normal replacement of aging equipment, and for manufacturing tooling related to our proprietary products.

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

Critical Accounting Policies and Estimates

In response to the SEC’s Release numbers 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, and 33-8056, “Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations”, we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Our significant accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Allowance for Doubtful Accounts

As a general policy, collateral is not required for accounts receivable; however, we periodically monitor the need for an allowance for doubtful accounts based upon our expected collections of accounts receivable, historical bad debt rates, and specific identification of uncollectible accounts. Based on these factors, we record an allowance to provide for accounts that we believe may not be ultimately collectable. Additionally, customers’ financial condition and credit worthiness are regularly evaluated. Historically, losses on our collections have not been material.

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

We recognize revenue from products sold to distributors when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and title has passed, and collectibility is reasonably assured. If such criteria are not met, revenue is deferred. There are no post-shipment obligations other than warranty service related to the product, no rights to return the product unless they are defective, no price protection, and no volume pricing rebates or stock rotation rights.

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

In accordance with SFAS No. 142 goodwill and indefinite-lived intangible assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach. We are annually required to complete Step 1 (determining and comparing the fair value of our reporting units to their carrying values, as of March 31, 2006, we had one reporting unit with goodwill) of the impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value, involves the calculation of the implied fair value of goodwill. We completed Step 1 of the impairment assessment for the reporting unit with goodwill at its annual impairment testing date in 2005. Based upon our valuation procedures, we determined that the fair value of the reporting unit exceeded its carrying value. As such, we were not required to complete Step 2 of the impairment test and no impairment loss was recognized. No indicators of impairment were identified since the 2005 annual impairment testing date.

Net intangible assets and goodwill amounted to approximately $4.4 million as of March 31, 2006. Net fixed assets amounted to approximately $4.9 million as of March 31, 2006.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on the difference between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore our deferred tax asset may not be ultimately realized. As of March 31, 2006, we have recorded a full valuation allowance against our state net operating loss carryforwards, federal and state charitable contribution carryforward and federal and state research and development credit carryforward deferred tax assets because we did not consider it more likely than not that these assets would be realized based upon limitations on usage of certain of the carryforwards. A portion of the valuation allowance related to the benefit for stock option exercise increases the amount of the net operating loss carryforward. When this benefit is used in the future the related reduction in the valuation allowance of $778,348 will be recorded to additional-paid-in-capital rather than income tax expense.

____________________________________________________________________________________________

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

____________________________________________________________________________________________

For quantitative and qualitative disclosures about market risk affecting ZEVEX, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2005.

____________________________________________________________________________________________

ITEM 4. CONTROLS AND PROCEDURES

____________________________________________________________________________________________

Our management, including our CEO and CFO, has evaluated the effectiveness of our “disclosure controls and procedures” (the disclosure controls and other procedures that are designed to provide reasonable assurance that for recording, processing, summarizing, and reporting on a timely basis the information required to be disclosed in the periodic reports that we file with the U.S. Securities and Exchange Commission), as of the end of the first quarter.

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

Based on their review and evaluation as of March 31, 2006, and subject to the inherent limitations as described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective. In addition, they are not aware of any change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

____________________________________________________________________________________________

ITEM 5. OTHER INFORMATION

____________________________________________________________________________________________

On February 23, 2006, ZEVEX International, Inc., (the “Company”) filed a complaint in the United States District Court, alleging the infringement of certain patents by a medical device manufacturer. The complaint alleged that the manufacturer made, sold and offered for sale infusion pumps that utilized ZEVEX patented technology. On April 7, 2006, the parties entered into Settlement Agreement under which the Company will grant a non-exclusive royalty-free license to the manufacturer to use certain Patents in the intravenous infusion pump market and dismiss the lawsuit within seven days of settlement The Settlement Agreement also provides that the manufacturer will pay to the Company the sum of One Million Dollars ($1,000,000), provide a covenant not to sue under certain claims of Patents held by the manufacturer, and provide appropriate patent markings on manufactured product.

The foregoing is a summary description of terms of the Settlement Agreement and is qualified entirely by the text of the Settlement Agreement, a copy of which is attached as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, with portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

____________________________________________________________________________________________

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

____________________________________________________________________________________________

(a)	Exhibits

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit		Location if other
No.	Title of Document	than attached hereto

3.01*	Certificate of Incorporation	Amendment No. 1 to Form S-1,

filed October 24, 1997

3.02*	Amended Bylaws	March 31, 2002 Form 10-Q

filed May 10, 2002

31.01	Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer

32.01	Section 1350 Certification of Chief Executive Officer

32.02	Section 1350 Certification of Chief Financial Officer

10.36#	Settlement Agreement between a certain medical device manufacturer and ZEVEX International, Inc., dated April 7, 2006.

(b)	Reports on Form 8-K.

On February 16, 2006, a Form 8-K was filed to disclose financial results for the fourth quarter and fiscal year ended December 31, 2005.

On April 13, 2006, a Form 8-K was filed to disclose that the Company entered into a settlement agreement to a filed lawsuit with a medical device manufacturer, alleging the infringement of certain patents by the medical device manufacturer.

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

Dated: May 3, 2006

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

Dated: May 3, 2006

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

Dated: May 3, 2006

By	/s/ Phillip L. McStotts
Phillip L. McStotts, CFO
(Chief Financial Officer)

EXHIBIT 32.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER,

AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, David J. McNally, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(i)    The accompanying quarterly report on Form 10-Q for the quarter ended March 31, 2006, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)   The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated: May 3, 2006

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

EXHIBIT 32.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER,

AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Phillip L. McStotts, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(i)    The accompanying quarterly report on Form 10-Q for the quarter ended March 31, 2006, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)   The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated: May 3, 2006

By	/s/ Phillip L. McStotts
Phillip L. McStotts, CFO
(Chief Financial Officer)

This certification accompanies the above-described Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 10.36#

SETTLEMENT AGREEMENT

This Agreement, is effective as of the date of the last signature hereto, among Zevex, Inc., a Delaware corporation having a place of business at 4314 Zevex Park Lane, Salt Lake City, Utah 84123 (hereinafter “ZEVEX”), [***], a California limited liability company and [***], a California limited liability company, both having a place of business at [***] (hereinafter collectively and individually “[***]”) and [***], a Delaware corporation having a place of business at [***] (hereinafter “PURCHASER”).

RECITALS

WHEREAS, ZEVEX is the owner of all right, title and interest in and to United States Patent No. 5,704,584 entitled Pinch Clip Occluder for Infusion Sets, issued January 6, 1998 (the “’584 Patent”);

WHEREAS, [***] has previously and is currently manufacturing, marketing and/or selling intravenous (I.V.) infusion pumps and administration sets having a flow stop for use therein;

WHEREAS, [***] owns U.S. Patent No. [***] (the ‘921 patent”) for a Curvilinear Peristaltic Pump Having Insertable Tubing Assembly;

WHEREAS, ZEVEX has objected to [***]’s making, using, selling, or offering for sale its infusion pumps and administration sets having a flow stop for use therein, and has filed a lawsuit against [***] alleging patent infringement of the ‘584 Patent in the United States District Court for the District of Utah, Central Division, Case No. 2:06cv00158 DAK (hereinafter the “Lawsuit”);

WHEREAS, just prior to the filing of the Lawsuit, [***] and [***]., a New York corporation having a principal place of business at [***], entered into an Asset Purchase Agreement dated as of February 10, 2006 (hereinafter, the “Purchase Agreement”), pursuant to which [***] would acquire substantially all of the business assets of [***];

WHEREAS, [***] subsequently assigned its rights under the Purchase Agreement to the PURCHASER and upon closing of the transactions contemplated by the Purchase Agreement the ‘921 patent will be assigned to PURCHASER; and

WHEREAS, without admitting or denying the allegations of patent infringement found in the Complaint and/or First Amended Complaint filed in the Lawsuit, and without admitting or denying the validity and/or enforceability of the ‘584 Patent, the Parties now desire to amicably resolve all claims related to [***]’s manufacturing, marketing and/or selling of intravenous (I.V.) infusion pumps and administration sets having a flow stop for use therein and [***]’s and the PURCHASER’s future manufacturing, marketing and/or selling of infusion pumps and administration sets having a flow stop for use therein.

AGREEMENT

NOW, THEREFORE, for adequate consideration, the receipt and sufficiency of which is hereby acknowledged, the Parties agree as follows:

RECITALS

1.	Recitals.

The Recitals set forth above are incorporated herein by reference as though set forth in full.

2.	Grant of Licenses and Duty to Mark

a. Grant of Non-Exclusive License of the ‘584 Patent

ZEVEX hereby grants to each of [***] and the PURCHASER a royalty-free, worldwide perpetual license under the ‘584 Patent and all divisionals, renewals, continuations and continuations-in-part thereof and all United States Letters Patent which may be granted thereon and all reissues and extensions thereof and all applications for Letters Patents having a common priority claim with the ‘584 Patent which may hereafter be filed in any country or countries foreign to the United States and all divisionals, renewals, continuations and continuations-in-part thereof and all foreign patents which may be granted thereon and all reissues and extensions thereof solely to permit [***] and the PURCHASER to manufacture, have manufactured, market, sell or import intravenous (I.V.) infusion pumps and administration sets having a flow stop for use therein throughout the world. Said royalty-free, worldwide perpetual license shall not include the right to make, use, sell, offer to sell or import any enteral feeding infusion pumps and administration sets under any ZEVEX patent. A current listing of patents falling within the scope of this license are attached hereto as Exhibit B.

b. Covenant Not to Sue Under Claim 21 of U.S. Patent No. [***]

[***] and PURCHASER hereby covenant and agree not to sue ZEVEX under claim 21 of the ‘921 patent as well as any corresponding claim of any issued or to be issued foreign application corresponding to the ‘921 patent. All parties acknowledge that the covenant not to sue is limited solely to claim 21 of the ‘921 patent and any corresponding claim of any foreign patent and shall not extend to any other claims of the ‘921 patent or other claims of any corresponding foreign patents. A current listing of such foreign patents and/or applications are attached hereto as Exhibit C.

c.	Patent Marking

[***] and PURCHASER hereby agree that they will mark their products with the appropriate patent number under which they have taken a license pursuant to 35 U.S.C. § 287.

3.	Payment to ZEVEX

[***] and the PURCHASER agree to make payment to ZEVEX in the aggregate sum of One Million dollars ($1,000,000.00) in complete monetary consideration of this compromise Settlement Agreement and the license and other covenants and agreements contained herein.

4.	Dismissal of the Lawsuit.

The Parties agree that within seven (7) days after receiving a fully executed original of this Agreement and confirmation of the transfer of funds in accordance with Paragraph 3, the Parties will file, through their counsel of record, a dismissal of the Lawsuit with prejudice, in the form attached hereto as Exhibit A. A file-stamped copy of the dismissal will be provided to counsel for the Parties as soon as it is available.

5.	Releases.

a.      In consideration of the promises contained herein, ZEVEX, on the one hand, subject to the receipt of the funds set forth in Paragraph 3, and [***] and the PURCHASER, on the other hand, for themselves, and each and all of their respective executors, administrators, successors, predecessors, assigns, subsidiary and affiliated business entities, licensees, agents, employees, partners, and any legal or personal representatives, hereby forgives, releases and discharges the other from and on account of any and all manner of claims, cross-claims, counter-claims, demands, actions, causes of action, charges, liabilities, liens, agreements, damages, obligations, costs or expenses, of any and every kind or nature whatsoever, at law or in equity, known or unknown, suspected or unsuspected, fixed or contingent, which they, or any of them, now have or have had against the other, or any of them, for or by reason or of arising out of any matter, thing, or cause whatsoever relating to the Lawsuit.

b.      The Parties expressly agree that the foregoing release only applies to causes of action or claims accruing prior to the execution of this Agreement, and shall have no effect on, nor in any way restrict the Parties’ rights or remedies concerning any causes of action or claims arising or accruing after the effective date of this Agreement. The Parties further expressly agree that this release does not apply to any cause of action or claim related to or arising out of any alleged breach of this Agreement.

c.	ZEVEX , [***] and the PURCHASER acknowledge that they are familiar that:

“A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release which if known by him must have materially affected his settlement with the debtor.”

The Parties expressly waive and relinquish any and all rights and benefits which they may have, under Section 1542 of the California Civil Code and under any similar laws under the laws of the State of Utah to the full extent that the Parties may lawfully waive all such rights and benefits pertaining to the subject matter of this Agreement. The Parties understand and acknowledge the significance and consequence of this specific waiver of Section 1542 and similar Utah law and hereby assume full responsibility for any and all claims that they may hereafter discover or incur against the respective other Party. The parties further expressly agree to a release of equal scope under Utah law.

6.	Covenant Not to Sue Over Released Claims.

The Parties agree that other than as set forth in this Agreement, they shall not commence, or cause to be commenced, or maintain any claim, lawsuit, arbitration, cross-complaint or proceeding of any kind pursuant to, related to, or arising out of the claims released in Paragraph 5 above against any person or entity released by this Settlement Agreement, and that, if any Party commences, causes to be commenced, joins in, or in any manner seeks relief, through or out of any claim, lawsuit, cross-complaint or proceeding in any form arising from, based upon or pertaining in any way to any of the claims released in Paragraph 5 above, then the party asserting such claim shall pay to the other party, in addition to any other damages caused to the other party, all such party’s attorneys fees and costs incurred in defending or otherwise responding to such suit or claim. Pursuant thereto, the Parties warrant and represent that there are no known but as yet unasserted claims or suits of any kind or nature against the other relating to the Lawsuit or to this Agreement.

7.	Warranty of Non-Assignment

The Parties represent and warrant that there has been no assignment or transfer of any interest in any claims released in this Settlement Agreement. If any Party has assigned or transferred any such claim in violation of this Agreement, the Parties shall indemnify and hold each other harmless from any liability, claim, demand, damage, cost, expense, and attorneys’ fees actually incurred in relation to the same.

8.	Parties Benefited and Obligated By Agreement.

The releases and obligations contained in this Agreement shall be binding upon the heirs, successors, assigns, employees, agents, officers, directors, partners, representatives, affiliates, subsidiaries, parent and affiliate corporations, and attorneys of each of the Parties, and shall inure to the benefit of each of the foregoing and each Party’s customers.

9.	Advice of Counsel.

At all times material hereto, the Parties have had the opportunity to consult with legal counsel of their choice regarding their rights affected by this Agreement, the form and content of this Agreement, and the advisability of executing this Agreement.

10.	Execution in Counterparts and by Facsimile.

This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which, taken together, shall constitute one and the same agreement. Additionally, although each Party will provide the other with an original signature to this Agreement in due course, to expedite the full execution of this Agreement, each Party contemplates exchanging a facsimile signature to this Agreement, which shall be binding to the same extent as an original signature.

11.	Integration.

This Agreement constitutes the entire agreement of settlement between the Parties hereto and supersedes all prior and contemporaneous understandings and agreements of the Parties with respect to the subject matter hereof. The Parties warrant, promise and represent that in instituting this Agreement they are not relying on any oral representation, promise or statement, and that they are not relying on any promise, statement or any representation contained in any other written instrument.

12.	Modification or Waiver.

a.      The provisions of this Agreement can only be modified in a writing signed by the Parties which expressly states that modification of this Agreement is intended.

b.      No provision of this Agreement may be waived unless an instrument in writing is signed by the Parties to this Agreement. Waiver of any one provision herein shall not be deemed to be a waiver of any other provision herein. Any such writing shall expressly state that a waiver of this Agreement is intended.

13.	Choice of Law.

Notwithstanding any other provisions of this Agreement, this Agreement shall be interpreted and enforced under the laws of the State of Utah. Additionally, if any civil action is required to enforce the terms, covenants, or provisions of this Agreement, then the Parties agree that all such legal action shall be instituted in the United States District Court for the District of Utah, Central Division, and the Parties expressly consent to the subject matter jurisdiction, personal jurisdiction and venue of such court for any such legal action.

14.	Severance.

In the event that any provision of this Agreement, or portion thereof, is held by a court of competent jurisdiction to be unenforceable or invalid, the validity or enforceability of the remaining provisions shall not be adversely affected.

15.	Costs and Attorneys’ Fees.

The parties agree that they shall bear their own costs and attorneys’ fees in relation to the Lawsuit and this Agreement.

16.	No Joint Venture.

Nothing herein contained shall be construed to place the Parties in a relationship of partners or joint ventures and no Party shall have the power to obligate or bind any other Party in any manner whatsoever.

17.	Titles.

Titles of various sections of this Settlement Agreement are for the convenience of reference only and shall not affect the construction of this Agreement.

18.	Prevailing Party.

The Parties agree that if any action is brought by any Party to enforce the terms of this Agreement, the prevailing Party shall be entitled to recover its costs and reasonable attorneys’ fees.

19.	Notices.

Any notices or communications to be given under this Agreement shall be sent by first class mail and facsimile as follows:

For ZEVEX:

Randall B. Bateman, Esq.

BATEMAN IP LAW GROUP

8 East Broadway, Suite 550

Post Office Box 1319

Salt Lake City, UT 84110

(801) 533-0320

(801) 533-0323 Fax

For [***]:

Kit M. Stetina, Esq.

STETINA BRUNDA GARRED & BRUCKER

75 Enterprise, Suite 250

Aliso Viejo, CA 92656

(949) 855-1246

(949) 855-6371 Fax

For PURCHASER:

Robert J. Olivieri, Esq.

George L. Snyder, Esq.

HODGSON RUSS LLP

One M&T Plaza, Suite 2000

Buffalo, NY 14203

(716) 856-4000

(716) 849-0349 Fax

20.	Confidentiality

Except as reasonably required by law, the United States Securities and Exchange Commission Rules, subpoena or other legal process, the parties agree to keep confidential and not to disclose the specific terms and/or the sums paid under this Agreement to third parties and the parties expressly agree not to issue any press releases or communicate with any media outlet concerning the lawsuit or resolution thereof. Notwithstanding the foregoing, the parties may disclose to third parties that the lawsuit has been resolved. The parties may further disclose any information regarding the Agreement to their respective attorneys, financial advisors, appropriate tax authorities and other third parties with a legitimate business need to have such information.

21.	Condition Precedent

All terms of this agreement are subject to and expressly conditioned upon the closing of the transactions contemplated by the Purchase Agreement, and all funds set forth above shall be paid to ZEVEX via certified funds or wire transfer within forty-eight (48) hours of such closing.

22.	Authorization.

Each of the persons signing this Agreement does hereby warrant that he or she is duly authorized to enter this Agreement on behalf of the corporation or entity for which he or she has signed, and that such person has taken all steps necessary to authorize the Party’s entry into this Agreement.

[ signature page follows ]

IN WITNESS WHEREOF, duly appointed representatives of the Parties to this Agreement hereby affix their signatures below.

Dated: _______________	ZEVEX, INC. By: Print Name: ___________________________________ Title: ________________________________________

Dated: _______________	[***] By: Print Name: Title:

Dated: _______________	[***] By: Print Name: Title:
Dated: _______________	[***] By: Print Name: ___________________________________ Title: ________________________________________

EXHIBIT A

Randall B. Bateman (USB 6482)

Perry S. Clegg (USB 7831)

Bateman IP Law Group

8 East Broadway, Suite 550

Salt Lake City, UT 84111

Tel. (801) 533-0320/Fax. (801) 533-0323

mail@utah-ip.com

Terry W. Welch (USB 5819)

Parr Waddoups Brown Gee & Loveless

185 South State Street, Suite 1300

Salt Lake City, UT 84111

Tel. (801) 532-7840/Fax. (801) 532-0750

tew@pwlaw.com

Attorneys for Plaintiff,

ZEVEX, Inc.

______________________________________________________________________________

IN THE UNITED STATES DISTRICT COURT

CENTRAL DIVISION, DISTRICT OF UTAH

______________________________________________________________________________

ZEVEX, INC., a Delaware corporation, Plaintiff, vs. [***], a California limited liability company, Defendant.	) ) ) ) ) ) ) ) ) ) )	STIPULATED MOTION TO DISMISS CLAIMS WITH PREJUDICE Case No. [***] Judge Paul G. Cassell

________________________________________)_____________________________________

COMES NOW, Plaintiff ZEVEX, INC. and Defendant [***], LLC through their respective counsel, and hereby jointly move for dismissal of all Claims with prejudice.

Each party to bear its own costs.

Stipulated to by:

Plaintiff

ZEVEX, INC.

By:	________________________________
Randall B. Bateman
Perry S. Clegg

BATEMAN IP LAW GROUP
and
PARR WADDOUPS BROWN GEE & LOVELESS

Defendant

[***], LLC

By:	________________________________
Kit M. Stetina
STETINA BRUNDA GARRED & BRUCKER

EXHIBIT B

(Patents Within Scope Of License Granted Under Section 2(a))

U.S. Patent No. 5,704,584

U.S. Patent No. 5,810,323

U.S. Patent No. 6,142,979

U.S. Patent No. 6,749,591

European Patent No. 0,900,106 (currently subject of opposition)

EXHIBIT C

Case	Country	Title	Filing Date	Serial No.	Issue Date	Patent No.
[***]- 001 EP	EUROPE	Curvilinear Peristaltic Pump Having Insertable Tubing Assembly	11/08/1999	[***]	03/24/2004	[***]
[***]- 001 EP	ISRAEL	Curvilinear Peristaltic Pump Having Insertable Tubing Assembly	11/08/1999	[***]	12/26/2005	[***]