Form 10-Q
period 2006-06-30
ZEVEX INTERNATIONAL INC
filed 2006-07-31
CIK 827056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 17, 2006, the Company had outstanding 5,631,630 shares of common stock, par value $0.001 per share.

ZEVEX INTERNATIONAL, INC.

FORM 10-Q

For the Three Month and Six Month Periods Ended June 30, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements:

Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	4

Consolidated Statements of Operations for the three month and six month
periods ended June 30, 2006 and 2005	5

Consolidated Statements of Cash Flows for the six month periods ended
June 30, 2006 and 2005	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	23

Signatures	24

PART I

FINANCIAL INFORMATION

____________________________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

____________________________________________________________________________________________

ZEVEX International, Inc. (“ZEVEX” or the “Company”) files herewith balance sheets of ZEVEX as of June 30, 2006, (unaudited) and December 31, 2005, and the related (unaudited) statements of operations for the respective three month and six month periods ended June 30, 2006 and 2005 and the related (unaudited) statements of cash flows for the six month periods ended June 30, 2006 and 2005. In the opinion of ZEVEX’s management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of ZEVEX for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of ZEVEX and the notes thereto included in the Annual Report of ZEVEX on Form 10-K for the year ended December 31, 2005.

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
ASSETS	(unaudited)

Current assets
Cash and cash equivalents	$ 2,137,666	$ 1,284,218
Designated cash for sinking fund payment on industrial
development bond	48,388	89,037
Accounts receivable, net of allowance for doubtful accounts
of $154,000 at June 30, 2006 and $130,000 at December 31, 2005	8,109,931	5,641,229
Inventories	5,085,130	4,586,418
Deferred income taxes	528,661	-
Prepaid expenses and other current assets	365,699	213,612
Total current assets	16,275,475	11,814,514

Property and equipment, net	4,898,012	4,639,136
Patents, trademarks and other intangibles, net	344,540	348,467
Goodwill, net	4,048,264	4,048,264
Deferred income taxes, non-current	241,648	-
Total assets	$ 25,807,939	$ 20,850,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 2,611,542	$ 2,462,071
Other accrued liabilities	1,695,576	1,293,876
Deferred revenue	-	52,081
Current portion of industrial development bond	100,000	100,000
Current portion of other long-term debt	57,767	56,219
Total current liabilities	4,464,885	3,964,247

Industrial development bond	1,000,000	1,100,000
Other long-term debt	680,868	710,143

Stockholders' equity
Common stock; $.001 par value, 22,000,000
authorized shares, 5,689,207 issued and 5,630,505
outstanding at June 30, 2006 and 5,349,890
issued and 5,291,040 outstanding at December 31, 2005	5,689	5,350
Additional paid in capital	18,353,263	16,719,396
Unrealized loss on marketable securities	(7,650)	-
Treasury stock, 58,702 shares (at cost) at June 30, 2006
and 58,850 shares (at cost) at December 31, 2005	(89,085)	(89,422)
Retained earnings (accumulated deficit)	1,399,969	(1,559,333)
Total stockholders' equity	19,662,186	15,075,991

Total liabilities and stockholders' equity	$ 25,807,939	$ 20,850,381

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Product sales	$ 10,265,661	$ 6,645,727	$ 20,596,216	$ 12,527,181
Engineering services	210,155	151,926	472,757	254,636
Total revenue	10,475,816	6,797,653	21,068,973	12,781,817

Cost of sales	6,785,085	4,329,168	13,629,557	8,126,827
Gross profit	3,690,731	2,468,485	7,439,416	4,654,990

Operating expenses:
General and administrative	1,360,955	1,153,933	2,726,222	2,128,612
Selling and marketing	1,002,557	857,357	2,029,173	1,673,057
Research and development	415,135	243,972	724,246	565,628
Total operating expenses	2,778,647	2,255,262	5,479,641	4,367,297

Operating income	912,084	213,223	1,959,775	287,693

Other income (expense):
Interest and other income	11,618	13,426	24,068	16,555
Patent infringement settlement	947,760	-	947,760
Interest expense	(41,057)	(58,181)	(70,118)	(87,992)
Income before income taxes	1,830,405	168,468	2,861,485	216,256

(Provision) benefit for income taxes	(346,418)	-	99,889	(2,635)

Net income	$ 1,483,987	$ 168,468	$ 2,961,374	$ 213,621

Basic net income per share	$ 0.27	$ 0.03	$ 0.54	$ 0.04

Weighted average shares outstanding	5,539,550	5,107,984	5,436,555	5,104,733

Diluted net income per share	$ 0.24	$ 0.03	$ 0.48	$ 0.04

Diluted weighted average shares outstanding	6,283,047	5,259,914	6,123,246	5,265,177

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 2,961,374	$ 213,621
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	341,026	349,194
Non-cash stock-based compensation expense	190,417	-
Stock issued for services	31,482	17,741
Provision for bad debts	(1,969)	4,120
Deferred income taxes	(770,309)	-
Changes in operating assets and liabilities:
Designated cash for sinking fund payment
on industrial development bond	40,649	49,420
Accounts receivable	(2,466,733)	(752,633)
Inventories	(498,712)	497,455
Prepaid expenses and other assets	(159,737)	49,659
Accounts payable	149,471	(521,086)
Accrued and other liabilities	401,764	129,771
Deferred revenue	(52,081)	-
Income taxes receivable/payable	(64)	-

Net cash provided by operating activities	166,578	37,262

Cash flows from investing activities
Purchase of property and equipment	(585,599)	(397,380)
Additions of patents and trademarks	(10,376)	(18,027)

Net cash used in investing activities	(595,975)	(415,407)

Cash flows from financing activities
Principal payments on long-term debt	(27,727)	(26,261)
Payments on industrial development bond	(100,000)	(100,000)
Net proceeds from bank line of credit	-	517,405
Income tax benefit from exercise of stock options	666,825	-
Proceeds from exercise of stock options	743,747	-

Net cash provided by financing activities	1,282,845	391,144

Net increase in cash and cash equivalents	853,448	12,999

Cash and cash equivalents at beginning of period	1,284,218	212,859

Cash and cash equivalents at end of period	$ 2,137,666	$ 225,858

ZEVEX INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Stock Split

On May 19, 2006, the Company effected a 3-for-2 stock split in the form of a 50% stock dividend. The dividend entitled all shareholders of record date of May 4, 2006 to receive one additional common share for every two common shares held. 148 shares of Treasury Stock were used to adjust for fractional shares related to the dividend. The capital stock accounts, all share data and earnings per share data give effect to the stock split, applied retrospectively, to all periods presented.

Stock-Based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R effective as of January 1, 2006, the beginning of the Company’s fiscal year.  The Company has adopted SFAS 123R using the modified prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which services have not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  Results for prior periods have not been restated.

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

Stock-Based Compensation (continued)

income and income per share had compensation cost for the Company’s employee stock options been determined consistent with the fair value methodology prescribed under SFAS 123 for the three months and six months ended June 30, 2005. Net income for the three months and six months ended June 30, 2006 includes $91,000 and $174,000, respectively in stock-based compensation expense associated with granted stock options as a result of adopting SFAS 123R.

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income as reported	$ 1,483,987	$ 168,468	$ 2,961,374	$ 213,621
Less: Stock compensation expense determined under fair value method, net of related tax effects	-	119,959	-	240,169
Pro forma net income (loss)	$ 1,483,987	$ 48,509	$ 2,961,374	$ (26,548)
Earnings (loss) per share:
Basic – as reported	$ 0.27	$ 0.03	$ 0.54	$ 0.04
Basic – pro forma	$ 0.27	$ 0.01	$ 0.54	$ (0.01)
Diluted – as reported	$ 0.24	$ 0.03	$ 0.48	$ 0.04
Diluted – pro forma	$ 0.24	$ 0.01	$ 0.48	$ (0.01)

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring that such costs be recognized as current-period costs regardless of whether they meet the criterion of “so abnormal”, currently required by the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As such, the Company adopted this statement as of January 1, 2006. There was no impact on the financial statements as a result of such adoption in the six months ended June 30, 2006. Because the provisions of this standard must be applied prospectively, there will be no effect on previously-issued financial statements. It is not possible to predict the effect SFAS No. 151 might have on future reported results because it will depend on the levels of “abnormal” inventory costs incurred in the future, if any. However, the Company has not historically had significant amounts of “abnormal” inventory costs, as defined by this Statement.

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The Company adopted this statement as of January 1, 2006. There was no impact on the financial statements as a result of such adoption in the six months ended June 30, 2006.

2. Debt

The Company maintains a line of credit arrangement with a financial institution with availability of $3 million. The line matures on May 27, 2007, is collateralized by accounts receivable and inventory and bears interest at the rate of LIBOR plus 1.80%, which was an effective rate of 7.13% at June 30, 2006 and LIBOR plus 2.40%, which was an effective rate of 6.79% at December 31, 2005. The Company’s balance on this line of credit was $0 at June 30, 2006 and December 31, 2005. Under the line of credit agreement, the Company is restricted from declaring cash dividends and must maintain certain levels of working capital and meet certain other financial covenants. The Company was in compliance with such covenants as of June 30, 2006.

2. Debt (continued)

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement, as amended, is secured by the Company’s manufacturing facility. The note is due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The outstanding balance at June 30, 2006 was $738,635, of which $57,767 is classified as current.

3. Stock Based Compensation

The Company adopted SFAS No. 123R as of January 1, 2006, the beginning of the Company’s fiscal year. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the fair value of employee stock options and other equity-based awards.  For the three month and six month periods ended June 30 2006, the Company recorded a total non-cash charge of $91,000 and $174,000, respectively related to stock-based compensation.

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

In September 1997, the Board of Directors consolidated its previous three stock option plans into one plan and established the Amended 1993 Stock Option Plan (the “1993 Plan”), which was ratified by shareholders in October 1993. Under the 1993 Plan, 900,000 shares of common stock were authorized for issuance, subject to adjustment for such matters as stock splits and stock dividends.

The 1993 Plan provides for the grant of incentive stock options, stock appreciation rights, and stock awards to eligible participants and may be administered by the Board of Directors or by the Compensation Committee. All options granted under the 1993 Plan expire after five to seven years from the grant date and become exercisable no later than four years from the grant date.

During 1999, the Board of Directors established the 1999 Stock Option Plan (the “1999 Plan”), which was ratified by shareholders in June 1999. The 1999 Plan authorized 900,000 shares of common stock for issuance, subject to adjustment for such matters as stock splits and stock dividends. The 1999 Plan provides for the grant of incentive stock options, stock appreciation rights, and stock awards to eligible participants and may be administered by the Board of Directors or by the Compensation Committee. All options granted under the 1999 Plan expire after five to ten years from the grant date and become exercisable either immediately or up to six years from the grant date.

During 2006, the Board of Directors established the 2006 Equity Incentive Plan (the “2006 Plan”), which was ratified by shareholders in May 2006. The 2006 Plan authorized 1,000,000 shares of common stock for issuance, subject to adjustment for such matters as stock splits and stock dividends. The 2006 Plan provides for the grant of restricted stock, restricted stock units, incentive stock options, stock appreciation rights, and stock awards to eligible participants and may be administered by the Board of Directors or by the Compensation Committee. As of June 30, 2006 no grants have been made under the 2006 Plan.

3. Stock Based Compensation (continued)

A summary of stock option activity for both plans, and related information for the six months ended June 30, 2006, follows:

	Shares	Outstanding Stock Options		Weighted-	Aggregate
	Available for Grant	Number of Shares	Price Per Share	Average Exercise Price	Intrinsic Value

Balance at January 1, 2006	45,185	1,452,000	$ 1.27- 8.55	3.26	$ 7,060,138
Additional authorization	1,000,000	–	–	–	–
Options granted	(47,900)	47,900	2.40-13.13	10.10	240,010
Options exercised	–	(339,275)	1.27- 3.17	2.25	3,550,334
Options forfeited	17,250	(17,250)	2.23- 2.70	2.27	134,568
Options expired	–	–	–	–
Balance at June 30, 2006	1,014,535	1,143,375	$1.44-13.13	$3.86	$14,104,600

Vested at June 30, 2006		820,500	$1.44-8.55	$3.19	$10,678,443

Below is option information based on segregated ranges of exercise prices as of June 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ 1.44-3.33	928,125	4.1 years	$ 2.68	745,500	4.2 years	$ 2.65
8.55-13.13	215,250	5.2 years	8.98	75,000	6.5 years	8.55
$ 1.44-13.13	1,143,375	4.3 years	$ 3.86	820,500	4.4 years	$ 3.19

Total stock-based compensation expense was approximately $91,000 and $174,000 for the three months and six months ending June 30, 2006. As of June 30, 2006, there was approximately $842,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over the applicable vesting terms of three to five years.

Black-Scholes pricing models require using certain assumptions, including expected volatility, dividend yields, risk-free interest rates, expected lives, and forfeiture rates.  Expected stock price volatility, for options issued during the six month period ending June 30, 2006 ranged from 77.35% to 78.99%, and was estimated using historical volatilities of the Company’s stock at each grant date.  Expected dividend yields were 0.0%.  US Treasury bill yields with terms corresponding to expected terms of the awards being valued were used to estimate risk-free interest rates, the weighted average of which was 4.89%.  The weighted-average grant-date fair value of equity options granted during the period was $7.00 per option share. In estimating expected lives, contractual and vesting terms of awards, along with historical experience, were considered; however, due to insufficient historical data from which to reliably estimate expected lives, the Company used estimates based on the “shortcut approach” set forth in SFAS 123R, where the expected life of 3.5 years was estimated to be the mid-point between the vesting date and the end of the contractual term.  Estimated forfeiture rates were based primarily on historical data.

4. Comprehensive Income

For the three month and six month periods ended June 30, 2006, the Company had comprehensive income of $1,477,237 and $2,953,724, respectively. For the three month and six month periods ended June 30, 2005, the Company had a comprehensive income of $170,628 and $222,171, respectively.

5. Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Materials	$ 3,104,063	$ 3,139,027
Work in progress	844,789	756,747
Finished goods, including completed subassemblies	1,136,278	690,644
	$ 5,085,130	$ 4,586,418

6. Net Income Per Common Share

Basic net income per common share is calculated by dividing net income for the period by the weighted-average number of the Company’s common shares outstanding.

Diluted net income per common share includes the dilutive effect of options in the weighted-average number of the Company’s common shares outstanding as calculated using the treasury stock method. For the three months ended June 30, 2006 and June 30, 2005, 15,000 option shares and 575,625 option shares, respectively, were not included because they were antidilutive. For the six months ended June 30, 2006 and June 30, 2005, 15,000 option shares and 464,625 option shares, respectively, were not included because they were antidilutive.

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

Segment information for the three months ended June 30, 2006 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 6,429	$ 4,047	$ --	$ 10,476
Cost of sales	4,401	2,384	--	6,785
Gross profit	2,028	1,663	--	3,691
Selling and marketing	700	303	--	1,003
Research and development	268	147	--	415
Contribution margin	1,060	1,214	--	2,273
General and administrative	--	--	1,361	1,361
Other (income)/expenses	--	--	(918)	(918)
Provision for income taxes	--	--	346	346
Net income				$ 1,484

Total assets	$ 89	$ 4,048	$ 21,671	$ 25,808

7. Business Segments (continued)

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. All assets other than those specifically identified fixed assets and goodwill are included in Corporate and Unallocated. The only specifically identified fixed assets include enteral feeding pumps and certain tooling, which are included in the Therapeutics segment. All other fixed assets are used jointly by these segments. Goodwill represents approximately $4,048,000 in the Applied Technology segment. The above segments include stock-based compensation of approximately $91,000, allocated to Therapeutics in the amount of $16,000, Applied Technology in the amount of $20,000, and Corporate and Unallocated in the amount of $55,000. No compensation costs were capitalized.

Segment information for the three months ended June 30, 2005 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 3,617	$ 3,181	$ --	$ 6,798
Cost of sales	2,394	1,935	--	4,329
Gross profit	1,223	1,246	--	2,469
Selling and marketing	712	146	--	858
Research and development	167	77	--	244
Contribution margin	344	1,023	--	1,367
General and administrative	--	--	1,154	1,154
Other (income)/expenses	--	--	45	45
Provision for income taxes	--	--	--	--
Net income				$ 168

Segment information for the six months ended June 30, 2006 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 13,314	$ 7,755	$ --	$ 21,069
Cost of sales	9,101	4,529	--	13,630
Gross profit	4, 213	3,226	--	7,439
Selling and marketing	1,440	589	--	2,029
Research and development	499	225	--	724
Contribution margin	2,274	2,412	--	4,686
General and administrative	--	--	2,726	2,726
Other (income)/expenses	--	--	(901)	(901)
Benefit for income taxes	--	--	100	100
Net Income				$ 2,961

The above segments include stock-based compensation of approximately $174,000, allocated to Therapeutics in the amount of $33,000, Applied Technology in the amount of $37,000, and Corporate and Unallocated in the amount of $104,000. No compensation costs were capitalized.

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

8. Other Events

On February 23, 2006, ZEVEX International, Inc., (the “Company”) filed a complaint in the United States District Court, alleging the infringement of certain patents by a medical device manufacturer. The complaint alleged that the manufacturer made, sold and offered for sale infusion pumps that utilized ZEVEX patented technology. On April 7, 2006, the parties entered into a Settlement Agreement under which the Company granted a non-exclusive royalty-free license to the manufacturer to use certain Patents in the intravenous infusion pump market and dismissed the lawsuit within seven days of settlement. The Settlement Agreement also provided that the manufacturer would pay to the Company the sum of One Million Dollars ($1,000,000), provide a covenant not to sue under certain claims of Patents held by the manufacturer, and provide appropriate patent markings on manufactured product. Such amount is included net of associated legal costs in the statement of operations for the three months ended June 30, 2006.

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

In the second quarter and first six months of 2006, the combined effects of growing sales of our EnteraLite® Infinity® portable feeding pump product line in the U.S. and the international roll-out of the Flocare® Infinity® product line which we private-label for Nutricia Clinical, drove substantial revenue growth. Both of these product lines were launched in 2005.

During the second quarter of 2006 our Therapeutics division produced revenue of $6.4 million, achieving growth of 78% over the second quarter of 2005. Based on the growing market acceptance of the EnteraLite® Infinity® product line and the continued sales strength of our original EnteraLite® product line, our domestic Therapeutics sales force produced revenue of $3.2 million, achieving growth of 10% over the second quarter of 2005. International Therapeutics division revenue was $3.3 million during the second quarter, up dramatically from $748,000 during the second quarter of 2005.

During the first six months of 2006, Our Therapeutics division produced revenue of $13.3 million and growth of 105% over the first six months of 2005. During that same period, our domestic Therapeutics sales force generated revenue of $6.2 million and growth of 15% over the first six months of 2005. International Therapeutics division revenue was $7.1 million during the first six months of 2006, up from $1.2 million during the first six months of 2005.

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

In the second quarter and first six months of 2006, our Applied Technology division experienced sales growth of our core sensors and surgical ultrasound products compared to the same period of 2005. Our largest customers for these products continued to post market share gains, from which we benefited. As a result, our Applied Technology division produced revenue of $4.0 million in second quarter of 2006 and growth of 27% over the second quarter of 2005. Our Applied Technology division produced revenue of $7.8 million in the first six months of 2006 and growth of 23% over the first six months of 2005.

In the second quarter of 2006, our two divisions had consolidated revenue of $10,475,816 and net income of $1,483,987, compared to consolidated revenue of $6,797,653 and net income of $168,468 for the second quarter of 2005. For the first six months of 2006, consolidated revenue was $21,068,973 and net income was $2,961,374, compared to consolidated revenue of $12,781,817 and net income of $213,621 for the second quarter of 2005. Revenue from our Therapeutics division and from our Applied Technology division constituted 61% and 39%, respectively, of our second quarter 2006 consolidated revenue, and 63% and 37%, respectively, of our first six months of 2006 consolidated revenue. Revenue from our Therapeutics division and our Applied Technology constituted 53% and 47%, respectively, for the second quarter in 2005, and 51% and 49%, respectively, for the first six months in 2005.

Results of Operations

Our revenue increased by approximately 54% during the second quarter of 2006, to $10,475,816, compared to $6,797,653 for the second quarter of 2005. Therapeutics division products generated 61% and Applied Technology division products generated 39% of total revenue during the second quarter 2006. During the second quarter of 2006, one customer accounted for 29% and another customer accounted for 14% of total revenue. During the same period of 2005, one customer accounted for 12% of total revenue.

Our Therapeutics division revenue increased 78% to $6,428,768 during the second quarter of 2006, compared to $3,616,437 in the second quarter of 2005. The increase in revenue from last year is due to an increase of 336% in our international Therapeutics revenue, largely due to the growth of our business with Nutricia Clinical. Nutricia Clinical is our exclusive distributor for the Flocare® Infinity®, a private-label version of our EnteraLite® Infinity® portable enteral feeding pump, in 32 countries outside of North America. Our domestic EnteraLite® Infinity® and EnteraLite( portable feeding pump and disposable set revenue increased 14% over the second quarter of 2005, while our stationary enteral feeding delivery products increased 6% over the same period of 2005.

Our Applied Technology division revenue increased 27% to $4,047,079 during the second quarter of 2006, compared to $3,181,217 in same period of 2005. Specifically, during the second quarter of 2006, sensor and surgical handpiece revenue increased approximately 43%, over the second quarter of 2005, primarily because our largest customers for these products continued to post market share gains, and substantially increased purchases of our products. Applied Technology engineering revenue increased 133% during the second quarter of 2006 compared to the same period in 2005. These increases more than offset a decrease in medical system revenue of approximately 32% from the second quarter of 2005.

Our revenue increased by approximately 65% during the first six months of 2006, to $21,068,973, compared to $12,781,817 for the first six months of 2005. Therapeutics division products generated 63% and revenue of Applied Technology division products generated 37% of total revenue during the first six months of 2006. During the first six months of 2006 one customer accounted for 31% and another customer accounted for 12% of total revenue. During the same period of 2005, one customer accounted for 12% of total revenue.

Our Therapeutics division revenue increased 105% to $13,314,184 during the first six months of 2006, compared to $6,489,293 for the first six months of 2005. The increase in revenue from last year is due to an increase of 516% in our international Therapeutics revenue largely due to the growth of our business with Nutricia Clinical. Our domestic EnteraLite® Infinity® and EnteraLite( portable feeding pump and disposable set revenue increased 24% over the first six months of 2005. These increases were partially offset by a decrease of 10% in sales of our stationary enteral feeding delivery products within our Therapeutics division for the same period.

Our Applied Technology division revenue increased 23% to $7,754,789 during the first six months of 2006, compared to $6,292,524 in same period of 2005. Specifically, during 2006, sensor and surgical handpiece revenue increased approximately 38%, over the first six months of 2005, primarily because our largest customers for these products continued to post market share gains. Applied Technology engineering service revenue increased 148% during first six months of 2006 compared to 2005. These increases more than offset a decrease in medical systems revenue of approximately 33% compared to the same period of 2005.

Our gross profit as a percentage of revenue was approximately 35.2% for the second quarter of 2006 compared to 36.3% for the second quarter of 2005. Gross profit as a percentage of revenue was approximately 35.3% for the first six months of 2006 compared to 36.4% for the first six months of 2005. We primarily attribute the decrease in gross profit during the second quarter and first six months of 2006 compared to the same periods in the prior year to three factors. First, the product mix delivered by each business division differed during each period. Second, we incurred one-time costs associated with the transfer of manufacturing of the enteral disposable products of our Therapeutics division to a new third-party supplier. Third, we generated lower-margin service revenue of approximately $600,000 in the second quarter and $1,400,000 in the first six months of 2006. The service relates to the maintenance of Nutricia Clinical’s enteral feeding pumps and is performed on our behalf by our third party service provider in Europe. Please refer to Note 7 of the Unaudited Consolidated Financial Statements for discussion of our business segments including gross profit and our definition of contribution margin.

Depreciation and amortization expenses were $187,231 in the second quarter 2006 compared to $175,293 in the second quarter of 2005, and $341,026 in the first six months of 2006 compared to $349,194 in the first six months of 2005.

Selling, general and administrative expenses during the second quarter of 2006 increased to $2,363,512, compared to $2,011,290 for the second quarter of 2005. During the first six months of 2006 selling, general and administrative expenses increased to $4,755,395, compared to $3,801,669 for the first six months of 2005. The increases for these periods are primarily related to increased investments in sales and marketing, and increased general and administrative expenses, including recruiting expenses, personnel and insurance costs, legal fees, non-cash stock-based compensation expense, and incentive bonus accruals. Due to our sales growth in the first six months of 2006, our selling, general and administrative expenses actually decreased as a percentage of sales, from 30% in first six months of 2005 to 23% in first six months of 2006. Also, due to the appreciation of our stock, our market capitalization based upon non-affiliate shareholders exceeded $75 million on June 30, 2006. Therefore, we have met the qualification requirements for Sarbanes-Oxley Section 404 compliance by year-end. As a result, we will incur approximately $200,000 to $300,000 in additional consulting and auditing expenses related to compliance during the second half of 2006.

We combine the resources of our full-time engineers with several independent contractors to perform research and development projects. We increased our investment in the research and development of new products and technologies to $415,135 during the second quarter of 2006, up from $243,972 invested in the same period of 2005. In the second quarter of 2006, research and development costs represented approximately 4% of our revenue, compared with 4% in the second quarter of 2005. For the six month period ended June 30, 2006, we invested $724,246 in research and development, compared to $565,628 for the same period of 2005. In the first six months of 2006, our investment in research and development was approximately 3.5% of revenue, compared with 4.5% for the first six months of 2005. We are continuing our efforts to develop and introduce new proprietary products for our Therapeutics business. Additionally, we are investing in developing proprietary component technologies for our Applied Technology business. We expect research and development costs to be approximately 5% of revenue during 2006.

Operating income increased to $912,084, or 9% of revenue, in the second quarter of 2006 compared to operating income of $213,223, or 3% of revenue in the second quarter of 2005. Operating income increased to $1,959,775, or 9% of revenue for the first six months of 2006 compared to operating income of $287,693, or 2% of revenue for the first six months of 2005. We had net income of $1,483,987 or 14% of revenue in the second quarter of 2006 compared to net income of $168,468, or 2% of revenue in the second quarter of 2005. We had net income of $2,961,374, or 14% of revenue in the first six months of 2006 compared to net income of $213,621, or 2% of revenue in the first six months of 2005. The increases in operating and net income during the second quarter and first six months of 2006, as compared to the same periods of 2005, are primarily related to the increase in revenue in 2006 and the resulting increase in our gross profit, which was partially offset by increased selling, general and administrative expenses. In addition to the above stated increases in operating income, net income for the second quarter and first six months of 2006 also include $948,000 in pre-tax income from a patent settlement that is referred to above in note 8 to the financial statements and a benefit for income taxes discussed below.

We had an income tax expense of $346,418 in the second quarter of 2006 compared to an income tax expense of $0 in the second quarter of 2005. We had an income tax benefit of $99,889 for the first six months of 2006 compared to an income tax expense of $2,635 for the first six months of 2005. Income tax expense in the second quarter includes a tax benefit from the reversal of a valuation allowance from a prior period that resulted in a reduction in our overall tax expense. The benefit for income tax for the first six months of 2006 is due to the reversal of part of our deferred tax asset valuation allowance as a result of our continued operations, the expected results of future operations ,and our assessment that it is more likely than not that the related deferred tax asset will be realized. Income tax expense in 2005 represents minimum tax payments due to the various states in which we are required to file.

We have a federal and state charitable contribution carryforward totaling approximately $4,947,000 that is limited to a percentage of taxable income and is recognizable only if the Company has taxable income. This carryforward expires in 2007. The Company also has a federal capital loss carryforward of approximately $9,901,000 that begins to expire in 2006.

We have recorded a full valuation allowance against our federal and state charitable contribution carryforward and federal capital loss carryforward deferred tax assets because we do not consider it more likely than not that these assets will be realized based upon limitations on usage of certain of the carryforwards. A portion of the valuation allowance relates to the benefit for stock option exercises, and increases the amount of the net operating loss carryforward. When this benefit is used in the future, the related reduction in the valuation allowance of $1,063,109 will be recorded to additional-paid-in-capital, rather than as a reduction of income tax expense.

As of June 30, 2006, our backlog of customer orders was $7,581,000 compared to $5,435,000 on June 30, 2005. We estimate that approximately 70% of this backlog will be shipped before December 31, 2006. Our backlog is for manufacturing orders within the Applied Technology division only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by our customers.

Liquidity and Capital Resources

Our primary sources of liquidity have consisted of cash flows from operations, borrowings under our revolving line of credit and other financial arrangements described below. In prior years, we also have increased working capital through the issuance of stock and we may do so in the future.

Cash flows provided by operating activities for the first six months of 2006 were $166,578, compared to cash flows provided by operating activities for the first six months of 2005 of $37,262. The improvement in cash flows generated during the first six months of 2006 was primarily associated with the increase in net income and increases in accounts payable, accrued expenses, and non-cash stock-based compensation expense, which in turn were partially offset by increases in revenue growth-related accounts receivable balances and increases in inventories and deferred income taxes.

Our working capital at June 30, 2006 was $11,810,590 compared to $6,005,901 at June 30, 2005. The increase in working capital is primarily related to the increase in revenue and the corresponding increase in accounts receivable and deferred income tax assets related to the valuation allowance reversal discussed above. The portion of working capital represented by cash was $2,137,666 at June 30, 2006 and $225,858 at June 30, 2005.

We maintain a line of credit arrangement with a financial institution with availability of $3 million. The line matures on May 27, 2007, is collateralized by accounts receivable and inventory and bears interest at the rate of LIBOR plus 1.80%, which was an effective rate of 7.13% at June 30, 2006. The rate at December 31, 2005 was LIBOR plus 2.40%, which was an effective rate of 6.79%. The balance on our line of credit was $0 at June 30, 2006 and December 31, 2005. Under the line of credit agreement, we are restricted from declaring cash dividends and must maintain certain levels of working capital and meet certain other financial covenants. We were in compliance with such covenants as of June 30, 2006.

On April 18, 2001, we entered into a Term Loan Agreement with a bank for the amount of $1,000,000. This agreement is secured by our manufacturing facility. The proceeds from the Term Loan Agreement were used to reduce the balance on our line of credit. The agreement was originally due on May 15, 2003. The Term Loan Agreement was later renegotiated and is now due May 15, 2008. The amount due under the Term Loan Agreement is being amortized over a thirteen-year term at an interest rate of 5.4%. The outstanding balance at June 30, 2006 was $738,635, of which $57,767 is classified as current.

In 1997, we completed construction of our 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was $2,591,177. In 1996, we negotiated a $2.0 million Industrial Development Bond (“IDB”) to finance this construction. As of June 30, 2006, the remaining principal balance on the IDB was $1,100,000. During the first six months of 2006, the monthly interest ranged from 2.99% to 4.18% (APR).

Purchases of leasehold improvements to our facilities, tooling and new engineering, production and testing equipment totaled $585,599 for the first six months of 2006 compared to $397,380 for the first six months of 2005. We expect to spend approximately $600,000 during the remainder of 2006 for additional manufacturing equipment and software, for normal replacement of aging equipment, and for manufacturing tooling related to our proprietary products.

On February 23, 2006, we filed a complaint in the United States District Court, alleging the infringement of certain patents by a medical device manufacturer. The complaint alleged that the manufacturer made, sold and offered for sale infusion pumps that utilized our patented technology. On April 7, 2006, the parties entered into a Settlement Agreement under which we granted a non-exclusive royalty-free license to the manufacturer to use certain Patents in the intravenous infusion pump market and dismissed the lawsuit. The Settlement Agreement also provided that the manufacturer would pay us the sum of One Million Dollars ($1,000,000), provided a covenant not to sue under certain claims of Patents held by the manufacturer, and provided for appropriate patent markings on manufactured product.

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

In accordance with SFAS No. 142 goodwill and indefinite-lived intangible assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach. We are annually required to complete Step 1 (determining and comparing the fair value of our reporting units to their carrying values, as of March 31, 2006, we had one reporting unit with goodwill) of the impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value, involves the calculation of the implied fair value of goodwill. We completed Step 1 of the impairment assessment for the reporting unit with goodwill at its annual impairment testing date in the second quarter of 2006. Based upon our valuation procedures, we determined that the fair value of the reporting unit exceeded its carrying value. As such, we were not required to complete Step 2 of the impairment test and no impairment loss was recognized. No indicators of impairment were identified since the 2006 annual impairment testing date.

Net intangible assets and goodwill amounted to approximately $4.4 million as of June 30, 2006. Net fixed assets amounted to approximately $4.9 million as of June 30, 2006.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on the difference between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore our deferred tax asset may not be ultimately realized. As of June 30, 2006, we have recorded a full valuation allowance against our federal and state charitable contribution carryforward and federal capital loss carryforward deferred tax assets because we did not consider it more likely than not that these assets would be realized based upon limitations on usage of certain of the carryforwards. A portion of the valuation allowance related to the benefit for stock option exercise increases the amount of the net operating loss carryforward. When this benefit is used in the future the related reduction in the valuation allowance of $1,063,109 will be recorded to additional-paid-in-capital rather than income tax expense.

Stock-Based Compensation

The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R.  The Company uses the Modified Prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  The Company recorded $91,000 and $174,000, respectively, in stock-based compensation expense during the current three and six month periods.  Results from prior periods have not been restated.

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

____________________________________________________________________________________________

ITEM 4. CONTROLS AND PROCEDURES

____________________________________________________________________________________________

Our management, including our CEO and CFO, has evaluated the effectiveness of our “disclosure controls and procedures” (the disclosure controls and other procedures that are designed to provide reasonable assurance that for recording, processing, summarizing, and reporting on a timely basis the information required to be disclosed in the periodic reports that we file with the U.S. Securities and Exchange Commission), as of the end of the second quarter.

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

Based on their review and evaluation as of June 30, 2006, and subject to the inherent limitations as described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective. In addition, they are not aware of any change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

____________________________________________________________________________________________

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

____________________________________________________________________________________________

ZEVEX held its Annual Meeting of the Shareholders on May 25, 2006. At the Annual Meeting, David J. McNally and Bradly Oldroyd were elected to serve for a three-year term expiring at the 2009 Annual Meeting. The following table summarizes the tabulation for each director nominee.

Director nominee	Votes cast For	Votes Against	Votes Abstained
David J. McNally	5,158,475	177,866	0
Bradly Oldroyd	5,148,875	187,655	0

Directors whose three-year term of office continued after the meeting were: John T. Lemley and Richard L. Shanaman whose terms expire at the 2007 Annual Meeting and Phillip L. McStotts, David B. Kaysen, and Dan Robertson whose term expires at the 2008.

Also approved was the amendment of the Company's Certificate of Incorporation, as amended, (the "Certificate of Incorporation") to (i) increase the total authorized number of shares by 12,000,000 shares (from 12,000,000 to 24,000,000) and (ii) increase the authorized number of shares of common stock by 12,000,000 shares (from 10,000,000 to 22,000,000). Those shareholders voting in favor of the proposal represented 5,053,512 shares of ZEVEX’s common voting stock. Those shareholders voting against the proposal represented 256,545 shares and 26,282 shares abstained from voting.

Also approved was the ZEVEX 2006 Equity Incentive Plan (the “2006 Plan”) as a replacement for the Company’s 1999 Stock Option Plan (the “1999 Plan”) and the Company’s Amended 1993 Stock Option Plan (the “1993 Plan” and, together with the 1999 Plan, the “Old Plans”). Those shareholders voting in favor of the proposal represented 2,173,371 shares of ZEVEX’s common voting stock. Those shareholders voting against the proposal represented 258,822 shares, and 26,081 shares abstained from voting.

At the meeting, the shareholders were asked to ratify the appointment of Ernst & Young LLP, Independent Registered Public Accounting Firm, as independent auditors for the year ending December 31, 2006. Those shareholders voting in favor of the proposal represented 5,326,233 shares of ZEVEX’s common voting stock. Those shareholders voting against the proposal represented 5,366 shares, and 4,740 shares abstained from voting. No other matters were voted upon at the meeting.

____________________________________________________________________________________________

ITEM 5. OTHER INFORMATION

____________________________________________________________________________________________

The Compensation Committee of the Board of the Directors has approved forms of a Restricted Stock Agreement and a Restricted Stock Unit Agreement under the Company’s 2006 Equity Incentive Plan, the forms of which are filed herewith, together with the Plan.

____________________________________________________________________________________________

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

____________________________________________________________________________________________

(a)	Exhibits

The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

Exhibit		Location if other
No.	Title of Document	than attached hereto

3.01*	Certificate of Incorporation	Amendment No. 1 to Form S-1,

filed October 24, 1997

3.02*	Amended Bylaws	March 31, 2002 Form 10-Q

filed May 10, 2002

10.38#	ZEVEX International, Inc. 2006 Equity Incentive Plan	May 25, 2006 Proxy
filed April, 17, 2006
31.01	Rule 13a-14(a)/15d-14(a)

Certification of Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer

32.01	Section 1350 Certification of Chief Executive Officer

32.02	Section 1350 Certification of Chief Financial Officer

10.39#	Form of restricted stock grant for the ZEVEX International, Inc. 2006 Equity Incentive Plan

10.40#	Form of restricted stock unit for the ZEVEX International, Inc. 2006 Equity Incentive Plan

(b)	Reports on Form 8-K.

On April 26, 2006, a Form 8-K was filed to disclose financial results for the first quarter ended March 31, 2006.

On April 13, 2006, a Form 8-K was filed to disclose that the Company entered into a settlement agreement to a filed lawsuit with a medical device manufacturer, alleging the infringement of certain patents by the medical device manufacturer.

#	Identifies a “management contract or compensatory plan or arrangement”.

*	Denotes exhibits specifically incorporated in this Form 10-Q by reference to other filings of the Company

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

Dated: July 31, 2006

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

Dated: July 31, 2006

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

Dated: July 31, 2006

By	/s/ Phillip L. McStotts
Phillip L. McStotts, CFO
(Chief Financial Officer)

EXHIBIT 32.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER,

AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, David J. McNally, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(i)    The accompanying quarterly report on Form 10-Q for the quarter ended June 30, 2006, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)   The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated: July 31, 2006

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

EXHIBIT 32.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER,

AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Phillip L. McStotts, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(i)    The accompanying quarterly report on Form 10-Q for the quarter ended June 30, 2006, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)   The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated: July 31, 2006

By	/s/ Phillip L. McStotts
Phillip L. McStotts, CFO
(Chief Financial Officer)

This certification accompanies the above-described Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                Exhibit 10.39

ZEVEX International, Inc.

RESTRICTED STOCK AGREEMENT

UNDER

2006 EQUITY INCENTIVE PLAN

Name of Recipient:                                                                                  ______________________

Grant Date:                                                                                               ______________________

Number of Shares of Restricted Stock:                                                  ______________________

1.         Award. On the grant date set forth above (the “Grant Date”), ZEVEX International, Inc. (the “Company”) has awarded you the number of shares of Restricted Stock (“Restricted Shares”) indicated above, subject to the terms and conditions set forth in the Company’s 2006 Equity Incentive Plan (the “Plan”) and this Award Agreement.

2.         Vesting. The Restricted Shares shall vest in four equal annual installments of twenty five percent (25%) of total number of Restricted Shares stated above at the end of each of the first four years from the Grant Date, so that 100% of the Restricted Shares shall be vested on the fourth anniversary of the Grant Date, subject to your continued service as an Employee of the Company or a Subsidiary on each vesting date.

3.         Book Entry Account; Issuance of Shares. The Company shall not issue you a certificate for your shares on the Grant Date. Instead, the Company shall instruct its transfer agent to establish a book entry account representing the number of Restricted Shares issued to you hereunder. As soon as practicable following the vesting date, the Company will issue to you (or, in the case of your death of Disability, to your estate or personal representative) certificates representing the number of Restricted Shares that have vested, provided that you have satisfied any tax withholding obligation and otherwise executed any documents that the Company may require in connection with such issuance. When these certificates are issued to you, the shares of Stock represented thereby will be freely tradable in the public market, assuming that the Company continues to meet the requirements of the Securities and Exchange Commission and of the stock exchange on which the shares of Stock are publicly traded. The Company has no obligation to you to continue to qualify for such public trading of its Stock.

4.         Forfeiture of Unvested Restricted Shares upon Termination of Employment; Forfeiture of Unvested and Vested Restricted Shares upon Termination for Cause. If you cease to be an Employee for any reason prior to any vesting date (other than for your death or Disability), then all unvested Restricted Shares shall immediately be forfeited by you without notice to you. If you are removed by the Company as an Employee for Cause (as defined below), all outstanding Restricted Shares, whether unvested or vested, shall be forfeited by you as of the date of your removal for Cause. For purposes of this Award Agreement, “Cause” shall mean any of the following: embezzlement; fraud; dishonesty; non-payment of an obligation to the Company; breach of fiduciary duty or deliberate disregard of the Company’s rules that results in loss, damage, or injury to the Company; or an unauthorized disclosure of the Company’s trade secrets or confidential information.

5.         Acceleration of Vesting upon Death or Disability. If your employment with the Company terminates because of your death or Disability, then 100% of the Restricted Shares shall become vested. In the case of the termination of your employment due to your death, the vesting date shall be the date of your death. In the case of the termination of your employment for your Disability, the vesting date shall be the later of (i) the date of termination of your employment or (ii) the determination of your Disability.

6.         Tax Withholding. The Company will withhold from the number of shares of Stock otherwise issuable hereunder a number of shares necessary to satisfy the minimum statutorily required tax withholding obligations. Such shares will be valued at their Fair Market Value when the taxable event occurs.

7.         Limited Transferability. The Restricted Shares may not be transferred, pledged, assigned, hypothecated or otherwise disposed of in any way, except by will or by the laws of descent and distribution. The Restricted Shares shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Restricted Shares contrary to the provisions hereof, and the levy of any execution, attachment or similar process upon the Restricted Shares, shall be null and void and without effect. Once the Restricted Shares have vested and certificates have been issued therefore, such shares of Stock may be freely tradable on the public market, as described in Section 3 above.

8.         Other Restrictions. The issuance of shares of Stock hereunder is subject to compliance by the Company and you with all applicable legal requirements applicable thereto, including tax withholding obligations, and with all applicable regulations of any stock exchange on which the Stock may be listed at the time of issuance. The Company may delay the issuance of shares of Stock hereunder to ensure at the time of issuance there is a registration statement for the shares in effect under the Securities Act of 1933.

9.         No Employment or Continued Service. Neither the award to you of the Restricted Shares nor the delivery to you of this Award Agreement or any other document relating to the Restricted Shares will confer on you the right to employment with the Company or to continued service as an Employee.

10.       No Shareholder Rights. Neither the award to you of the Restricted Shares nor the delivery to you of this Award Agreement or any other document relating to the Restricted Shares will entitle you to any rights of a shareholder of the Company with respect to the shares of Stock subject to this Award Agreement prior to your receipt of the shares of Stock in accordance with this Award Agreement.

11.       No Fractional Shares. The Restricted Shares granted hereunder shall be issued only in whole shares of Stock, and no fractional share of Stock shall be issued.

12.       Mergers, Reorganizations, and Certain Other Changes. In the event of the Company’s liquidation, reorganization, separation, merger or consolidation into, or acquisition of property or stock by another corporation, or sale of substantially all assets to another corporation, your rights with respect to the Restricted Shares awarded hereunder shall be governed by the Committee, as provided in the Plan.

13.	Additional Provisions

a.         This Award Agreement is subject to the provisions of the Plan, which may be amended by the Committee from time to time as provided therein. A copy of the Plan is available upon request. Capitalized terms not defined in this Award Agreement are used as defined in the Plan. If the Plan and this Award Agreement are inconsistent, the provisions of the Plan will govern.

b.         The Plan and this Award Agreement represent the entire agreement of you and the Company with respect to the Restricted Shares granted pursuant to this Award Agreement and supersedes in their entirety all prior undertakings and agreements of the Company and you with respect to the subject of this Award Agreement and may not be modified except by means of a written agreement between the Company and you.

c.         Interpretations of the Plan and this Award Agreement by the Committee are binding on you and the Company.

d.         Neither the Plan nor this Award Agreement shall create or be construed to create a trust or separate fund of any kind or a fiduciary relationship between the Company and any other person. To the extent that any person acquires a right to receive payments form the Company pursuant to an Award Agreement, such right shall be no greater than the right of any unsecured creditor of the Company.

e.         Any notice hereunder by you to the Company shall be given in writing and such notice shall be deemed duly given only upon receipt thereof by the Secretary of the Company. Any notice hereunder by the Company to you shall be given in writing and such notice shall be deemed duly given only upon receipt thereof at such address as is reflected on the then-current records of the Company.

f.         This Award Agreement shall be construed and enforced in accordance with the laws of the State of Utah, without giving effect to the choice of law principles thereof.

IN WITNESS WHEREOF, the Company and you have executed this Award Agreement effective as of the Grant Date. By signing below, you acknowledge that you have received, have read, and understand the terms of the Plan and this Award Agreement.

[signature page follows]

RECIPIENT	ZEVEX International, Inc.

_
Signature of Recipient	By:_______________________________
Signature of Representative

                                                                         _

Name of Recipient—Please Print	__________________________________
Name of Representative—Please Print

                                                                         _

Social Security Number of Recipient	__________________________________
Title of Representative

                Exhibit 10.40

ZEVEX International, Inc.

RESTRICTED STOCK UNIT AGREEMENT

UNDER

2006 EQUITY INCENTIVE PLAN

Name of Recipient:                                                                                  ______________________

Grant Date:                                                                                               ______________________

Number of RSUs:                                                                                       ______________________

14.       Award. On the grant date set forth above (the “Grant Date”), ZEVEX International, Inc. (the “Company”) has awarded you the number of Restricted Stock Units (“RSUs”) indicated above, subject to the terms and conditions set forth in the Company’s 2006 Equity Incentive Plan (the “Plan”) and this Award Agreement.

15.       Vesting. The RSUs shall become vested in four equal annual installments of twenty five percent (25%) of total number of RSUs stated above at the end of each of the first four years from the Grant Date, so that 100% of the RSUs shall be vested on the fourth anniversary of the Grant Date, subject to your continued service as an Employee of the Company or a Subsidiary on each vesting date. Upon such vesting, each RSU shall be convertible by you into one whole share of the Company’s Stock, except as otherwise provided herein.

16.       Issuance of Shares of Stock. As soon as practicable following each vesting date, the Company will issue to you (or in the event of your death or Disability, to your estate or personal representative) certificates representing shares of Stock that you have the right to receive in exchange for all vested RSUs, provided that you have satisfied any tax withholding obligation and otherwise executed any documents that the Company may require in connection with such issuance. When these certificates are issued to you, the shares of Stock represented thereby will be freely tradable in the public market, assuming that the Company continues to meet the requirements of the Securities and Exchange Commission and of the stock exchange on which the shares of Stock are publicly traded. The Company has no obligation to you to continue to qualify for such public trading of its Stock.

17.       Forfeiture of Unvested RSUs upon Termination of Employment; Forfeiture of Unvested and Vested RSUs upon Termination for Cause. If you cease to be an Employee for any reason prior to any vesting date (other than for death or Disability), then all unvested RSUs shall immediately terminate without notice to you and shall be forfeited. If you are removed by the Company as an Employee for Cause (as defined below), all outstanding RSUs which are not vested immediately prior to your removal, and all outstanding RSUs which have vested immediately prior to your removal, shall terminate as of the date of removal for Cause, and Stock may not be issued in respect of such RSUs. For purposes of this Award Agreement, “Cause” shall mean any of the following: embezzlement; fraud; dishonesty; non-payment of an obligation to the Company; breach of fiduciary duty or deliberate disregard of the Company’s rules that results in loss, damage, or injury to the Company; or an unauthorized disclosure of the Company’s trade secrets or confidential information.

18.       Acceleration of Vesting upon Death or Disability. If your employment with the Company terminates because of your death or Disability, then 100% of the RSUs shall become vested. In the case of the termination of your employment due to your death, the vesting date shall be the date of your death. In the case of the termination of your employment for your Disability, the vesting date shall be the later of (i) the date of termination of your employment or (ii) the determination of your Disability.

19.       Tax Withholding. The Company may withhold from the number of shares of Stock otherwise issuable hereunder a number of shares necessary to satisfy the minimum statutorily required tax withholding obligations. Such shares will be valued at their Fair Market Value when the taxable event occurs.

20.       Limited Transferability. The RSUs may not be transferred, pledged, assigned, hypothecated or otherwise disposed of in any way, except by will or by the laws of descent and distribution. The RSUs shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the RSUs contrary to the provisions hereof, and the levy of any execution, attachment or similar process upon the RSUs, shall be null and void and without effect. Once the RSUs have vested and have been exchanged for certificates representing shares of Stock, such shares of Stock may be freely tradable on the public market, as described in Section 3 above.

21.       Other Restrictions. The issuance of shares of Stock hereunder is subject to compliance by the Company and you with all applicable legal requirements applicable thereto, including tax withholding obligations, and with all applicable regulations of any stock exchange on which the Stock may be listed at the time of issuance. The Company may delay the issuance of shares of Stock hereunder to ensure at the time of issuance there is a registration statement for the shares in effect under the Securities Act of 1933.

22.       No Employment or Continued Service. Neither the award to you of the RSUs nor the delivery to you of this Award Agreement or any other document relating to the RSUs will confer on you the right to employment with the Company or to continued service as an Employee.

23.       No Shareholder Rights. Neither the award to you of the RSUs nor the delivery to you of this Award Agreement or any other document relating to the RSUs will entitle you to any rights of a shareholder of the Company with respect to the shares of Stock subject to this Award Agreement prior to your receipt of the shares of Stock in accordance with this Award Agreement.

24.       No Fractional Shares. The RSUs granted hereunder shall be issued only in whole shares of Stock, and no fractional share of Stock shall be issued.

25.       Mergers, Reorganizations, and Certain Other Changes. In the event of the Company’s liquidation, reorganization, separation, merger or consolidation into, or acquisition of property or stock by another corporation, or sale of substantially all assets to another corporation, your rights with respect to the RSUs awarded hereunder shall be governed by the Committee, as provided in the Plan.

26.	Additional Provisions

a.         This Award Agreement is subject to the provisions of the Plan, which may be amended by the Committee from time to time as provided therein. A copy of the Plan is available upon request. Capitalized terms not defined in this Award Agreement are used as defined in the Plan. If the Plan and this Award Agreement are inconsistent, the provisions of the Plan will govern.

b.         The Plan and this Award Agreement represent the entire agreement of you and the Company with respect to the RSUs granted pursuant to this Award Agreement and supersedes in their entirety all prior undertakings and agreements of the Company and you with respect to the subject of this Award Agreement and may not be modified except by means of a written agreement between the Company and you.

c.         Interpretations of the Plan and this Award Agreement by the Committee are binding on you and the Company.

d.         Neither the Plan nor this Award Agreement shall create or be construed to create a trust or separate fund of any kind or a fiduciary relationship between the Company and any other person. To the extent that any person acquires a right to receive payments form the Company pursuant to an Award Agreement, such right shall be no greater than the right of any unsecured creditor of the Company.

e.         Any notice hereunder by you to the Company shall be given in writing and such notice shall be deemed duly given only upon receipt thereof by the Secretary of the Company. Any notice hereunder by the Company to you shall be given in writing and such notice shall be deemed duly given only upon receipt thereof at such address as is reflected on the then-current records of the Company.

f.        This Award Agreement shall be construed and enforced in accordance with the laws of the State of Utah, without giving effect to the choice of law principles thereof.

IN WITNESS WHEREOF, the Company and you have executed this Award Agreement effective as of the Grant Date. By signing below, you acknowledge that you have received, have read, and understand the terms of the Plan and this Award Agreement.

[signature page follows]

RECIPIENT	ZEVEX International, Inc.

_
Signature of Recipient	By:_______________________________
Signature of Representative

                                                                         _

Name of Recipient—Please Print	__________________________________
Name of Representative—Please Print

                                                                         _

Social Security Number of Recipient	__________________________________
Title of Representative