Form 10-Q
period 2006-09-30
ZEVEX INTERNATIONAL INC
filed 2006-10-31
CIK 827056

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 13, 2006, the Company had outstanding 5,634,591 shares of common stock, par value $0.001 per share.

ZEVEX INTERNATIONAL, INC.

FORM 10-Q

For the Three Month and Nine Month Periods Ended September 30, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements:

Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	4

Consolidated Statements of Operations for the three month and nine month
periods ended September 30, 2006 and 2005	5

Consolidated Statements of Cash Flows for the nine month periods ended
September 30, 2006 and 2005	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	23

PART I

FINANCIAL INFORMATION

____________________________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

____________________________________________________________________________________________

ZEVEX International, Inc. (“ZEVEX” or the “Company”) files herewith balance sheets of ZEVEX as of September 30, 2006, (unaudited) and December 31, 2005, and the related (unaudited) statements of operations for the respective three month and nine month periods ended September 30, 2006 and 2005 and the related (unaudited) statements of cash flows for the nine month periods ended September 30, 2006 and 2005. In the opinion of ZEVEX’s management, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of ZEVEX for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of ZEVEX and the notes thereto included in the Annual Report of ZEVEX on Form 10-K for the year ended December 31, 2005.

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$ 3,362,761	$ 1,284,218
Designated cash for sinking fund payment on industrial
development bond	65,509	89,037
Accounts receivable, net of allowance for doubtful accounts
of $129,000 at September 30, 2006 and $130,000 at December 31, 2005	7,430,511	5,641,229
Inventories	5,454,909	4,586,418
Deferred income taxes	511,634	-
Prepaid expenses and other current assets	515,438	213,612
Total current assets	17,340,762	11,814,514
Property and equipment, net	4,562,326	4,639,136
Patents, trademarks and other intangibles, net	341,182	348,467
Goodwill, net	4,048,264	4,048,264
Deferred income taxes, non-current	204,692	-
Total assets	$ 26,497,226	$ 20,850,381
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 2,690,273	$ 2,462,071
Other accrued liabilities	1,496,294	1,293,876
Deferred revenue	-	52,081
Current portion of industrial development bond	100,000	100,000
Current portion of other long-term debt	58,557	56,219
Total current liabilities	4,345,124	3,964,247

Industrial development bond	1,000,000	1,100,000
Other long-term debt	665,928	710,143
Stockholders' equity
Common stock; $.001 par value, 22,000,000
authorized shares, 5,692,543 issued and 5,633,841
outstanding at September 30, 2006 and 5,349,890
issued and 5,291,040 outstanding at December 31, 2005	5,692	5,350
Additional paid in capital	18,756,915	16,719,396
Unrealized loss on marketable securities	(5,850)	-
Treasury stock, 58,702 shares (at cost) at September 30, 2006
and 58,850 shares (at cost) at December 31, 2005	(89,085)	(89,422)
Retained earnings (accumulated deficit)	1,818,502	(1,559,333)
Total stockholders' equity	20,486,174	15,075,991
Total liabilities and stockholders' equity	$ 26,497,226	$ 20,850,381

ZEVEX INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Product sales	$ 10,260,922	$ 7,985,249	$ 30,857,138	$ 20,512,430
Engineering services	181,558	151,974	654,315	406,610
Total revenue	10,442,480	8,137,223	31,511,453	20,919,040

Cost of sales	6,932,666	5,056,861	20,562,223	13,183,688
Gross profit	3,509,814	3,080,362	10,949,230	7,735,352

Operating expenses:
General and administrative	1,273,201	1,125,484	3,999,423	3,254,096
Selling and marketing	1,043,698	819,716	3,072,871	2,492,773
Research and development	487,017	330,242	1,211,263	895,870
Total operating expenses	2,803,916	2,275,442	8,283,557	6,642,739

Operating income	705,898	804,920	2,665,673	1,092,613

Other income (expense):
Interest and other income	40,242	12,337	64,310	28,892
Patent infringement settlement	-	-	947,760	-
Interest expense	(30,749)	(31,774)	(100,867)	(119,766)
Income before income taxes	715,391	785,483	3,576,876	1,001,739

Provision for income taxes	(296,859)	-	(196,970)	(2,635)

Net income	$ 418,532	$ 785,483	$ 3,379,906	$ 999,104

Basic net income per share	$ 0.07	$ 0.15	$ 0.61	$ 0.20

Weighted average shares outstanding	5,633,149	5,110,936	5,502,806	5,106,823

Diluted net income per share	$ 0.07	$ 0.15	$ 0.55	$ 0.19

Diluted weighted average shares outstanding	6,323,146	5,363,213	6,189,496	5,297,835

ZEVEX INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 3,379,906	$ 999,104
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	542,547	526,286
Non-cash stock-based compensation expense	322,976	-
Stock issued for services	55,724	25,928
Provision for bad debts	(1,975)	3,407
Realized gain on disposal of assets	(8,323)	-
Deferred income taxes	(716,326)	-
Changes in operating assets and liabilities:
Designated cash for sinking fund payment
on industrial development bond	23,528	24,145
Accounts receivable	(1,787,307)	(1,983,903)
Inventories	(868,490)	299,203
Prepaid expenses and other assets	(307,676)	116,427
Accounts payable	228,202	388,540
Accrued and other liabilities	202,482	252,344
Deferred revenue	(52,081)	83,332
Income taxes receivable/payable	(64)	-

Net cash provided by operating activities	1,013,123	734,813

Cash flows from investing activities
Purchase of property and equipment	(1,024,116)	(766,387)
Additions of patents and trademarks	(14,336)	(38,797)
Proceeds from sale of land	588,323	-

Net cash used in investing activities	(450,129)	(805,184)

Cash flows from financing activities
Principal payments on long-term debt	(41,877)	(39,662)
Payments on industrial development bond	(100,000)	(100,000)
Net proceeds from bank line of credit	-	610,536
Income tax benefit from exercise of stock options	909,701	-
Proceeds from exercise of stock options	747,725	-

Net cash provided by financing activities	1,515,549	470,874

Net increase in cash and cash equivalents	2,078,543	400,503

Cash and cash equivalents at beginning of period	1,284,218	212,859

Cash and cash equivalents at end of period	$ 3,362,761	$ 613,362

ZEVEX INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information along with the instructions to SEC Form 10-Q. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s 2005 Annual Report on SEC Form 10-K.

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

Stock-Based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R effective as of January 1, 2006, the beginning of the Company’s fiscal year.  The Company has adopted SFAS 123R using the modified prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which services have not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  Results for prior periods have not been restated in accordance with AFAS No. 123R.

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

Stock-Based Compensation (continued)

income and income per share had compensation cost for the Company’s employee stock options been determined consistent with the fair value methodology prescribed under SFAS 123 for the three months and nine months ended September 30, 2005. Net income for the three months and nine months ended September 30, 2006 includes $84,000 and $258,000, respectively in stock-based compensation expense associated with granted stock options and restricted stock units as a result of adopting SFAS 123R. Also, net income for the three months and nine months ended September 30, 2006 includes $48,000 and $65,000, respectively in stock-based compensation expense associated with accelerated vesting of stock options granted in prior years for termination of certain employees prior to when actual vesting would have occurred.

	Three months ended		Nine months ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Net income as reported	$ 418,532	$ 785,483	$ 3,379,906	$ 999,104
Less: Stock compensation expense determined under fair value method, net of related tax effects	-	127,013	-	367,182
Pro forma net income	$ 418,532	$ 658,470	$ 3,379,906	$ 631,922
Earnings per share:
Basic – as reported	$ 0.07	$ 0.15	$ 0.61	$ 0.20
Basic – pro forma	$ 0.07	$ 0.13	$ 0.61	$ 0.12
Diluted – as reported	$ 0.07	$ 0.15	$ 0.55	$ 0.19
Diluted – pro forma	$ 0.07	$ 0.12	$ 0.55	$ 0.12

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, requiring that such costs be recognized as current-period costs regardless of whether they meet the criterion of “so abnormal”, currently required by the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As such, the Company adopted this statement as of January 1, 2006. There was no impact on the financial statements as a result of such adoption in the nine months ended September 30, 2006. Because the provisions of this standard must be applied prospectively, there will be no effect on previously-issued financial statements. It is not possible to predict the effect SFAS No. 151 might have on future reported results because it will depend on the levels of “abnormal” inventory costs incurred in the future, if any. However, the Company has not historically had significant amounts of “abnormal” inventory costs, as defined by this Statement.

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The Company adopted this statement as of January 1, 2006. There was no impact on the financial statements as a result of such adoption in the nine months ended September 30, 2006.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007. The Company is continuing to evaluate the effect, if any, the adoption of FIN 48 will have on the financial position and results of operations.

2. Debt

The Company maintains a line of credit arrangement with a financial institution with availability of $3 million. The line matures on May 27, 2007, is collateralized by accounts receivable and inventory and bears interest at the rate of LIBOR plus 1.80%, which was an effective rate of 7.12% at September 30, 2006 and LIBOR plus 2.40%, which was an effective rate of 6.79% at December 31, 2005. The Company’s balance on this line of credit was $0 at September 30, 2006 and December 31, 2005. Under the line of credit agreement, the Company is restricted from declaring cash dividends and must maintain certain levels of working capital and meet certain other financial covenants. The Company was in compliance with such covenants as of September 30, 2006.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement, as amended, is secured by the Company’s manufacturing facility. The note is due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The outstanding balance at September 30, 2006 was $724,485, of which $58,557 is classified as current.

3. Stock Based Compensation

The Company adopted SFAS No. 123R as of January 1, 2006, the beginning of the Company’s fiscal year. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25 and requires companies to expense the fair value of employee stock options and other equity-based awards.  For the three month and nine month periods ended September 30 2006, the Company recorded a total non-cash charge of $84,000 and $258,000, respectively related to stock-based compensation resulting from the adoption of SFAS No. 123R.

Also, net income for the three months and nine months ended September 30, 2006 includes $48,000 and $65,000, respectively in stock-based compensation expense associated with accelerated vesting of stock options granted in prior years for termination of employees prior the when actual vesting would have occurred.

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

During 2006, the Board of Directors established the 2006 Equity Incentive Plan (the “2006 Plan”), which was ratified by shareholders in May 2006. The 2006 Plan authorized 1,000,000 shares of common stock for issuance, subject to adjustment for such matters as stock splits and stock dividends. The 2006 Plan provides for the grant of

3. Stock Based Compensation (continued)

restricted stock, restricted stock units, incentive stock options, stock appreciation rights, and stock awards to eligible participants and may be administered by the Board of Directors or by the Compensation Committee. During the three months ended September 30, 2006, 50,400 restricted stock units (RSU) were granted under the 2006 Plan. The restricted stock has a four year vesting period, during which the recipient must remain employed with the Company.  The fair value of the stock on the date of grants made during three months ended September 30, 2006 was $9.98 per share.

A summary of stock option activity for both plans, and related information for the nine months ended September 30, 2006, follows:

	Shares	Outstanding Stock Options		Restricted Stock Units		Average	Aggregate
	Available for Grant	Number of Shares	Price Per Share	Number of Shares	Price Per Share	Exercise Price	Intrinsic Value

Balance at January 1,2006	45,185	1,452,000	$ 1.27 – 8.55	--	--	$ 3.26	$7,060,138
Additional authorization	1,000,000	--	--	--	--	--	--
Options/shares granted	(49,736)	49,736	2.40 – 13.13	--	--	10.03	--
RSU granted	(50,400)	--	--	50,400	$ 9.98	--	--
Options exercised	--	(342,611)	1.27 – 3.17	--	--	2.28	3,568,444
Options forfeited	91,500	(91,500)	2.23 – 8.55	--	--	3.02	612,638
Options expired	--	--	--	--	--	--	--
Balance at Sept. 30, 2006	1,036,549	1,067,625	$1.44 – 13.13	50,400	$ 9.98	$ 3.91	$5,495,096

Vested at Sept. 30, 2006		826,125	$ 1.44 – 8.55	--	--	$ 3.19	$4,795,416

Below is option information based on segregated ranges of exercise prices as of September 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ 1.44-3.33	857,625	3.7 years	$ 2.67	751,125	3.4 years	$ 2.65
8.55-13.13	210,000	5.0 years	8.99	75,000	6.2 years	8.55
$ 1.44-13.13	1,067,625	3.9 years	$ 3.91	826,125	3.6 years	$ 3.19

Total stock-based compensation expense was approximately $132,000 and $323,000 for the three months and nine months ended September 30, 2006. As of September 30, 2006, there was approximately $677,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over the applicable vesting terms of three to five years.

Black-Scholes pricing models require using certain assumptions, including expected volatility, dividend yields, risk-free interest rates, expected lives, and forfeiture rates.  Expected stock price volatility, for options issued during the nine month period ending September 30, 2006 ranged from 77.35% to 78.99%, and was estimated using historical volatilities of the Company’s stock at each grant date.  Expected dividend yields were 0.0%.  US Treasury bill yields with terms corresponding to expected terms of the awards being valued were used to estimate risk-free interest rates, the weighted average of which was 4.89%.  The weighted-average grant-date fair value of equity options granted during the period was $7.00 per option share. In estimating expected lives, contractual and vesting terms of awards, along with historical experience, were considered; however, due to insufficient historical data from which to reliably estimate expected lives, the Company used estimates based on the “shortcut approach” set forth in SFAS 123R, where the expected life of 3.5 years was estimated to be the mid-point between the vesting date and the end of the contractual term.  Estimated forfeiture rates were based primarily on historical data.

4. Comprehensive Income

For the three month and nine month periods ended September 30, 2006, the Company had comprehensive income of $420,331 and $3,374,056, respectively. For the three month and nine month periods ended September 30, 2005, the Company had a comprehensive income of $776,483 and $998,654, respectively.

5. Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Materials	$ 3,455,869	$ 3,139,027
Work in progress	748,939	756,747
Finished goods, including completed subassemblies	1,250,101	690,644
	$ 5,454,909	$ 4,586,418

6. Net Income Per Common Share

Basic net income per common share is calculated by dividing net income for the period by the weighted-average number of the Company’s common shares outstanding.

Diluted net income per common share includes the dilutive effect of options in the weighted-average number of the Company’s common shares outstanding as calculated using the treasury stock method. For the three months ended September 30, 2006 and September 30, 2005, 15,000 option shares and 329,250 option shares, respectively, were not included because they were antidilutive. For the nine months ended September 30, 2006 and September 30, 2005, 15,000 option shares and 419,250 option shares, respectively, were not included because they were antidilutive.

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

Segment information for the three months ended September 30, 2006 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 7,424	$ 3,018	$ --	$ 10,442
Cost of sales	5,007	1,926	--	6,933
Gross profit	2,417	1,092	--	3,509
Selling and marketing	771	272	--	1,043
Research and development	228	259	--	487
Contribution margin	1,418	561	--	1,979
General and administrative	--	--	1,273	1,273
Other (income)/expenses	--	--	(10)	(10)
Provision for income taxes	--	--	297	297
Net income				$ 419

Total assets	$ 68	$ 4,048	$ 22,381	$ 26,497

7. Business Segments (continued)

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. All assets other than those specifically identified fixed assets and goodwill are included in Corporate and Unallocated. The only specifically identified fixed assets include enteral feeding pumps and certain tooling, which are included in the Therapeutics segment. All other fixed assets are used jointly by these segments. Goodwill represents approximately $4,048,000 in the Applied Technology segment. The above segments include stock-based compensation of approximately $132,000, allocated to Therapeutics in the amount of $37,000, Applied Technology in the amount of $44,000, and Corporate and Unallocated in the amount of $51,000. No compensation costs were capitalized.

Segment information for the three months ended September 30, 2005 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 4,745	$ 3,392	$ --	$ 8,137
Cost of sales	3,064	1,993	--	5,057
Gross profit	1,681	1,399	--	3,080
Selling and marketing	658	162	--	820
Research and development	246	84	--	330
Contribution margin	777	1,153	--	1,930
General and administrative	--	--	1,125	1,125
Other (income)/expenses	--	--	20	20
Provision for income taxes	--	--	--	--
Net income				$ 785

Segment information for the nine months ended September 30, 2006 (in thousands) follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 20,739	$ 10,772	$ --	$ 31,511
Cost of sales	14,109	6,453	--	20,562
Gross profit	6,630	4,319	--	10,949
Selling and marketing	2,211	862	--	3,073
Research and development	727	484	--	1,211
Contribution margin	3,692	2,973	--	6,665
General and administrative	--	--	3,999	3,999
Other (income)/expenses	--	--	(911)	(911)
Provision for income taxes	--	--	197	197
Net Income				$ 3,380

The above segments include stock-based compensation of approximately $323,000, allocated to Therapeutics in the amount of $81,000, Applied Technology in the amount of $84,000, and Corporate and Unallocated in the amount of $158,000. No compensation costs were capitalized.

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

8. Other Events

On February 23, 2006, ZEVEX International, Inc., (the “Company”) filed a complaint in the United States District Court, alleging the infringement of certain patents by a medical device manufacturer. The complaint alleged that the manufacturer made, sold and offered for sale infusion pumps that utilized ZEVEX patented technology. On April 7, 2006, the parties entered into a Settlement Agreement under which the Company granted a non-exclusive royalty-free license to the manufacturer to use certain Patents in the intravenous infusion pump market and dismissed the lawsuit within seven days of settlement. The Settlement Agreement also provided that the manufacturer would pay to the Company the sum of One Million Dollars ($1,000,000), provide a covenant not to sue under certain claims of Patents held by the manufacturer, and provide appropriate patent markings on manufactured product. Such amount is included net of associated legal costs in the statement of operations for the nine months ended September 30, 2006.

16

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

In the third quarter and first nine months of 2006, our Therapeutics division produced significant revenue growth. This revenue growth was the result of increasing sales of our EnteraLite® Infinity® portable feeding pump product line in the U.S. and the international roll-out of the Flocare® Infinity® product line which we private-label for Nutricia Clinical. Both of these product lines were launched in 2005.

During the third quarter of 2006 our Therapeutics division produced revenue of $7.4 million, achieving growth of 56% over the third quarter of 2005. Based on the growing market acceptance of the EnteraLite® Infinity® product line and the continued sales strength of our original EnteraLite® product line, our domestic Therapeutics sales force produced revenue of $3.6 million, achieving growth of 14% over the third quarter of 2005. Based primarily upon strong sales to Nutricia Clinical, revenue from our international Therapeutics division increased to $3.9 million during the third quarter, growing 139% over the third quarter of 2005.

During the first nine months of 2006, our Therapeutics division produced revenue of $20.7 million and growth of 85% over the first nine months of 2005. During that same period, our domestic Therapeutics sales force generated revenue of $9.7 million and growth of 15% over the first nine months of 2005. International Therapeutics division revenue was $11 million during the first nine months of 2006, up significantly from $2.8 million during the first nine months of 2005, primarily due to sales to Nutricia Clinical.

Our Applied Technology Division

We also provide design and manufacturing services in a multi-billion dollar market to worldwide medical device leaders who, in turn, sell our components and systems under private label or incorporate them into their products. We call this our Applied Technology division. These OEM (Original Equipment Manufacturer) products include ultrasonic sensors and surgical handpieces, sensor components, and electronic instruments. Our operation in Salt Lake City has been certified to world-class medical device quality standards, meeting ISO 9001:2000 and ISO 13485:2003 certification requirements. We also employ a quality system that has been designed to meet the U. S. Food and Drug Administration’s Good Manufacturing Practices.

In the third quarter of 2006 our Applied Technology division sales decreased 11% compared to the same period of 2005. The decrease in sales for the quarter was primarily due to a decrease in demand from one of our largest sensor customers and one of our systems customers. We believe that this decrease is temporary, and expect that revenue from these customers will increase during the fourth quarter.

During the first nine months of 2006, our Applied Technology division experienced sales growth of our core sensors and surgical ultrasound products compared to the same nine month period of 2005. Our largest customers for these products continued to post market share gains, from which we have benefited. As a result, our Applied Technology division produced revenue of $10.8 million, growth of 11% for the first nine months of 2006 over 2005.

In the third quarter of 2006, revenue from our two divisions grew 28%, producing consolidated revenue of $10,442,480 and net income of $418,532, compared to consolidated revenue of $8,137,223 and net income of $785,483 for the third quarter of 2005. For the first nine months of 2006, consolidated revenue grew 51% to $31,511,453 and net income was $3,379,906, compared to consolidated revenue of $20,919,040 and net income of $999,104 for the first nine months of 2005.

Revenue from our Therapeutics division and from our Applied Technology division constituted 71% and 29%, respectively, of our third quarter 2006 consolidated revenue, and 66% and 34%, respectively, of our consolidated revenue for the first nine months of 2006. Revenue from our Therapeutics division and our Applied Technology division constituted 58% and 42%, respectively, of our consolidated revenue for the third quarter in 2005, and 54% and 46%, respectively, of our consolidated revenue for the first nine months in 2005.

Results of Operations

Our revenue increased by approximately 28% during the third quarter of 2006, to $10,442,480, compared to $8,137,223 for the third quarter of 2005. Therapeutics division products generated 71% and Applied Technology division products generated 29% of total revenue during the third quarter 2006. During the third quarter of 2006, one customer accounted for 34% of total revenue. During the same period of 2005, one customer accounted for 15% and another customer accounted for 13% of total revenue.

Our Therapeutics division revenue increased 56% to $7,424,629 during the third quarter of 2006, compared to $4,745,042 in the third quarter of 2005. The increase in revenue from last year is due to an increase of 139% in our international Therapeutics revenue, largely due to the growth of our business with Nutricia Clinical. Nutricia

Clinical is our exclusive distributor for the Flocare® Infinity®, a private-label version of our EnteraLite® Infinity® portable enteral feeding pump, in 32 countries outside of North America. Our domestic EnteraLite® Infinity® and EnteraLite( portable feeding pump and disposable set revenue increased 24% over the third quarter of 2005, while revenue from our stationary enteral feeding delivery products decreased 22% over the same period of 2005.

Our Applied Technology division revenue decreased 11% to $3,017,851 during the third quarter of 2006, compared to $3,392,181 in same period of 2005. Specifically, during the third quarter of 2006, sensor and surgical handpiece revenue decreased approximately 7%, from the third quarter of 2005, primarily because one of our largest sensor customers substantially reduced its purchases of our sensors compared with the prior year’s quarter. Applied Technology engineering services revenue increased 35% to $180,000 during the third quarter of 2006 compared to $135,000 for the same period in 2005. Our medical systems revenue decreased approximately 39% to $360,000, from $590,000 for the third quarter of 2005, due to a reduction in demand from one particular customer.

Our revenue increased by approximately 51% during the first nine months of 2006, to $31,511,453, compared to $20,919,040 for the first nine months of 2005. Our Therapeutics division products generated 66% and revenue of Applied Technology division products generated 34% of total revenue during the first nine months of 2006. During the first nine months of 2006 one customer accounted for 32% and another customer accounted for 10% of total revenue. During the same period of 2005, one customer accounted for 14% of total revenue.

Our Therapeutics division revenue increased 85% to $20,738,813 during the first nine months of 2006, compared to $11,234,335 for the first nine months of 2005. The increase in revenue from last year is due primarily to an increase of 297% in our international Therapeutics revenue largely due to the growth of our business with Nutricia Clinical. Our domestic EnteraLite® Infinity® and EnteraLite( portable feeding pump and disposable set revenue increased 24% over the first nine months of 2005. These increases were partially offset by a decrease of 14% in sales of domestic stationary enteral feeding delivery products within our Therapeutics division for the same period.

Our Applied Technology division revenue increased 11% to $10,772,640 during the first nine months of 2006, compared to $9,684,705 in same period of 2005. Specifically, during 2006, sensor and surgical handpiece revenue increased approximately 21% to $8.7 million, compared to $7.2 million in the first nine months of 2005, primarily because our largest customers for these products continued to post market share gains early in the year. Applied Technology engineering service revenue increased 99% to $620,000 during first nine months of 2006 compared to $310,000 for first nine months of 2005. These increases more than offset a decrease in medical systems revenue of approximately to $1.4 million or 35% compared to $2.2 million for the same period of 2005.

Our gross profit as a percentage of revenue was approximately 33.6% for the third quarter of 2006 compared to 37.9% for the third quarter of 2005. Gross profit as a percentage of revenue was approximately 34.8% for the first nine months of 2006 compared to 37% for the first nine months of 2005. We primarily attribute this decrease to the following four factors. First, the product mix delivered by each business division differed during the periods in 2006 and 2005. Specifically, during the third quarter of 2006, our revenue was greater in lower margin products than in the prior year. Second, we incurred one-time costs associated with the transfer of manufacturing of the enteral disposable products of our Therapeutics division to a new third-party supplier. Third, we generated lower-margin service revenue of approximately $800,000 in the third quarter and $2,200,000 in the first nine months of 2006. The service relates to the maintenance of Nutricia Clinical’s enteral feeding pumps and is performed on our behalf by our third party service provider in Europe. Although this service business generates operating margin, the gross margin on service is well below our corporate average. Fourth, material costs have increased over the prior year at a rate that was greater than expected. Our engineers in research and development and operations are currently executing cost reduction initiatives that we expect will allow us return to prior levels of gross margin during the first half of 2007. Please refer to Note 7 of the Unaudited Consolidated Financial Statements for discussion of our business segments, including gross profit and our definition of contribution margin.

Depreciation and amortization expenses were $201,521 in the third quarter of 2006 compared to $177,092 in the third quarter of 2005, and $542,547 in the first nine months of 2006 compared to $526,286 in the first nine months of 2005.

Selling, general and administrative expenses during the third quarter of 2006 increased to $2,316,899, compared to $1,945,200 for the third quarter of 2005. During the first nine months of 2006 selling, general and administrative expenses increased to $7,072,294, compared to $5,746,869 for the first nine months of 2005. The increases for these periods are primarily related to increased investments in sales and marketing, and increased general and administrative expenses, including recruiting expenses, personnel and insurance costs, legal fees, non-cash stock-based compensation expense, incentive bonus accruals, and Sarbanes-Oxley Section 404 compliance costs. Due to our sales growth in the first nine months of 2006, our selling, general and administrative expenses actually decreased as a percentage of sales, from 27% in first nine months of 2005 to 22% in first nine months of 2006. Also, due to the appreciation of our stock, our market capitalization held by non-affiliate shareholders exceeded $75 million on June 30, 2006, which means that we will be an “accelerated filer” under the SEC rules. One significant requirement of being an “accelerated filer” is that we will be required in 2006 to comply with all of the reporting and certification requirements relating to our internal controls over financial reporting under Section 404 of the Sarbanes Oxley Act. In order to meet such requirements, we are required now to document and test our internal controls, which we will report and certify in 2006. In this regard, we have met the qualification requirements for Sarbanes-Oxley Section 404 compliance by year-end. As a result, we estimate that we will incur additional expenses for consulting and auditing expenses related to compliance during the fourth quarter of 2006, which will be included in general and administrative expenses.

We combine the resources of our full-time engineers with several independent contractors to perform research and development projects. We increased our investment in the research and development of new products and technologies to $487,017 during the third quarter of 2006, up from $330,242 invested in the same period of 2005. In the third quarter of 2006, research and development costs represented approximately 5% of our revenue, compared with 4% in the third quarter of 2005. For the nine month period ended September 30, 2006, we invested $1,211,263 in research and development, compared to $895,870 for the same period of 2005. In the first nine months of 2006 and 2005, our investment in research and development was approximately 4% of revenue. We are continuing our efforts to develop and introduce new proprietary products for our Therapeutics business. Additionally, we are investing in developing proprietary component technologies for our Applied Technology business. We expect research and development costs to be approximately 4.5% of revenue during 2006.

Operating income decreased to $705,898, or 7% of revenue, in the third quarter of 2006 compared to operating income of $804,920, or 10% of revenue in the third quarter of 2005. Operating income increased to $2,665,673, or 8.5% of revenue for the first nine months of 2006 compared to operating income of $1,092,613, or 5% of revenue for the first nine months of 2005. We had net income of $418,532 or 4% of revenue in the third quarter of 2006 compared to net income of $785,483, or 10% of revenue in the third quarter of 2005. We had net income of $3,379,906, or 11% of revenue in the first nine months of 2006 compared to net income of $999,104, or 5% of revenue in the first nine months of 2005. The decreases in operating and net income during the third quarter of 2006, as compared to the same period of 2005, are primarily related to two factors. First, we increased selling, general and administrative expenses and our investment in research and development in 2006. Second, in the third quarter of 2005, income taxes were offset by the reversal of a tax valuation allowance, therefore eliminating all tax expense for the third quarter of 2005.

For the first nine months of 2006 operating and net income increased as compared to the same periods of 2005. These increases primarily relate to an increase in revenue in 2006 and the resulting increase in our gross profit, which was partially offset by increased selling, general and administrative expenses, research and development costs, and the tax expense recorded in 2006. In addition to the above stated increases in operating income, net income for the first nine months of 2006 also includes $948,000 in pre-tax income from a patent settlement that is referred to in note 8 to the financial statements, and a benefit for income taxes discussed below.

We had an income tax expense of $296,859 in the third quarter of 2006 compared to an income tax expense of $0 in the third quarter of 2005. We had an income tax expense of $196,970 for the first nine months of 2006 compared to an income tax expense of $2,635 for the first nine months of 2005. The effective income tax rate of 6% for the first nine months of 2006 is due to the reversal of part of our deferred tax asset valuation allowance as a result of our continued profitable operations, the expected positive results of future operations, and our assessment that it is more likely than not that the related deferred tax asset will be realized. Income tax expense for the third quarter and first nine months of 2005 represents minimum tax payments due to the various states in which we are required to file.

We have a federal and state charitable contribution carryforward totaling approximately $4,916,000 that is limited to a percentage of taxable income and is recognizable only if the Company has taxable income. This carryforward expires in 2007. The Company also has a federal capital loss carryforward of approximately $9,892,000 that begins to expire in 2006.

We have recorded a full valuation allowance against our federal and state charitable contribution carryforward and federal capital loss carryforward deferred tax assets because we do not consider it more likely than not that these assets will be realized based upon limitations on usage of certain of the carryforwards. A portion of the valuation allowance relates to the benefit for stock option exercises, and increases the amount of the net operating loss carryforward. When this benefit is used in the future, the related reduction in the valuation allowance of $821,247 will be recorded to additional-paid-in-capital, rather than as a reduction of income tax expense.

As of September 30, 2006, our backlog of customer orders was $7,458,000 compared to $7,641,000 on September 30, 2005. We estimate that approximately 40% of this backlog will be shipped before December 31, 2006. Our backlog is for manufacturing orders within the Applied Technology division only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by our customers.

Liquidity and Capital Resources

Our primary sources of liquidity have consisted of cash flows from operations, borrowings under our revolving line of credit and other financial arrangements described below. In prior years, we have also increased working capital through the issuance of stock and we may do so in the future.

Cash flows provided by operating activities for the first nine months of 2006 were $1,013,123, compared to cash flows provided by operating activities for the first nine months of 2005 of $734,813. The improvement in cash flows generated during the first nine months of 2006 was primarily associated with the increase in net income and increases in accounts payable, accrued expenses, and non-cash stock-based compensation expense, which in turn were partially offset by increases in accounts receivable balances due to revenue growth increases in inventories and deferred income taxes.

Our working capital at September 30, 2006 was $12,995,638 compared to $6,563,737 at September 30, 2005. The increase in working capital is primarily related to the increase in revenue and the corresponding increase in accounts receivable and deferred income tax assets related to the valuation allowance reversal discussed above. The portion of working capital represented by cash was $3,362,761 at September 30, 2006 and $613,362 at September 30, 2005.

We maintain a line of credit arrangement with a financial institution with availability of $3 million. The line matures on May 27, 2007, is collateralized by accounts receivable and inventory and bears interest at the rate of LIBOR plus 1.80%, which was an effective rate of 7.12% at September 30, 2006. The rate at December 31, 2005 was LIBOR plus 2.40%, which was an effective rate of 6.79%. The balance on our line of credit was $0 at September 30, 2006 and December 31, 2005. Under the line of credit agreement, we are restricted from declaring cash dividends and must maintain certain levels of working capital and meet certain other financial covenants. We were in compliance with such covenants as of September 30, 2006.

On April 18, 2001, we entered into a Term Loan Agreement with a bank for the amount of $1,000,000. This agreement is secured by our manufacturing facility. The proceeds from the Term Loan Agreement were used to reduce the balance on our line of credit. The agreement was originally due on May 15, 2003. The Term Loan Agreement was later renegotiated and is now due May 15, 2008. The amount due under the Term Loan Agreement is being amortized over a thirteen-year term at an interest rate of 5.4%. The outstanding balance at September 30, 2006 was $724,485, of which $58,557 is classified as current.

In 1997, we completed construction of our 51,000 square foot headquarters and manufacturing facility. The cost of this undertaking was $2,591,177. In 1996, we negotiated a $2.0 million Industrial Development Bond (“IDB”) to finance this construction. As of September 30, 2006, the remaining principal balance on the IDB was $1,100,000. During the first nine months of 2006, the monthly interest ranged from 2.99% to 4.18% (APR).

Purchases of leasehold improvements to our facilities, tooling and new engineering, production and testing equipment totaled $1,024,116 for the first nine months of 2006 compared to $766,387 for the first nine months of 2005. We expect to spend approximately $200,000 during the remainder of 2006 for additional manufacturing equipment and software, for normal replacement of aging equipment, and for manufacturing tooling related to our proprietary products.

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

On September 15, 2006, we sold 3.9 vacant acres adjacent to our facility which netted us $588,323 in cash. We estimate that our current facility is being utilized at approximately 50% of capacity, which we believe allows us to meet our expected growth over the next several years.

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

Allowance for Doubtful Accounts

As a general policy, collateral is not required for accounts receivable; however, we periodically monitor the need for an allowance for doubtful accounts based upon our expected collections of accounts receivable, historical bad debt rates, and specific identification of uncollectible accounts. Based on these factors, we record an allowance to provide for accounts that we believe may not be ultimately collectable. Additionally, customers’ financial condition and credit worthiness are regularly evaluated. Historically, losses on our accounts receivable have not been material.

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

Contracts to perform engineering design and product development services are generally performed on a time and materials basis. Revenue generally is recognized on a monthly basis.

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

Net intangible assets and goodwill amounted to approximately $4.4 million as of September 30, 2006. Net fixed assets amounted to approximately $4.6 million as of September 30, 2006.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on the difference between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore our deferred tax asset may not be ultimately realized. As of September 30, 2006, we have recorded a full valuation allowance against our federal and state charitable contribution carryforward and federal capital loss carryforward deferred tax assets because we did not consider it more likely than not that these assets would be realized based upon limitations on usage of certain of the carryforwards. A portion of the valuation allowance related to the benefit for stock option exercise increases the amount of the net operating loss carryforward. When this benefit is used in the future the related reduction in the valuation allowance of $821,247 will be recorded to additional-paid-in-capital rather than income tax expense.

Stock-Based Compensation

The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R.  The Company uses the Modified Prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  The Company recorded $84,000 and $258,000, respectively, in stock-based compensation expense during the current three and nine month periods as a result of adopting SFAS No. 123R.  Results from prior periods have not been restated.

Also, net income for the three months and nine months ended September 30, 2006 includes $48,000 and $65,000, respectively in stock-based compensation expense associated with accelerated vesting of granted stock options in prior years for termination of employees prior the when actual vesting would have occurred.

____________________________________________________________________________________________

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

____________________________________________________________________________________________

For quantitative and qualitative disclosures about market risk affecting ZEVEX, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on SEC Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2005.

24

____________________________________________________________________________________________

ITEM 4. CONTROLS AND PROCEDURES

____________________________________________________________________________________________

Our management, including our CEO and CFO, has evaluated the effectiveness of our “disclosure controls and procedures” (the disclosure controls and other procedures that are designed to provide reasonable assurance that for recording, processing, summarizing, and reporting on a timely basis the information required to be disclosed in the periodic reports that we file with the U.S. Securities and Exchange Commission), as of the end of the third quarter.

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

Based on their review and evaluation as of September 30, 2006, and subject to the inherent limitations as described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), are effective. In addition, they are not aware of any change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October 31, 2006

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

Dated: October 31, 2006

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

Dated: October 31, 2006

By	/s/ Phillip L. McStotts
Phillip L. McStotts, CFO
(Chief Financial Officer)

EXHIBIT 32.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER,

AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, David J. McNally, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(i)    The accompanying quarterly report on Form 10-Q for the quarter ended September 30, 2006, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)   The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated: October 31, 2006

By	/s/ David J. McNally
David J. McNally, CEO
(Chief Executive Officer)

This certification accompanies the above-described Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

30

31

EXHIBIT 32.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER,

AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Phillip L. McStotts, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(i)    The accompanying quarterly report on Form 10-Q for the quarter ended September 30, 2006, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)   The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated: October 31, 2006

By	/s/ Phillip L. McStotts
Phillip L. McStotts, CFO
(Chief Financial Officer)

This certification accompanies the above-described Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.