Form 10-K
period 2006-12-31
ZEVEX INTERNATIONAL INC
filed 2007-03-15
CIK 827056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

The aggregate market value of the registrant's common stock held by nonaffiliates computed with reference to the closing price as quoted on the NASDAQ Stock Market, as of the last business day of the registrant’s most recently completed second quarter, June 30, 2006, was approximately $80,952,364. For the purposes of the foregoing, the registrant assumed that affiliates included only the registrant's directors, executive officers and principal shareholders filing Schedules 13D or 13G with respect to the registrant's common stock.

The number of shares outstanding of the registrant’s common stock as of March 2, 2007 was 5,716,206

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2006 are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

Part I

Item 1 BUSINESS	-- 3
Item 1A RISK FACTORS	-- 13
Item 1B UNRESOLVED STAFF COMMENTS	-- 22
Item 2 PROPERTIES	-- 22
Item 3 LEGAL PROCEEDINGS	-- 22
Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	-- 22

Part II

Item 5 MARKET FOR REGISTRANT’S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES	-- 22
Item 6 SELECTED FINANCIAL DATA	-- 23
Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	-- 24
Item7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	-- 34
Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	-- 34
Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE	-- 34
Item 9A CONTROLS AND PROCEDURES	-- 34
Item 9B OTHER INFORMATION	-- 36

Part III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	-- 37
Item 11 EXECUTIVE COMPENSATION	-- 37
Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	-- 37
Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	-- 37
Item 14 PRINCIPAL ACCOUNTANT AND SERVICES	-- 37

Part IV

Item 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K	-- 38
Item 15(c) INDEX TO EXHIBITS	-- 40

SIGNATURES	-- 39

PART I

ITEM 1.	BUSINESS

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

Our operations focus on our core market offerings of our ambulatory enteral feeding products (our Therapeutics division) and contract manufacturing services (our Applied Technology division). As part of our core business we have executed several strategic agreements with Royal Numico N.V., a Netherlands corporation, which is a world leader in the manufacturing and marketing of clinical nutrition products, related equipment and accessories (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations).

On January 12, 2007, we executed a definitive Merger Agreement with Moog Inc. (NYSE: MOG.A and MOG.B). Upon the closing of the merger, which is subject to regulatory and shareholder approval, ZEVEX will become a wholly-owned subsidiary of Moog. The merger is expected to close in March 2007.

With facilities worldwide and more than $1.3 billion in annual sales, Moog has developed an outstanding reputation in the medical device, industrial, commercial aviation and aerospace industries. In the medical device business, the Moog product portfolio includes several mechanical and electronic intravenous pumps, as well as disposable sets of numerous configurations. Moog is also well known for its motors and actuators that are presently used in medical devices, including equipment for treating sleep apnea.

Upon the closing of the merger, each share of ZEVEX common stock that is issued and outstanding immediately prior to the closing, and each outstanding restricted stock unit that is convertible into shares of ZEVEX common stock, will be converted into the right to receive from Moog $13.00 in cash. Each outstanding option for shares of common stock will automatically be converted into the right to receive $13.00 per share for each share of common stock that is purchasable pursuant such option, less the per share exercise price of each such share. The maximum aggregate purchase price in the merger is $83.8 million. Moog intends to finance the acquisition from an existing line of credit.

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

In 2006, our Therapeutics division produced significant revenue growth. This revenue growth was the result of increasing sales of our EnteraLite® Infinity® portable feeding pump product line in the U.S. and the international roll-out of the Flocare® Infinity® product line which we private-label for Nutricia Clinical. Both of these product lines were launched in 2005.

During 2006 our Therapeutics division produced revenue of $27.6 million, achieving growth of 63% over 2005. Based on the growing market acceptance of the EnteraLite® Infinity® product line and the continued sales strength of our original EnteraLite® product line, our domestic Therapeutics sales force produced revenue of $13.4 million, achieving growth of 14% over 2005. Based primarily upon strong sales to Nutricia Clinical, revenue from our international Therapeutics division increased to $14.2 million during 2006, growing 176% over 2005.

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

During 2006, our Applied Technology division experienced sales growth of our core sensors and surgical ultrasound products compared to 2005. Our largest customers for these products continued to post market share gains, from which we have benefited. As a result, our Applied Technology division produced revenue of $14.2 million, growth of 6% for 2006 over 2005.

In 2006, revenue from our two divisions grew 38%, producing consolidated revenue of $41,796,490 and net income of $3,295,770, compared to consolidated revenue of $30,273,922 and net income of $1,905,378 in 2005. We had consolidated revenue of $23,634,355 and a net loss of $178,977 in 2004.

Revenue from our Therapeutics division and from our Applied Technology division constituted 66% and 34%, respectively, of our 2006 consolidated revenue, and 56% and 44%, respectively, of our consolidated revenue for 2005, and 53% and 47%, respectively, of our 2004 consolidated revenue.

We increased our total investment in research and development for both our Therapeutics and Applied Technology businesses by over $400,000 to $1.6 million, in order to bring new products to market. We completed one research and development project leading to the introduction of our small volume enteral feeding pump, the Infinity® Orange™ at the American Society of Parenteral and Enteral Nutrition Annual Conference in February 2007. Also, due to our sales growth in 2006, our selling, general and administrative expenses actually decreased as a percentage of sales, from 27% in 2005 to 24% in 2006.

Financial Information

For information regarding our financial condition and results of operations see Item 8 of the report entitled “Financial Statements and Supplementary Data” and Notes to Consolidated Financial Statements included in that item. See also the discussion of the financial performance of our segments in Note 11 to the Consolidated Financial Statements.

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

APPLIED TECHNOLOGY DESIGN AND MANUFACTURING SERVICES

Through our Applied Technology division we provide design and manufacturing services to medical companies who sell our components and systems under private labels or incorporate them into their products. We provide these services for both established and emerging technology companies, such as Cardinal Health, Inc., Advanced Medical Optics, Inc., Baxter Healthcare Corporation, Medtronic Corporation, Smith’s Industries, Inc., Edwards Lifesciences and Terumo Corporation. We offer our customers over 20 years of specialized engineering and manufacturing expertise.

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

Medical Systems

The highest kind of integration for our contract services involves the design, engineering, and manufacturing of medical systems. During 2006, we provided design and engineering services to Organ Recovery Systems, Inc. and performed on manufacturing contracts to supply LifePort™ hypothermic perfusion transporters and disposable perfusion sets for kidneys. We manufacture the Addition Technologies KV2000, which is a precision vacuum instrument that facilitates the surgical insertion of prescription Intacs® rings at a depth of 2/3 the thickness of the cornea. We also manufacture the AAR-1000 Active Air Removal Device for Medtronic Cardiac Surgery, a sensing and fluid management subsystem for a cardiopulmonary bypass application.

REVENUE SOURCES

The following table sets forth the sources of ZEVEX’s total revenue during the last three years, allocated between six product/service categories.

Revenue breakdown by product/service, by percentage

Product	2006	2005	2004
Therapeutics	66.1%	55.8%	52.8%
Ultrasonic and Optoelectronic Sensors	17.4%	22.0%	19.7%
Ultrasonic Surgical Devices	9.9%	12.3%	14.2%
Medical Systems	4.3%	8.5%	11.7%
Design and Engineering Services	2.3%	1.4%	1.6%

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

Due to competition, lower-cost stationary pumps generally have been placed at no up-front cost to the user, in return for set “usage” agreements, which typically require minimum purchases of 12 to 15 disposable sets per pump per month, once the pumps are placed in service. The cost of the pump is then amortized.

In North America, the distribution of the EnteraLite® and EnteraLite® Infinity® ambulatory pump, stationary pumps, and delivery sets are serviced by our sales support manager, inside sales specialists, and customer service department, in addition to the outside sales force described above.

Nestlé is our distributor for the EnteraLite® in Germany where it also distributes its clinical nutrition products. Medicina distributes the EnteraLite® in the United Kingdom, and Baxter Healthcare distributes our entire enteral feeding product line in Puerto Rico. During 2006, a version of our stationary pump was manufactured under private label for distribution by Nestlé in Europe.

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

COMPETITION

Therapeutic Products

We have three major competitors in the U.S. market for enteral feeding pumps. Ross Laboratories, a division of Abbott Laboratories, markets the Patrol( and Quantum( stationary enteral feeding pumps, and the Companion( and Embrace( ambulatory enteral feeding pumps. Frost & Sullivan marketing research estimates that Ross holds approximately 46% market share for enteral pumps and delivery sets in both ambulatory and non-ambulatory enteral feeding applications. Kendall Healthcare, a division of Tyco, offers both the Joey( and the kangaroo( PET enteral feeding pumps for ambulatory applications, which has limited application because it can be operated only in an upright position. Kendall also markets its new E-pump(, Control( and Entriflush( pumps for stationary applications. Frost & Sullivan marketing research estimates that Kendall Healthcare presently holds approximately 25% of the total market for enteral pumps and disposable sets in both ambulatory and non-ambulatory applications. In addition to Ross Laboratories and Kendall Healthcare, a third competitor, Novartis also competes in the U.S. market for stationary enteral nutrition delivery pumps. Frost & Sullivan marketing research estimates that Novartis presently holds approximately 14% of the total U.S. market for enteral pumps and disposable sets in both ambulatory and non-ambulatory applications.

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

PATENTS AND TRADEMARKS

As of December 31, 2006, we held thirty-six U.S. patents and twenty-six international patents on devices developed by us, with additional forty-seven U.S. and international patents pending. The loss of certain patents that are key to our proprietary products could have a materially adverse effect on our overall business operations. We also rely on trade secrets and confidentiality agreements to protect the proprietary nature of our technologies.

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

RESEARCH AND DEVELOPMENT FOR OUR PROPRIETARY PRODUCTS AND TECHNOLOGY

In addition to the research and development that we conduct on a contract basis, we also devote substantial resources to our internal research and development projects to enhance our Therapeutics technologies and our core technologies in the Applied Technology business. Our research and development efforts are primarily focused in three areas: (1) developing enhancements to our existing technology and proprietary knowledge; (2) developing new proprietary processes and intellectual property to serve new and existing customers within our current business segments; and (3) researching new applications to service the needs of new customers in those segments. As of December 31, 2006, we have twenty-one full-time engineers in research and development, and have several other designers and engineers, including independent contractors, contributing to research and development projects. Our research and development staff performs engineering research and development services for both internal product development and for customers of our Applied Technology division on a fee for service basis. We invested $1,642,519 in 2006, $1,208,466 in 2005, and $1,430,692 in 2004, for internal research and development of new products. In both 2006 and 2005, research and development costs represented approximately 4% of our annual revenue, compared to 6% in 2004.

MAJOR CUSTOMERS

Historically, large portions of our revenue were not attributable to a single customer. However, during 2006 Numico, the exclusive distributor of certain ZEVEX enteral feeding pumps in over thirty countries, accounted for approximately 31% of revenue, and Cardinal Health, a customer for ultrasonic sensors accounted for approximately 10%. During 2005 Cardinal Health, accounted for approximately 14% of revenue and Numico accounted for approximately 13%. During 2004, McKesson HBOC, a distributor of products in our Therapeutics Division, accounted for approximately 11% of revenue. If any customer with whom we do a substantial amount of business were to encounter financial distress, the customer’s lateness, unwillingness, or inability to pay its obligations to us could have a material adverse effect on our results of operations and financial position.

BACKLOG

At December 31, 2006, we had a backlog of approximately $4,717,000 on orders for medical devices to be manufactured for other medical technology companies, as compared to a backlog at December 31, 2005 and 2004, of approximately $8,143,000 and $5,365,000, respectively. We estimate that approximately 95% of this backlog will be shipped before December 31, 2007. As of February 28, 2007, we had a backlog of $6,223,000. For purposes of the above figures, backlog includes product not yet shipped pursuant to purchase orders that have been received by us. This does not include any backlog for our Therapeutics division proprietary products, because we generally hold appropriate levels in inventory for sale to customers. Some of the orders included in the backlog may be canceled or modified by customers without significant penalty. In addition, because customers may place orders for delivery at various times throughout the year, and because customers may change delivery schedules or cancel orders, our backlog as of any particular date may not necessarily be a reliable indicator of future revenue.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent auditors report on management’s evaluation of our system of internal controls. We have documented and tested our system of internal controls to provide the basis for our report for the year ended December 31, 2006. The scope of the project and the man-power required complicates the process of developing, documenting, maintaining and testing internal controls. No assurance can be given that in the future there may not be significant deficiencies or material weaknesses that would be required to be reported in the future.

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

EMPLOYEES

As of February 8, 2007, we employed a total of 178 people in the following areas: 110 in Manufacturing, Testing, Manufacturing Engineering, and Quality Assurance; 20 in Design and Engineering; 22 in Administration; and 26 in Sales and Marketing. We have 169 employees located at our corporate headquarters and manufacturing facility in Salt Lake City, Utah, 8 employees at various other locations throughout the United States and one employee in Europe.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES

During the 2006 fiscal year, we generated total revenue of $41,796,490, of which $16,926,316 (40%) was considered foreign source revenue. During the 2005 fiscal year, we generated total revenue of $30,273,922, of which $6,805,033 (22%) was considered foreign source revenue. During the 2004 fiscal year, we had total revenue of $23,634,355, of which $3,168,587 (13%) was considered foreign source revenue.

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

CONTACT AND ADDITIONAL INFORMATION

We maintain our executive offices and principal facility at 4314 ZEVEX Park Lane, Salt Lake City, Utah 84123. Our telephone number is (801) 264-1001. We maintain an Internet site at http://www.zevex.com. We make available free of charge through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and corporate governance documents including our Code of Ethics as soon as reasonably practicable after we electronically file such material to the Securities and Exchange Commission. Additionally, we also maintain our Code of Ethics for Officers and Directors, Code of Ethics for Employees, charters of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and other corporate governance documents under the Investor Relations - Corporate Governance section of our website. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

ITEM IA.	RISK FACTORS

The disclosure and analysis set forth in this 2006 Form 10-K contain certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and future financial results. From time to time, we also provide forward-looking statements in other publicly-released materials, both written and oral. These statements are statements that do not relate strictly to historical or current facts. When used in this report or our other publicly-released materials, the words such as “plans,” “expects,” “will,” “estimates,” “believes,” “projects,” “anticipates” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In all cases, a broad variety of risks and uncertainties, known and unknown, as well as inaccurate assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, while such statements represent our current views, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

Emerging Technology Companies

A number of our customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staff and facilities, and substantially greater experience in developing new products, obtaining regulatory approvals, and manufacturing and marketing medical products. Approximately six customers, representing 5% of our revenue in fiscal year 2006, were, in our opinion, emerging medical technology companies. These customers may not be successful in launching and marketing their products, or may not respond to pricing, marketing, or other competitive pressures or the rapid technological innovation demanded by the marketplace. As a result, these customers may experience a significant drop in product revenues, which may hamper their ability to continue as our customer or even pay for services and products that we have already delivered.

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

Patent Protection

As of December 31, 2006, we held thirty-six U.S. patents and twenty-six international patents on devices developed by us, with additional forty-seven U.S. and international patents pending. Such patents disclose certain aspects of our technologies and there can be no assurance that others will not design around the patent and develop similar technology. We believe that our devices and other proprietary rights do not infringe on any proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

Control by Management and Certain Major Shareholders

As of February 16, 2007, the current executive officers and directors of ZEVEX, together with those persons who are the beneficial owners of more than 5% of ZEVEX’s Common Stock, beneficially own or have voting control over approximately 19% of the outstanding Common Stock. Accordingly, these individuals have the ability to influence the election of ZEVEX’s directors and most corporate actions. This concentration of ownership, together with other provisions in ZEVEX’s charter and applicable corporate law, may also have the effect of delaying, deterring, or preventing a change in control of ZEVEX.

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

Our executive offices, administrative offices, and manufacturing facility are located in our 51,000 square foot, mixed-use building in Salt Lake City, Utah. This building was constructed in 1997 to our specifications and is subject to an Industrial Development Bond (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources”). The building is situated on nearly four acres of land a few miles from the downtown area. It allows quick access to two major interstate freeways and to the Salt Lake International Airport. We currently utilize approximately 70% of the building’s available space and believe that the building will be adequate to serve our needs through the end of the year 2007.

ITEM 3.	LEGAL PROCEEDINGS

The following is a brief description of certain legal proceedings to which we were a party or to which our properties are subject. In management’s opinion, the legal proceeding described below is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

On February 23, 2006, ZEVEX International, Inc., (the “Company”) filed a complaint in the United States District Court, alleging the infringement of certain patents by a medical device manufacturer. The complaint alleged that the manufacturer made, sold and offered for sale infusion pumps that utilized ZEVEX patented technology. On April 7, 2006, the parties entered into a Settlement Agreement under which the Company granted a non-exclusive royalty-free license to the manufacturer to use certain Patents in the intravenous infusion pump market and dismissed the lawsuit within seven days of settlement. The Settlement Agreement also provided that the manufacturer would pay to the Company the sum of One Million Dollars ($1,000,000), provide a covenant not to sue under certain claims of Patents held by the manufacturer, and provide appropriate patent markings on manufactured product. Such amount is included net of associated legal costs in the statement of operations for the year-ended December 31, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ZEVEX’s Common Stock is traded on the National Market system of The NASDAQ Stock Market, under the symbol ZVXI. As of February 5, 2007, there were 135 holders of record of ZEVEX’s Common Stock (calculated without reference to individual participants in securities position listings). Based on the number of proxy materials requested by brokers and other record holders for distribution to beneficial owners for ZEVEX’s 2007 Annual Meeting, we estimate there are roughly 2,035 beneficial owners of ZEVEX Common Stock. ZEVEX has never declared or paid any cash dividends on its Common Stock. ZEVEX currently intends to retain all future earnings to finance future growth and does not anticipate paying any cash dividends in the foreseeable future. We have a negative covenant in our bank line of credit agreement that prevents the payment of any cash dividend without prior approval of the bank.

On May 19, 2006, the Company effected a 3-for-2 stock split in the form of a 50% stock dividend. The dividend entitled all shareholders of record date of May 4, 2006 to receive one additional common share for every two common shares held. 148 shares of Treasury Stock were used to adjust for fractional shares related to the dividend.

The following table lists the high and low sales prices for ZEVEX Common Stock for each full quarterly period since January 1, 2005. All per share data give effect to the stock split, applied retrospectively, to all periods presented.

	2006		2005
	High	Low	High	Low
1st Quarter	12.59	7.77	2.98	2.35
2nd Quarter	16.48	7.00	3.00	2.07
3 rd Quarter	19.70	8.19	3.41	2.37
4th Quarter	10.78	7.50	9.66	3.15

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA - FIVE-YEAR REVIEW

The following selected statement of operations data for the years ended December 31, 2006, 2005, and 2004, and the balance sheet data as of December 31, 2006 and 2005, are derived from the audited consolidated financial statements included in this report and should be read in conjunction with those consolidated financial statements and notes thereto. The selected statement of operations data for the years ended December 31, 2003 and 2002, and the balance sheet data as of December 31, 2004, 2003, and 2002, are derived from the audited consolidated financial statements of ZEVEX, which are not included herein, and are qualified by reference to such financial statements and the notes thereto. The selected consolidated financial data set forth below is also qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report. All earnings per share and shares outstanding data give effect to the stock split in May 2006, applied retrospectively, to all periods presented.

	Fiscal Year Ended December 31
	2006	2005	2004	2003	2002
Statement of Operations Data
Revenues	$41,796,490	$30,273,922	$23,634,355	$25,869,876	$25,495,733
Gross profit	14,066,984	11,349,552	8,456,978	8,323,795	11,119,989
Selling, general and administrative expenses	9,939,710	8,091,996	7,142,513	8,316,822	9,124,197
Research and development expenses	1,642,519	1,208,466	1,430,692	1,817,581	1,289,609
Asset and goodwill impairment	31,073	--	--	1,566,967	--
Operating income (loss)	2,453,682	2,049,090	(116,227)	(3,377,575)	706,183
Loss on sale of business	--	--	--	(4,692,445)	--
Impairment loss on marketable securities	--	(27,525)	--	--	--
Other (income)/expenses	(909,883)	112,592	93,972	276,234	486,664
Provision (benefit) for income taxes	67,795	3,595	(31,222)	(68,712)	5,216
Net income (loss)	3,295,770	1,905,378	(178,977)	(8,277,542)	214,303
Net income (loss) per share basic	.59	.37	(.04)	(1.62)	.04
Weighted average shares outstanding	5,539,588	5,125,242	5,101,446	5,101,446	5,122,269
Net income (loss) per share diluted	.54	.35	(.04)	(1.62)	.04
Weighted average shares outstanding, assuming dilution	6,149,925	5,512,811	5,101,446	5,101,446	5,127,417

	2006	2005	2004	2003	2002
Balance Sheet Data
Total assets	$26,991,363	$20,850,381	$17,400,982	$19,732,085	$28,798,236
Total current liabilities	4,921,423	3,964,247	2,711,603	4,688,891	5,679,446
Long-term debt (less current portion)	1,650,786	1,810,143	1,966,362	2,119,608	1,662,536
Stockholders' equity	20,419,154	15,075,991	12,723,017	12,923,586	21,198,061

Please refer to Item 7 of this report for a discussion of the main factors causing the substantial changes in certain of the items set forth above, particularly when comparing the year 2006 to earlier periods. Also refer to Item 7 of this report for a discussion of Factors that May Affect Future Results, which describe material uncertainties that might cause the items set forth above to not be indicative of our future financial condition or results of operations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through our two divisions, we engage in the business of designing, manufacturing, and distributing medical devices. Our Therapeutics division markets enteral nutrition delivery devices. Our Applied Technology division designs and manufactures advanced medical components and systems for other medical technology companies. Please refer to Note 11 of the Audited Consolidated Financial Statements for discussion of our business segments.

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

In 2006, our Therapeutics division produced revenue of $27.6 million, achieving growth of 63% over 2005. Based on the growing market acceptance of the EnteraLite® Infinity® product line and the continued sales strength of our original EnteraLite® product line, our domestic Therapeutics sales force produced revenue of $13.4 million, achieving growth of 14% over 2005. Based primarily upon strong sales to Nutricia Clinical, revenue from our international Therapeutics division increased to $14.2 million during 2006, growing 176% over 2005.

Our growth in our ambulatory enteral feeding products has been partially offset by decreases in sales of our stationary pumps. Our planned growth and expansion into the long-term care market has not materialized due to continued downward competitive pricing pressure in this market segment. The result is that our revenue in the stationary enteral feeding pump business decreased by approximately 12% in 2006.

Our Applied Technology division began in 1987, offering an increasingly broad array of specialized design and manufacturing services to large, multinational medical companies. Our core technologies are in the areas of sensing, fluid management and surgical ultrasound. Our customers typically incorporate our components and systems under private label with their primary products. In 2006, our largest Applied Technology customers posted market share gains, from which we benefited. As a result, the Applied Technology division produced revenue of $14.2 million in 2006, achieving growth of 6% during the year, compared with growth of 20% in 2005.

Results of Operations

As an aid to understanding our operating results, the following table sets forth, for the periods indicated, the relative percentages that certain items in the statement of operations bear to revenue.

Year Ended December 31 Statement of Operations Data -- Percentage of Revenue

	2006	2005	2004	2003	2002
Revenue	100%	100%	100%	100%	100%
Gross profit	34%	37%	36%	32%	44%
Selling, general and administrative expenses	24%	27%	30%	32%	36%
Research and development expenses	4%	4%	6%	7%	5%
Asset and goodwill impairment	--%	--%	--%	6%	--%
Operating income (loss)	6%	6%	--%	(13)%	3%
Loss on sale of business	--%	--%	--%	(18)%	--%
Impairment loss on securities	--%	--%	--%	--%	--%
Other income/(expense)	2%	--%	--%	(1)%	(2)%
Income (loss) before income taxes	8%	6%	(1)%	(32)%	1%
Provision (benefit) for income taxes	--%	--%	--%	--%	--%
Net income (loss)	8%	6%	(1)%	(32)%	1%

Fiscal Year 2006 Compared to Fiscal Year 2005

Our revenue increased by approximately 38% during 2006, to $41,796,490, compared to $30,273,922 for

2005. Therapeutics products generated 66% of revenue and Applied Technology products generated 34% of total revenue during 2006. During 2006, two customers accounted for approximately 31% and 10%, respectively, of our revenue. During 2005, two customers accounted for approximately 14% and 13%, respectively, of our revenue.

Our Therapeutics division revenue increased 63% to $27,607,961 during 2006, compared to $16,899,383 in 2005. The increase in revenue from last year is due to an increase of 176%, in our international Therapeutics revenue largely due to increased sales to Nutricia Clinical. Nutricia Clinical is our exclusive European distributor for the Flocare® Infinity®, a private-label version of our EnteraLite® Infinity®. Our domestic EnteraLite® Infinity® and EnteraLite( portable feeding pump and disposable set revenue increased 22% over 2005. These increases were partially offset by a decrease of 12%, in sales of our stationary enteral feeding delivery products within our Therapeutics division.

Our Applied Technology division revenue increased 6% to $14,188,529 during 2006, compared to $13,374,539 in 2005. Specifically, during 2006, sensor revenue increased approximately 9%, and surgical handpiece revenue increased 11% over 2005, because our largest customers for these products posted market share gains, and substantially increased purchases of our products from which we benefited. Applied Technology engineering services revenue increased 123% to $969,000 during 2006 compared to $435,000 in 2005. Our medical systems revenue decreased approximately 29% in 2006, to $1,816,000, from $2,559,000 for 2005, due to a reduction in demand from one particular customer.

Our gross profit as a percentage of revenue was approximately 34% for 2006, compared to 37% for 2005. We primarily attribute this decrease to the following four factors. First, the product mix delivered by each business division differed during the periods in 2006 and 2005. Specifically, during 2006, our revenue was greater in lower margin products than in the prior year. Second, we incurred one-time costs associated with the transfer of manufacturing of the enteral disposable products of our Therapeutics division to a new third-party supplier. Third, we generated lower-margin pump servicing activities revenue of approximately $2,965,000 in 2006. The service relates to the maintenance of Nutricia Clinical’s enteral feeding pumps and is performed on our behalf by our third party provider in Europe. Although this service business generates operating margin, the gross margin on service is well below our corporate average. Fourth, material costs have increased over the prior year at a rate that was greater than expected. Our engineers in research and development and operations are currently executing cost reduction initiatives that we expect will allow us return to prior levels of gross margin by the end of the first half of 2007. Please refer to Note 11 of the Audited Consolidated Financial Statements for discussion of our business segments including gross profit and the Company’s definition of contribution margin.

Depreciation and amortization expenses increased to $756,934 in 2006 from $710,612 in 2005. The increase is primarily due to the increased investment in tooling related to disposable products of our Therapeutics division.

Selling, general and administrative expenses increased during 2006 to $9,939,710, from $8,091,996 in 2005. The increases for these periods are primarily related to increased investments in sales and marketing, and increased general and administrative expenses, including recruiting expenses, personnel and insurance costs, legal fees, non-cash stock-based compensation expense, incentive bonus accruals, Sarbanes-Oxley Section 404 compliance costs, and transaction costs related to various business opportunities and the current proposed merger with Moog, Inc. However, due to our sales growth in 2006, our selling, general and administrative expenses actually decreased as a percentage of sales, from 27% in 2005 to 24% in 2006 even when including the additional expenses incurred during the year relating to Sarbanes-Oxley Section 404 compliance costs, transaction costs related to various business opportunities and the current proposed merger with Moog, Inc. As mentioned above, we incurred expenses related to Sarbanes-Oxley Section 404 compliance costs. This was due to the appreciation of our stock, which caused our market capitalization held by non-affiliate shareholders to exceed $75 million on June 30, 2006, meaning that we are an “accelerated filer” under the SEC rules. One significant requirement of being an “accelerated filer” is that we are required for 2006 to comply with all of the reporting and certification requirements relating to our internal controls over financial reporting under Section 404 of the Sarbanes Oxley Act. In order to meet such requirements, we are required to document and test our internal controls. Please refer to management’s assessment of internal control over financial reporting for more information.

We combine the resources of our full-time engineers with several independent contractors to perform research and development projects. We invested $1,642,519 in the research and development of new products and technologies during 2006, an increase of more than 30% from the $1,208,466 invested in 2005. In 2006 and 2005, research and development costs represented approximately 4% of our revenue. We are continuing our efforts to develop and introduce new proprietary products for our Therapeutics business. Additionally, we are investing in developing proprietary component technologies for our Applied Technology business. We expect research and development costs to be approximately 5% of revenue during 2007.

We had operating income of $2,453,682, or 6% of revenue in 2006, compared to operating income of $2,049,090, or 7% of revenue in 2005. Our net income was $3,295,770, in 2006, or 8% of revenue, compared to net income of $1,905,378 in 2005, or 6% of revenue. The increase in operating and net income during 2006, as compared to 2005, is primarily related to an increase in revenue in 2006 and the resulting increase in our gross profit, which was partially offset by increased selling, general and administrative expenses, research and development costs, and the tax expense recorded in 2006. In addition to the above stated increases in operating income, net income for 2006 also includes $948,000 in pre-tax income from a patent settlement that is referred to in note 12 to the financial statements, and a reduction in income taxes from statutory rates discussed below.

We had an income tax expense of $67,795 in 2006 compared to an income tax expense of $3,595 in 2005. The effective income tax rate of less than 2% for 2006 is due to the reversal of part of our deferred tax asset valuation allowance as a result of our continued profitable operations, the expected positive results of future operations, and our assessment that it is more likely than not that the related deferred tax asset will be realized. Income tax expense for 2005 represents minimum tax payments due to the various states in which we are required to file.

The Company has federal net operating loss carryforwards totaling approximately $1,346,000 that begin to expire in 2023. The Company has state net operating loss carryforwards totaling approximately $10,425,000 that begin to expire in 2016. The Company has a federal and state charitable contribution carryforward totaling approximately $4,940,000 that is only recognizable if the Company has taxable income. This carryforward expires in 2007. Finally, the Company has federal capital loss carryforwards of approximately $5,305,000 that begin to expire in 2007. In 2006, $4,624,000 of federal capital loss carryforward expired. Under the “change of ownership” provisions of the Internal Revenue Code, utilization of the Company’s net operating loss carryforward may be subject to an annual limitation.

The Company has recorded a full valuation allowance against its charitable contribution and capital loss carryforward deferred tax assets because the Company did not consider it more likely than not that these assets would be realized based upon limitations on usage of certain of the carryforwards. A portion of the valuation allowance, $35,045, relates to the benefit from stock option exercises prior to 2006 which increases the amount of the net operating loss and tax credits carryforwards. During 2006, the Company benefited in a reduction to current taxes payable of $762,636 related to stock option exercises, which was recorded directly to additional-paid-in-capital. An additional $951,534 of tax benefits were also generated as a result of stock option exercises in 2006, but under SFAS No. 123R, such amounts are not recognized as deferred tax assets are realized (i.e. when they reduce the taxes paid). When the remaining benefit of $986,579 is used in the future, the impact will be recorded to additional-paid-in-capital rather than as a reduction of income tax expense.

At December 31, 2006, we had a backlog of approximately $4,717,000 on orders for medical devices to be manufactured for other medical technology companies, as compared to a backlog at December 31, 2005 of $8,143,000. We estimate that approximately 95% of the backlog will be shipped before December 31, 2007. As of February 28, 2007, we had a backlog of $6,223,000. Our backlog is for contract manufacturing only and can be significantly affected by the timing of annual or semi-annual purchase orders placed by our customers. During the past year, several of our Applied Technology customers have adopted lean manufacturing philosophies, which results in the elimination of large, advance-notice purchase orders and replacement with just-in-time, frequent kanban deliveries. While more efficient for the supply chain, this can greatly reduce our backlog figures.

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

Our Therapeutics division revenue increased 35% to $16,899,383 during 2005, compared to $12,488,953 in 2004. The increase in revenue over 2004 was due to an increase of 165%, in our international Therapeutics revenue largely due to Nutricia Clinical. Nutricia Clinical is our exclusive European distributor for the Flocare® Infinity®, a private-label version of our EnteraLite® Infinity®. Our domestic EnteraLite® Infinity® and EnteraLite( portable feeding pump and disposable set revenue increased 19% over 2004. These increases were partially offset by a decrease of 14%, in sales of our stationary enteral feeding delivery products within our Therapeutics division.

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

Our gross profit as a percentage of revenue was approximately 37% for 2005, compared to 36% for 2004. We attribute this increase primarily to the different product mix delivered during 2005 and the spread of fixed overhead manufacturing costs over our increased revenue. Please refer to Note 11 of the Audited Consolidated Financial Statements for discussion of our business segments including gross profit and the Company’s definition of contribution margin.

Depreciation and amortization expenses decreased to $710,612 in 2005 from $857,731 in 2004. The decrease is primarily due to the various ages of our depreciable assets.

Selling, general and administrative expenses increased during 2005 to $8,091,996, from $7,142,513 in 2004. With our revenue gains in 2005, this increase was actually a decrease as a percentage of revenue to 27%, as compared to 30% of revenue in 2004. The dollar increase was primarily related to increases in recruiting, personnel and insurance costs.

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

At December 31, 2005 and December 31, 2004, we had net current deferred tax assets of $0. Realization of our deferred tax assets is dependent on our ability to generate taxable income in the year the assets are realized. Under FAS 109, Accounting for Income Taxes, guidance has been issued relating to cumulative losses in recent years. Under this guidance, when there is a cumulative pretax loss for financial reporting for the current and two preceding years and a company does not have objective planning strategies designed to realize its deferred tax assets, generally no deferred tax asset should be recognized. In following this guidance management established a full valuation allowance for all deferred tax assets in 2003.

Liquidity and Capital Resources

Our primary sources of liquidity have consisted of cash flow from operations, borrowings under our revolving line of credit and other financial arrangements described below. In prior years, we also have increased working capital through the issuance of stock and we may do so in the future.

Cash flows provided from operating activities for 2006 were $881,586, compared to $1,854,575 for 2005. Cash flows generated during 2006 were primarily associated with the increase in net income and increases in accounts payable, accrued expenses, and non-cash stock-based compensation expense, which in turn were offset by increases in accounts receivable balances due to revenue growth increases, increases in inventories and deferred income taxes. In 2005, cash provided by operating activities was primarily associated with our net income, an increase in accounts payable and other accrued liabilities, partially offset by an increase in accounts receivable balances due to the substantial increase in revenue during the second half of the year.

Our working capital at December 31, 2006 was $12,775,041, compared to $7,850,267 at December 31, 2005. The increase in working capital is primarily related to the increase in cash and the corresponding increase in accounts receivable, inventories, and deferred income tax assets related to the valuation allowance reversal discussed above. The portion of working capital represented by cash at such dates was $2,789,276 and $1,284,218 respectively.

We maintain a line of credit arrangement with a financial institution with availability of $3 million. The line matures on May 29, 2007. We expect that we will be able to renew our line of credit in May 2007. The line of credit is collateralized by accounts receivable and inventory and bears interest at the rate of LIBOR plus 1.80%, which was 7.12% at December 31, 2006 and LIBOR plus 2.40%, which was 6.79% at December 31, 2005. We had a zero balance on this line of credit at December 31, 2006 and 2005.

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement as amended, is secured by the Company’s manufacturing facility. The note is due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The outstanding balance at December 31, 2006 was $710,144, of which $59,358 is classified as current.

On October 30, 1996, the Company completed a transaction defined as “Murray City, Utah, Adjustable Rate Industrial Development Revenue Bonds, Series 1997 (ZEVEX, Inc. Project)” in the amount of $2,000,000. The bonds are secured by an irrevocable Letter of Credit issued by a bank, which is subject to expiration no later than May 30, 2008. The bonds bear interest at an adjustable rate based on the weekly tax-exempt floater rate, as determined by the remarketing agent. During 2006, the interest paid monthly ranged from 2.99% to 4.18% (APR), with an average rate for 2005 of 3.69%. The bonds mature on October 1, 2016. Principal reductions occur in the amount of $100,000 per year. The outstanding balance was $1,100,000 at December 31, 2006, of which $100,000 is classified as current.

The following is a summary of the Company’s debt:

	Principal Payment due by period
Contractual Obligation	Total	Less than 1 –year	More than 1- year	More than 2- year	More than 3- year	More than 4- year	More than 5- year
Industrial Development Bond	$1,100,000	$100,000	$100,000	$100,000	$100,000	$100,000	$600,000
Other Long-term debt	710,144	59,358	650,786	-	-	-	-
Total	$1,810,144	$159,358	$750,786	$100,000	$100,000	$100,000	$600,000

Purchases of leasehold improvements to our facilities, tooling and new engineering, production and testing equipment totaled $1,373,234 for 2006, compared to $977,316 for 2005 and $379,886 in 2004. We expect to spend approximately $1,600,000 during 2007 for additional manufacturing equipment and software, for normal replacement of aging equipment, manufacturing tooling related to our proprietary products, and improvements to our manufacturing area.

Our expected principal liquidity requirements are working capital, investments in capital expenditures, and debt reduction. We believe our sources of liquidity are sufficient for operations during the coming twelve months (depending primarily on our growth rate and our results of operations). These sources include our projected cash from operations and, if necessary, draws from our existing revolving line of credit.

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

We have entered into an arrangement with a third party to service enternal feeding pumps for one of its European customers.  We recognize revenue when the service is performed, the price is fixed or determinable and collectibility is reasonably assured.

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

Additionally, customers’ financial condition and credit worthiness are regularly evaluated. Historically losses on collections have not been material. We also record a provision for estimated sales returns and allowances on products we have sold. These estimates are based on historical sales returns and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated or understated. As of December 31, 2006 and 2005, we have recorded allowances for doubtful accounts and sales returns of $140,000 and $130,000, approximately 1.8% and 2.3% respectively of gross accounts receivable.

Product and Inventory Obsolescence

Rapid change and technological innovation characterize the marketplace for medical products. As a result, we and our customers are subject to the risk of product and inventory obsolescence, whether from prolonged development, government approval cycles, or the development of improved products or processes by competitors. In addition, the marketplace could conclude that the task for which a customer’s medical product was designed is no longer an element of a generally accepted diagnostic or treatment regimen. Accordingly, we write down inventory that we believe is excess or obsolete. Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. As of December 31, 2006 and 2005, we have recorded an excess and obsolete reserve of $300,000 and $284,000, which is approximately 5.2% and 5.8%, respectively of gross inventories.

Warranty

We record a provision for estimated warranty reserve on products we have sold. These estimates are based on historical warranty expenses and other known factors. If the historical data we use to calculate these estimates does not properly reflect future warranty expenses, expenses could be understated or overstated. We have recorded a warranty expense allowance in the amount of $159,000 as of December 31, 2006 and $152,000 as of December 31, 2005.

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

In accordance with SFAS No. 142 goodwill and indefinite-lived intangible assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach. We are annually required to complete Step 1 (determining and comparing the fair value of our reporting units to their carrying values, as of December 31, 2006, we had one reporting unit with goodwill) of the impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value, involves the calculation of the implied fair value of goodwill. We completed Step 1 of the impairment assessment for the reporting unit with goodwill at its annual impairment testing date in 2006. Based upon our valuation procedures, we determined that the fair value of the reporting unit exceeded its carrying value. As such, we were not required to complete Step 2 of the impairment test and no impairment loss was recognized.

Net intangible assets and goodwill amounted to approximately $4.4 million as of December 31, 2006. Net fixed assets amounted to approximately $4.7 million as of December 31, 2006.

Stock Options

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R effective as of January 1, 2006, the beginning of the Company’s fiscal year.  The Company has adopted SFAS 123R using the modified prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which services have not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  Results for prior periods have not been restated in accordance with SFAS No. 123R.

The Company recognizes compensation expense equal to the grant date fair value of stock based awards for all awards expected to vest, over the period during which the related service is rendered by the grantee. The fair value of the stock based awards is determined primarily using Black-Scholes option pricing model, which is the same valuation model used previously in valuing stock options for pro forma footnote disclosures under the requirements of SFAS 123. Prior to September 2005, the Company used the “graded vesting” or accelerated method to value awards and to allocate those values over the requisite service periods. The Company estimated forfeiture rates are based on historical data and ranged from 5.4% to 8.6% for 2006. At December 31, 2006, the estimated forfeiture rate for unvested awards is 8.6% per year.

As of December 31, 2006, unrecognized compensation expense totaling $1,117,000 was related to stock based compensation under Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.6 years.

Through December 31, 2005, the Company elected to follow the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations (FIN No. 44) in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation. During 2006 and 2005, the Company recognized $61,762 and $33,688, respectively, in stock-based compensation for stock issued for the performance of services. During 2004, no stock-based compensation expense was recognized by the Company.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on the difference between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized, as determined based on our analyses of projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates, and therefore our deferred tax asset may not be ultimately realized. As of December 31, 2006, we have recorded a full valuation allowance against our federal and state charitable contribution carryforward and federal capital loss carryforward deferred tax assets because we did not consider it more likely than not that these assets would be realized based upon limitations on usage of certain of the carryforwards. A portion of the valuation allowance related to the benefit for stock option exercise increases the amount of the net operating loss carryforward. When this benefit is used in the future the impact will be recorded to additional-paid-in-capital rather than a reduction in income tax expense.

New Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007. The Company is continuing to evaluate the effect, if any, the adoption of FIN 48 will have on the financial position and results of operations, but does not expect the adoption to have a material effect.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS 157 may have on its consolidated financial position, results of operations or cash flows.

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

Quarterly Financial Data

The following table sets forth a summary of our quarterly income statement data for the fiscal years ended December 31, 2006 and 2005.

Summary of Quarterly Data

	12/06	9/06	6/06	3/06	12/05	9/05	6/05	3/05
Revenue	$ 10,285,037	$10,442,480	$10,475,816	$10,593,157	$ 9,354,882	$8,137,223	$6,797,653	$5,984,164
Gross profit	3,117,754	3,509,814	3,690,731	3,748,685	3,614,200	3,080,362	2,468,485	2,186,505
Net income (loss)	(84,136)	418,532	1,483,987	1,477,387	906,274	785,483	168,468	45,153
EPS basic	(.01)	.07	.26	.27	.18	.15	.03	.01
EPS diluted	(.01)	.07	.24	.24	.16	.15	.03	.01

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our line of credit, currently with a zero balance and our industrial development bond of $1,100,000. Principal payments of $100,000 are made annually on the industrial development bond, with the balance due October 1, 2016. The variable rate on the line of credit is LIBOR plus 1.80%, which was 7.12% at

December 31, 2006, and the variable rate on the industrial development bond is based on a weekly tax-exempt floater rate. The line of credit matures annually in May. At December 31, 2006, the above debt represented 63% of our total short-term funded debt and 61% of our total long-term funded debt compared with 64% short-term funded debt and 61% long-term funded debt at December 31, 2005. For illustrative purposes only, the impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for both our variable rate debt and cash. Based on hypothetical assumption, we would have incurred an additional $19,000 in interest expense and received $23,000 in additional interest income for the year ended December 31, 2006, we would have incurred an additional $25,000 in interest expense and received $6,000 in additional interest income for the year ended December 31, 2005, and an additional $22,000 in interest expense and received $6,000 in additional interest income for the year ended December 31, 2004.

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact on our fixed rate debt, which includes our term loan agreement, with a balance of $710,144 as of December 31, 2006, which is due on May 15, 2008 and is being amortized over a thirteen-year term at an interest rate of 5.4%.

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

The following consolidated financial statements of ZEVEX are included beginning at page 46, immediately following Item 15:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended

December 31, 2006, 2005, and 2004

Notes to the Consolidated Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified by the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers conclude that these controls and procedures are effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive and Chief Financial Officers, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment under the framework in Internal Control over Financial Reporting – Guidance for Smaller Companies, we concluded that our internal control over financial reporting was effective as of December 31, 2006. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, the independent registered public accounting firm which also audited our consolidated financial statements included in our annual reports on Form 10-K, as stated in their report which appears below.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Reports of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ZEVEX International, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting” of Item 9A of ZEVEX International, Inc’s Form 10-K, that ZEVEX International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ZEVEX International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ZEVEX International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ZEVEX International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of ZEVEX International, Inc. and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

March 13, 2007

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2006 are incorporated by reference into Part III of this report.

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

During 2006 and 2005, Ernst & Young LLP examined the accounts of ZEVEX and its subsidiaries and also provided other audit services to us in connection with Securities and Exchange Commission filings. A summary of these fees is set forth in the following table.

Fees Paid to Independent Auditors

Service provided	2006	2005
Audit fees	$306,754	$144,654
Audit-related fees	7,800	3,375
Tax fees	0	0
All other fees	13,443	0

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

In the Charter of the Audit Committee, as amended April 1, 2004, the Audit Committee has the sole authority to approve the audit and non-audit services of the auditors. For 2006 and 2005, the Audit Committee has approved all audit and non-audit services by the auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of this Report.

(1) - Financial Statements.

The following consolidated balance sheets of ZEVEX International, Inc. as of December 31, 2006 and

2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2006, are filed as part of this report:

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm

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

On November 1, 2006, a Form 8-K was filed to disclose information regarding future projections that was disclosed on the Company’s third quarter conference call.

On January 12, 2007, a Form 8-K was filed to disclose that the Company had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Moog Inc., a New York corporation (“Moog”), and Pumpco Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Moog (“Merger Sub”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEVEX INTERNATIONAL, INC.

Dated: March 16, 2007	By: /s/ DAVID J. MCNALLY
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

Signature	Title	Date

/s/ JOHN T. LEMLEY	Chairman of the Board of Directors	March 15, 2007

John T. Lemley

/s/ DAVID J. MCNALLY	Chief Executive Officer,	March 15, 2007
David J. McNally	President (Principal Executive
Officer)

/s/ PHILLIP L. MCSTOTTS	Director, Chief Financial Officer,	March 15, 2007
Phillip L. McStotts	Secretary, and Treasurer (Principal
Financial and Accounting Officer)

/s/ BRADLY A. OLDROYD	Director	March 15, 2007

Bradly A. Oldroyd

/s/ DAVID B. KAYSEN	Director	March 15, 2007

David B. Kaysen

/s/ DAN M. ROBERTSON	Director	March 15, 2007

Dan M. Robertson

/s/ RICHARD L. SHANAMAN	Director	March 15, 2007

Richard L. Shanaman

INDEX TO EXHIBITS

(Item 15(c))

Number	Exhibits
3.1	Articles of Incorporation of ZEVEX International, Inc., a Delaware corporation (1).
3.2	Bylaws of ZEVEX International, Inc., a Delaware corporation (1).
10.1	Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc., dated September 29, 1997 (1).
10.5#	ZEVEX International, Inc., Amended 1993 Stock Option Plan (2).
10.6	Industrial Development Bond Offering Memorandum dated October 30, 1996 (3).
10.7	Industrial Development Bond Reimbursement Agreement, dated October 30, 1996 (3).
10.19#	ZEVEX International, Inc., 1999 Stock Option Plan and Form of Stock Option Grant (4).
10.20#	Form of Stock Option Grant to Messrs. McNally and McStotts (5).
10.25	Amendment to Revolving Line of Credit Agreement between Bank One and ZEVEX International, Inc., dated June 29, 2001 (6).
10.27#	Executive Severance Package Agreement for Mr. McNally (7).
10.28#	Executive Severance Package Agreement for Mr. McStotts (7).
10.31	Amended and Restated Flocare 800 Manufacturing Agreement between ZEVEX

International, Inc. and Royal Numico, dated May 31, 2005 (9).

10.32	Amended and Restated Supply Agreement between ZEVEX International, Inc. and Royal

Numico, dated May 31, 2005 (9).
10.33	Amended and Restated Disposal Set Components Supply Agreement between ZEVEX International, Inc. and Royal Numico, dated May 31, 2005 (9).
10.34	Amended and Restated License Agreement between ZEVEX International, Inc. and Royal Numico, dated May 31, 2005 (9).
10.35	Amended and Restated License Agreement between ZEVEX International, Inc. and Royal

Numico, dated May 31, 2005 (9).

10.36	Maintenance and Service Agreement between ZEVEX International, Inc. and Royal

Numico, dated July 20, 2004 (8).

10.37	Settlement Agreement between a certain medical device manufacturer and ZEVEX International, Inc. dated April 7, 2006 (10)

10.38#	ZEVEX International, Inc., 2006 Equity Incentive Plan (11).
10.39#	Form of Stock Option Grant for ZEVEX International, Inc., 2006 Equity Incentive Plan (11).
10.40#	Form of Restricted Stock Unit for ZEVEX International, Inc., 2006 Equity Incentive Plan (11).
10.41	Agreement and Plan of Merger, dated January 12, 2007, by and among the Company, Moog, and Merger Sub (12).
21	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP Independent Registered Accountants

31.01	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)           Incorporated by reference to ZEVEX’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-12965).

(7)           Incorporated by reference to ZEVEX’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-12965).

(8)           Incorporated by reference to ZEVEX’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-12965).

(9)           Incorporated by reference to ZEVEX’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-12965).

(10)         Incorporated by reference to ZEVEX’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12965).

(11)         Incorporated by reference to ZEVEX’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-12965).

(12)         Incorporated by reference to ZEVEX’s Report on Form 8-K filed January 12, 2007 (File No. 001-12965).

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

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Dated: March 15, 2007

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

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Dated: March 15, 2007

By	/s/ Phillip L. McStotts
Phillip L. McStotts, CFO
(Chief Financial Officer)

EXHIBIT 32.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER,

AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, David J. McNally, Chief Executive Officer of ZEVEX International, Inc. hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(i)           The accompanying annual report on Form 10-K for the fiscal year ended December 31, 2006, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(ii)          The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated: March 15, 2007

By	/s/ David J. McNally

David J. McNally, CEO

(Chief Executive Officer)

EXHIBIT 32.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER,

AS REQUIRED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Phillip L. McStotts, Chief Financial Officer of ZEVEX International, Inc. hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(i)           The accompanying annual report on Form 10-K for the fiscal year ended December 31, 2006, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(ii)          The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of ZEVEX International, Inc.

Dated: March 15, 2007

By	/s/ Phillip L. McStotts

Phillip L. McStotts, CFO

(Chief Financial Officer)

CONSOLIDATED FINANCIAL STATEMENTS ZEVEX International, Inc. Years Ended December 31, 2006, 2005 and 2004 with Reports of Independent Registered Public Accounting Firm

ZEVEX International, Inc.

Consolidated Financial Statements

For the years ended December 31, 2006, 2005 and 2004

Contents

Reports of Independent Registered Public Accounting Firm	48

Audited Consolidated Financial Statements

Consolidated Balance Sheets	49
Consolidated Statements of Operations	50
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)	51
Consolidated Statements of Cash Flows	52
Notes to Consolidated Financial Statements	53

Reports of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ZEVEX International, Inc.

We have audited the accompanying consolidated balance sheets of ZEVEX International, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZEVEX International, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 9 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation, as a result of its adoption of SFAS No. 123(R), “Share-Based Payment”.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ZEVEX International, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

Salt Lake City, Utah	/s/ Ernst & Young LLP

March 13, 2007

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2006	2005
Current assets
Cash and cash equivalents	$ 2,789,276	$ 1,284,218
Designated cash for sinking fund payment on industrial
development bond	91,174	89,037
Accounts receivable, net of allowance for doubtful
accounts of $140,000 in 2006 and $130,000 in 2005	7,934,443	5,641,229
Inventories	5,784,358	4,586,418
Deferred tax assets - current	460,790	-
Prepaid expenses and other current assets	636,423	213,612
Total current assets	17,696,464	11,814,514

Property and equipment, net	4,673,347	4,639,136
Patents and trademarks, net	335,951	348,467
Goodwill, net	4,048,264	4,048,264
Deferred tax assets - non-current	237,337	-
Total assets	$ 26,991,363	$ 20,850,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 3,130,356	$ 2,462,071
Other accrued liabilities	1,629,118	1,290,911
Deferred revenue	-	52,081
Current portion of industrial development bond	100,000	100,000
Income taxes payable	2,591	2,965
Current portion of other long-term debt	59,358	56,219
Total current liabilities	4,921,423	3,964,247

Industrial development bond	1,000,000	1,100,000
Other long-term debt	650,786	710,143

Stockholders' equity
Common stock; $.001 par value, 22,000,000
authorized shares, 5,714,387 issued and 5,655,685
outstanding at December 31, 2006 and 5,349,890
issued and 5,291,040 outstanding at December 31, 2005	5,714	5,350
Additional paid in capital	18,768,158	16,719,396
Treasury stock, 58,702 shares (at cost) at December 31, 2006
and 58,850 shares (at cost) at December 31, 2005	(89,085)	(89,422)
Retained earnings (accumulated deficit)	1,734,367	(1,559,333)
Total stockholders' equity	20,419,154	15,075,991

Total liabilities and stockholders' equity	$ 26,991,363	$ 20,850,381

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
Revenue:
Product sales	$ 40,795,083	$ 29,721,595	$ 22,968,163
Engineering services	1,001,407	552,327	666,192
Total revenue	41,796,490	30,273,922	23,634,355

Cost of sales	27,729,506	18,924,370	15,177,377
Gross profit	14,066,984	11,349,552	8,456,978

Operating expenses:
General and administrative	5,719,770	4,637,307	3,853,514
Selling and marketing	4,219,940	3,454,689	3,288,999
Research and development	1,642,519	1,208,466	1,430,692
Asset impairment	31,073	-	-
Total operating expenses	11,613,302	9,300,462	8,573,205

Operating income (loss)	2,453,682	2,049,090	(116,227)

Other income (expense):
Interest and other income	105,717	11,720	22,209
Interest expense	(134,594)	(151,837)	(142,042)
Patent infringement settlement	947,760	-	-
(Loss) gain on sale of securities	(9,000)	-	25,861
Income (loss) before income taxes	3,363,565	1,908,973	(210,199)

(Provision) benefit for income taxes	(67,795)	(3,595)	31,222

Net income (loss)	$ 3,295,770	$ 1,905,378	$ (178,977)

Basic net income (loss) per share	$ 0.59	$ 0.37	$ (0.04)

Weighted average shares outstanding	5,539,588	5,125,242	5,101,446

Diluted net income (loss) per share	$ 0.54	$ 0.35	$ (0.04)

Diluted weighted average shares outstanding	6,149,925	5,512,811	5,101,446

ZEVEX INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
					Retained	Unrealized
			Additional		Earnings/	(Loss) Gain on
	Common Stock		Paid-in	Treasury	(Accumulated	Available-for-sale
	Shares	Amount	Capital	Stock	Deficit)	Securities	Total
Balances at January 1, 2004	5,160,296	$ 5,160	$ 16,290,452	$ (89,422)	$ (3,285,675)	$ 3,067	$ 12,923,582
Comprehensive loss:
Net loss	--	--	--	--	(178,977)	--	(178,977)
Other comprehensive income, net of tax:
Change in unrealized loss on available-for-sale securities	--	--	--	--	--	(21,592)	(21,592)
Total comprehensive loss							(200,569)
Balances at December 31, 2004	5,160,296	5,160	16,290,452	(89,422)	(3,464,652)	(18,525)	12,723,013
Comprehensive income:
Net income	--	--	--	--	1,905,378	--	1,905,378
Other comprehensive income, net of tax:
Change in unrealized loss on available-for-sale securities	--	--	--	--	--	18,525	18,525
Total comprehensive income							1,923,903
Exercise of stock options for cash	177,000	177	387,455	--	(59)	--	387,573
Issuance of stock for services	12,594	13	41,489	--	--	--	41,502
Balances at December 31, 2005	5,349,890	5,350	16,719,396	(89,422)	(1,559,333)	--	15,075,991
Net income	--	--	--	--	3,295,770	--	3,295,770
Exercise of stock options for cash	357,750	358	806,929	--	--	--	807,287
Tax benefit from stock option exercises	--	--	762,636	--	--	--	762,636
Issuance of fractional shares in stock split	42	--	1,629	337	(2,070)	--	(104)
Stock-based compensation expense	--	--	415,812	--	--	--	415,812
Issuance of stock for services	6,705	6	61,756	--	--	--	61,762
Balances at December 31, 2006	5,714,387	$ 5,714	$ 18,768,158	$ (89,085)	$ 1,734,367	$ -	$ 20,419,154

ZEVEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$ 3,295,770	$ 1,905,378	$ (178,977)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	756,934	710,612	857,731
Asset (and other than temporary) impairment	31,073	27,525	-
(Gain) loss on disposal of asset	(8,323)	514	-
Non-cash stock-based compensation expense	415,812	-	-
Stock issued for services	61,762	41,498	-
Provision for bad debts	7,817	13,696	6,521
Deferred income taxes	(698,127)	-	-
Realized loss (gain) on marketable securities	9,000	-	(3,361)
Changes in operating assets and liabilities
Designated cash for sinking fund payment
on industrial development bond	(2,137)	7,005	(765)
Accounts receivable	(2,301,031)	(2,091,489)	260,384
Inventories	(1,197,940)	(1,663)	(470,188)
Prepaid expenses and other assets	(443,061)	(8,172)	29,006
Accounts payable	668,285	512,453	408,918
Accrued and other liabilities	338,207	684,177	81,663
Deferred revenue	(52,081)	52,081	(426,067)
Income taxes receivable/payable	(374)	960	444,553
Net cash provided by operating activities	881,586	1,854,575	1,009,418
Cash flows from investing activities
Purchase of property and equipment	(1,373,234)	(977,316)	(379,886)
Additions of patents and trademarks	(16,468)	(40,227)	(29,634)
Proceeds from sale of land	588,323	-	-
Proceeds from other receivable from sale of business	-	-	988,703
Redemption of available-for-sale marketable securities	11,250	-	40,519
Net cash (used in) provided by investing activities	(790,129)	(1,017,543)	619,702
Cash flows from financing activities
Principal payments on capital lease and long-term debt	(56,218)	(53,246)	(173,380)
Payment on industrial development bond	(100,000)	(100,000)	(100,000)
Net (payments on) proceeds from bank line of credit	-	-	(1,810,970)
Income tax benefit from exercise of stock options	762,636	-	-
Proceeds from exercise of stock options	807,183	387,573	-
Net cash provided by (used in) financing activities	1,413,601	234,327	(2,084,350)

Net increase (decrease) in cash and cash equivalents	1,505,058	1,071,359	(455,230)
Cash and cash equivalents at beginning of period	1,284,218	212,859	668,089
Cash and cash equivalents at end of period	$ 2,789,276	$ 1,284,218	$ 212,859

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

Principles of Consolidation

The consolidated financial statements for 2006 include the accounts of ZEVEX International, Inc. (the Company) and its wholly owned operating subsidiary ZEVEX, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and title has passed, and collectibility is reasonably assured. If such criteria are not met, revenue is deferred. As of December 31, 2006, 2005, and 2004, the Company had expensed as incurred shipping and handling costs, of $756,000, $531,000, and $490,000 respectively, which are included in selling and marketing.

The Company recognizes revenue from products sold to distributors when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and title has passed, and collectibility is reasonably assured. If such criteria are not met, revenue is deferred. There are no post-shipment obligations other than warranty service related to the product, no rights to return the product unless it is defective, no price protection, and no volume pricing rebates or stock rotation rights.

Contracts to perform engineering design and product development services are generally performed on a time and materials basis. Revenue generally is recognized as milestones are achieved; costs are expensed as incurred.

The Company has entered into an arrangement with a third party to service enternal feeding pumps for one of its European customers.  The Company recognizes revenue when the service is performed, the price is fixed or determinable and collectibility is reasonably assured.

Cash and Cash Equivalents

The Company considers all certificates of deposit and highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade accounts receivable and certain debt issuances (see Note 7). Cash and cash equivalents are held in federally insured financial institutions or invested in high-grade, short-term commercial paper issued by major United States corporations. Marketable securities consist principally of corporate stocks. The Company sells its products primarily to, and has trade receivables with, independent durable medical equipment manufacturers and dealers in the United States and abroad. During 2006, two customers accounted for approximately 31% and 10% of revenue, respectively, and 51% of the accounts receivable balance at December 31, 2006. During 2005, two customers accounted for approximately 14% and 13% of revenue, respectively, and 43% of the accounts receivable balance at December 31, 2005. During 2004, one customer accounted for approximately 11% of revenue.

During the 2006 fiscal year, the Company generated total revenue of $41,796,490, of which $16,926,316 (40%) was considered foreign source revenue. During the 2005 fiscal year, the Company generated total revenue of $30,273,922, of which $6,805,033 (22%) was considered foreign source revenue. During the 2004 fiscal year, the Company had total revenue of $23,634,355, of which $3,168,587 (13%) was considered foreign source revenue.

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

Inventories

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. The Company reviews inventory for indicators that its inventory exceeds its market value or that inventory quantities exceed amounts ultimately expected to be used or sold and writes down inventory as deemed necessary. As of December 31, 2006 and 2005, the Company had recorded an excess and obsolete reserve of approximately $300,000 and $284,000 respectively.

Sales Returns and Warranty

The Company records a provision for estimated sales returns and allowances and warranty reserve on products it has sold. These estimates are based on historical sales returns and warranty expenses and other known factors.

Marketable Securities

As of December31, 2006, the Company had no marketable securities. As of December 31, 2005, the Company’s marketable securities consisted of equity securities classified as available-for-sale. Such securities are carried at their fair value based upon their quoted market prices at December 31, 2005.

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

Marketable Securities (continued)

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

As of December 31, 2006 and 2005, the Company did not have any unrealized holding gains or losses.

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

Patents, Trademarks, and Other Intangibles

The costs of acquired and internally developed patents, trademarks, and other intangibles are amortized over the estimated fifteen year useful life of the intangible asset on a straight-line basis. At December 31, 2006 and 2005, accumulated amortization related to patents, trademarks, and other intangibles was $199,047 and $170,063, respectively. The Company periodically reviews the recoverability of its intangible assets and where impairment in value has occurred, such intangibles are written down to net realizable value.

Goodwill

As of December 31, 2006 and 2005, the Company’s gross goodwill balance was $4,568,577 with accumulated amortization of $520,313.

In accordance with SFAS No. 142 goodwill and indefinite-lived intangible assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this Statement. This impairment test uses a fair value approach. The Company is annually required to complete Step 1 (determining and comparing the fair value of the Company’s reporting units to their carrying values, as of December 31, 2006, the Company had one reporting unit with goodwill) of the impairment test. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value and involves the calculation of the implied fair value of goodwill. The Company completed Step 1 of the impairment assessment for its reporting unit with goodwill at its annual impairment testing date in 2006. Based upon the Company’s valuation procedures, the Company determined that the fair value of the reporting unit exceeded its carrying value. As such, the Company was not required to complete Step 2 of the impairment test and no impairment loss was recognized.

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

Income Taxes

The Company provides for income taxes based on the liability method, which requires recognition of deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance has been established to reduce deferred tax assets to the amount that the Company believes will be more likely than not to be realized (see Note 6).

Stock Split

On May 19, 2006, the Company effected a 3-for-2 stock split in the form of a 50% stock dividend. The dividend entitled all shareholders of record date of May 4, 2006 to receive one additional common share for every two common shares held. 148 shares of Treasury Stock and 42 shares of Common stock were used to adjust for fractional shares related to the dividend. The capital stock accounts, all share data and earnings per share data give effect to the stock split, applied retrospectively, to all periods presented.

Stock Options

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R effective as of January 1, 2006, the beginning of the Company’s fiscal year.  The Company has adopted SFAS 123R using the modified prospective method, which requires the application of SFAS No. 123R to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which services have not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining services are rendered.  Results for prior periods have not been restated in accordance with SFAS No. 123R.

The Company recognizes compensation expense equal to the grant date fair value of stock based awards for all awards expected to vest, over the period during which the related service is rendered by the grantee. The fair value of the stock based awards is determined primarily using Black-Scholes option pricing model, which is the same valuation model used previously in valuing stock options for pro forma footnote disclosures under the requirements of SFAS 123. Prior to September 2005, the Company used the “graded vesting” or accelerated method to value awards and to allocate those values over the requisite service periods. The Company estimated forfeiture rates are based on historical data and ranged from 5.4% to 8.6% for 2006. At December 31, 2006, the estimated forfeiture rate for unvested awards is 8.6% per year.

As of December 31, 2006, unrecognized compensation expense totaling $1,117,000 was related to stock based compensation under Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.6 years.

Through December 31, 2005, the Company elected to follow the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations (FIN No. 44) in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Stock Options (continued)

Compensation. During 2006 and 2005, the Company recognized $61,762 and $33,688, respectively, in stock-based compensation for stock issued for the performance of services. During 2004, no stock-based compensation expense was recognized by the Company.

Had compensation expense for options under the Company’s two stock-based compensation plans been determined based on the fair value of the option at the grant dates for awards under those plans consistent with SFAS 123, the Company’s net income (loss) and earnings (loss) per share for years prior to the adoption of SFAS No. 123R would have been adjusted to the pro forma amounts for the years ended December 31, as indicated below:

	2005	2004
Net income (loss) as reported	$ 1,905,378	$ (178,977)
Less: Stock compensation expense determined under fair value method, net of related tax effects	1,114,901	599,040
Pro forma net income (loss)	$ 790,477	$ (778,017)
Earnings (loss) per share:
Basic – as reported	$ 0.37	$ (0.03)
Basic – pro forma	$ 0.15	$ (0.15)
Diluted – as reported	$ 0.35	$ (0.03)
Diluted – pro forma	$ 0.14	$ (0.15)

The fair value of the Company’s options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2006, 2005, and 2004, respectively, for options where the stock price equals the exercise price: risk-free interest rate of 4.9%, 4.2%, and 3.3%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of .79, .74, and .73; and a weighted-average expected life of the option of 3.5, 3.3, and 3.5 years. The estimated weighted-average fair values of options granted in the years ended December 31, 2006, 2005, and 2004 were $7.11, $4.73, and $2.30, respectively.

FAS 123R requires the use of the expected term rather than the contractual term of the employee stock option. Contractual terms of the stock options range from 5 to 10 years from grant date (5 years for new options). ZEVEX has adopted the “shortcut approach” on plain vanilla employee stock options as allowed under SAB 107. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. Assuming a 5-year contractual term and straight-line vesting over 3-years, the “shortcut approach” produces a 3.5 year expected life.

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

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $50,713, $69,759, and $40,450, respectively, for the years ended December 31, 2006, 2005, and 2004.

Research and Development Costs

Research and development costs are expensed as incurred.

New Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007. The Company is continuing to evaluate the effect, if any, the adoption of FIN 48 will have on the financial position and results of operations, but does not expect the adoption to have a material effect.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS 157 may have on its consolidated financial position, results of operations or cash flows.

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

Net income (loss), as presented on the consolidated statements of operations, represents the numerator used in calculating basic and diluted net income (loss) per common share. The following table sets forth the computation of the shares used in determining basic and diluted net income (loss) per common share for the years ended December 31. All shares outstanding data give effect to the stock split, applied retrospectively, to all periods presented.

(in thousands)	2006	2005	2004
Denominator for basic net income (loss) per common share – weighted-average shares	5,540	5,125	5,101
Dilutive securities: options/restricted stock units	610	388	–
Denominator for diluted net income (loss) per common share – adjusted weighted-average shares	6,150	5,513	5,101

1. Description of Organization and Business and Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share (continued)

Options to purchase approximately 15,000, 171,750, and 1,304,250, shares of common stock were outstanding at December 31, 2006, 2005, and 2004, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Supplemental Cash Flow Information

Supplemental disclosures of cash flow information are as follows:

	Year Ended December 31
	2006	2005	2004
Cash paid during the year for:
Interest	$ 134,343	$ 150,457	$ 141,589

Schedule of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale marketable securities	–	–	(18,525)

2. Inventories

Inventories consist of the following at December 31:

	2006	2005
Materials	$3,518,998	$3,139,027
Work-in-progress	800,303	756,747
Finished goods, including completed subassemblies	1,465,058	690,644
	$5,784,358	$4,586,418

3. Marketable Securities

The following is a summary of marketable securities at December 31, 2005:

		Gross Unrealized	Estimated Fair
Available-for-Sale	Cost	Gains	Value
Equity securities	$ 20,250	$ --	$ 20,250

As discussed in Note 1 above, an other-than-temporary impairment loss of $27,525 on available-for-sale marketable securities was recognized during 2005.

4. Property and Equipment

Property and equipment consist of the following at December 31:

	2006	2005
Machinery and equipment	$ 847,406	$ 596,227
Enteral feeding pumps	3,945,140	3,858,699
Furniture and fixtures	964,404	1,191,617
Tooling costs	2,160,875	1,514,827
Building	3,033,536	3,012,638
Land	504,415	1,084,415
	11,455,776	11,258,423
Less accumulated depreciation and amortization	(6,782,429)	(6,619,287)
	$ 4,673,347	$ 4,639,136

4. Property and Equipment (continued)

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

Depreciation and amortization expense (including software amortization expense) for property and equipment for the years ended December 31, 2006, 2005, and 2004 amounted to $727,950, $683,608, and $833,064, respectively. Assets that are fully depreciated including machinery and equipment, furniture and fixtures, tooling, and software, some of which are still in use by the Company, have been excluded from the table above.

5. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2006	2005
Accrued payroll and related taxes and benefits	$997,806	$888,656
Accrued vacation	148,812	166,505
Warranty reserve	159,000	152,000
Other accrued expense	323,500	83,750
	$1,629,118	$1,290,911

6. Income Taxes

Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current, depending on the periods in which the temporary differences are expected to reverse.

Significant components of the Company’s deferred income taxes as of December 31 are as follows:

	2006	2005
Deferred tax assets:
Accruals and expenses not currently deductible	$ 315,861	$ 303,437
Fixed asset and other basis differences	57,983	120,230
Net operating loss carryforward	224,319	805,302
Federal and state tax credit carryforward	135,009	395,088
Charitable contribution carryforward	1,842,491	1,845,062

Capital loss carryforward	1,803,538	3,366,236
Total deferred tax assets	4,379,201	6,835,355

Valuation allowance	(3,681,074)	(6,835,355)
Net deferred taxes	$ 698,127	$ -

The Company has recorded a full valuation allowance against its charitable contribution and capital loss carryforward deferred tax assets because the Company did not consider it more likely than not that these assets would be realized based upon limitations on usage of certain of the carryforwards. A portion of the valuation allowance, $35,045, relates to the benefit from stock option exercises prior to 2006 which increases the amount of the net operating loss and tax credits carryforwards. During 2006, the Company benefited in a reduction to current taxes payable of $762,637 related to stock option exercises, which was recorded directly to additional-paid-in-capital. An additional $951,534 of tax benefits were also generated as a result of stock option exercises in 2006, but under SFAS No. 123R, such amounts are not recognized as deferred tax assets are realized (i.e. when they reduce the taxes paid). When the remaining benefit of $986,579 is used in the future, the impact will be recorded to additional-paid-in-capital rather than a reduction in income tax expense.

6. Income Taxes (continued)

The (provision) benefit for income taxes consists of the following:

	2006	2005	2004
Current taxes:
Federal	$ -	$ -	$ 33,857
State	(3,285)	(3,595)	(2,635)
Deferred taxes:
Federal	(58,803)	-	–
State	(5,707)	-	–
(Provision) benefit for income taxes	$ (67,795)	$ (3,595)	$ 31,222

The actual tax benefit (expense) differs from the 34% federal statutory rate as follows:

	2006	2005	2004

Federal tax (expense) benefit at statutory rate	$ (1,143,612)	$ (649,051)	$ 71,468
State income tax, (including state R & D credit), net	(92,617)	(15,188)	51,321
Research and development credit	92,844	74,682	89,998
Change in valuation allowance	1,249,736	612,376	(162,571)
Non-deductible stock-based compensation	(155,098)	--	--
Other non-deductible expenses	(19,048)	(26,414)	(18,994)
Total (provision) benefit for income taxes	$ (67,795)	$ (3,595)	$ 31,222

The Company has federal net operating loss carryforwards totaling approximately $1,346,000 that begin to expire in 2023. The Company has state net operating loss carryforwards totaling approximately $10,425,000 that begin to expire in 2016. The Company has a federal and state charitable contribution carryforward totaling approximately $4,940,000 that is only recognizable if the Company has taxable income. This carryforward expires in 2007. Finally, the Company has federal capital loss carryforwards of approximately $5,305,000 that begin to expire in 2007. In 2006, $4,624,000 of federal capital loss carryforward expired. Under the “change of ownership” provisions of the Internal Revenue Code, utilization of the Company’s net operating loss carryforward may be subject to an annual limitation.

7. Debt

Bank Line of Credit

The Company maintains a line of credit arrangement with a financial institution with availability of $3 million. The line matures on May 29, 2007. The Company expects that it will be able to renew its line of credit in May 2007. The line of credit is collateralized by accounts receivable and inventory and bears interest at the rate of LIBOR plus 1.80%, which was 7.12% at December 31, 2006 and LIBOR plus 2.40%, which was 6.79% at December 31, 2005. The Company had a zero balance on this line of credit at December 31, 2006 and 2005. Under the line of credit agreement, the Company is restricted from declaring cash dividends and must maintain certain levels of working capital and meet certain other financial covenants. The Company was in compliance with such covenants as of December 31, 2006.

Industrial Development Bond

On October 30, 1996, the Company completed a transaction defined as “Murray City, Utah, Adjustable Rate Industrial Development Revenue Bonds, Series 1997 (ZEVEX, Inc. Project)” in the amount of $2,000,000. The bonds are secured by an irrevocable Letter of Credit issued by a bank, which is subject to expiration no later than May 30, 2008. The bonds bear interest at an adjustable rate based on the weekly tax-exempt floater rate, as determined by the remarketing agent. During 2006, the interest paid monthly ranged from 2.99% to 4.18% (APR), with an average rate for 2005 of 3.69%. The bonds mature on October 1, 2016. Principal reductions occur in the amount of $100,000 per year. The outstanding balance was $1,100,000 at December 31, 2006, of which $100,000 is classified as current.

7. Debt (continued)

Other Long-term Debt

On April 18, 2001, the Company entered into a Term Loan Agreement with a bank for the amount of $1,000,000. The agreement as amended, is secured by the Company’s manufacturing facility. The note is due May 15, 2008 and is being amortized over a thirteen-year term, at an interest rate of 5.4%. The outstanding balance at December 31, 2006 was $710,144, of which $59,358 is classified as current.

The following is a summary of the Company’s debt:

	Principal Payment due by period
Contractual Obligation	Total	Less than 1 –year	More than 1- year	More than 2- year	More than 3- year	More than 4- year	More than 5- year
Industrial Development Bond	$1,100,000	$100,000	$100,000	$100,000	$100,000	$100,000	$600,000
Other Long-term debt	710,144	59,358	650,786	–	–	–	–
Total	$1,810,144	$159,358	$750,786	$100,000	$100,000	$100,000	$600,000

8. Employee Benefit Plans

401(k) Profit Sharing Plan

The Company maintains a qualified 401(k) profit sharing plan covering substantially all employees. Eligible employees may defer a portion of their salary. At the discretion of the Board of Directors, the Company may make a contribution of up to four percent (4%) of the eligible employees’ salaries and an additional discretionary amount to be determined each year by the Board of Directors. Employees are fully vested in the employer contributions after six years. Contributions to the plan for the years ended December 31, 2006, 2005, and 2004 were $186,061, $149,065, and $128,202, respectively.

9. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of $.001 par value preferred stock. None of the preferred stock was issued or outstanding at December 31, 2006 or 2005.

Common Stock Reserved for Future Issuance

At December 31, 2006, the Company had reserved 2,132,730 shares of common stock for future issuance under the Company’s stock option plans.

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

9. Stockholders’ Equity (continued)

Stock Option Plans (continued)

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

During 2006, the Board of Directors established the 2006 Equity Incentive Plan (the “2006 Plan”), which was ratified by shareholders in May 2006. The 2006 Plan authorized 1,000,000 shares of common stock for issuance, subject to adjustment for such matters as stock splits and stock dividends. The 2006 Plan provides for the grant of restricted stock, restricted stock units, incentive stock options, stock appreciation rights, and stock awards to eligible participants and may be administered by the Board of Directors or by the Compensation Committee. During 2006, 57,400 restricted stock units (RSU) were granted under the 2006 Plan. The restricted stock has a four year vesting period, during which the recipient must remain employed with the Company.  The average fair value of the stock on the date of grants made during 2006 was $9.86 per share.

A summary of stock option activity for both plans, and related information for the year ended December 31, 2004, 2005 and 2006, follows:

	Shares	Outstanding Stock Options		Restricted Stock Units		Average	Aggregate
	Available for Grant	Number of Shares	Price Per Share	Number of Shares	Ave. Price Per Share	Exercise Price	Intrinsic Value

Balance at January 1, 2004	647,354	1,039,425	$ 1.27 – 3.33	–	–	$ 2.57	$ 397,250
Options granted	(666,000)	666,000	2.20 – 2.87	–	–	$ 2.48	–
Options exercised	–	–	–	–	–	–	–
Options forfeited/cancelled	401,175	(401,175)	1.27 – 3.33	–	–	2.74	38,100
Balance at Dec. 31, 2004	382,529	1,304,250	1.27 – 3.33	–	–	2.47	620,800
Options/shares granted	(367,344)	367,344	2.40 – 8.55	–	–	5.46	–
Options exercised	--	(189,594)	1.27 – 3.17	–	–	2.21	1,061,958

Options forfeited/cancelled	30,000	(30,000)	1.98 – 2.70	–	–	2.63	17,003
Balance at Dec. 31, 2005	45,185	1,452,000	$ 1.27 – 8.55	–	–	$ 3.26	$7,060,138
Additional authorization	1,000,000	–	–	–	–	–	–
Options/shares granted	(50,205)	50,205	2.40 – 13.13	–	–	10.01	–
RSU granted	(57,400)	–	–	57,400	$ 9.86	–	–
Options exercised	--	(364,455)	1.27 – 7.93	–	–	2.32	3,690,772
Options forfeited/cancelled	93,750	(93,750)	2.23 – 8.55	–	–	3.03	625,483
Balance at Dec. 31, 2006	1,031,330	1,044,000	$1.44 – 13.13	57,400	$ 9.86	$ 3.94	$6,223,130

Vested at Dec. 31, 2006		844,320	$ 1.44 – 8.55	–	–	$ 3.38	$5,467,862
Vested and expected to vest		1,029,000	$ 1.44 – 9.46	57,400	$ 9.86	$ 4.11	$6,800,414

Additionally, SFAS No. 123R requires that companies with wide ranges between the high and low exercise prices of its stock options segregate the exercise prices into ranges that are meaningful for assessing the timing and number of additional shares that may be issued and the cash that may be received as a result of the option exercises.

9. Stockholders’ Equity (continued)

Stock Option Plans (continued)

Below is option information based on segregated ranges of exercise prices as of December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ 1.44-3.33	834,000	3.4 years	$ 2.66	739,125	3.2 years	$ 2.65
8.55-13.13	210,000	4.7 years	8.99	105,195	5.4 years	8.55
$ 1.44-13.13	1,044,000	3.7 years	$ 3.94	844,320	3.4 years	$ 3.38

On December 14, 2005, the Company accelerated vesting of all unvested options to purchase shares of common stock that were held by current employees and directors that were unvested and granted prior to June 1, 2004, which have an exercise price per share ranging from $1.26 to $3.33. Also, on December 14, 2005, the Company issued options to all independent directors to purchase shares of common stock that were immediately vested, which have an exercise price per share of $8.55. Options to purchase approximately 530,063 shares of common stock were subject to this acceleration and the immediate vesting. The exercise prices and number of shares subject to the accelerated options and the immediate vesting were unchanged. The acceleration and the immediate vesting was effective December 14, 2005. The acceleration and the immediate vesting of these options was undertaken to eliminate the future compensation expense of approximately $617,000 that the Company would have otherwise recognized under SFAS 123R in its future consolidated statements of operations. By the accelerating and the immediate vesting of these options, the $617,000 is included in the pro-forma disclosure of stock-based compensation (Note 1). However, during 2006 the Company realized an expense of approximately $64,000 related to employees that terminated their employment before the accelerated options would have originally vested.

10. Fair Value of Financial Instruments

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

10. Fair Value of Financial Instruments (continued)

The carrying amounts and fair values of the Company’s financial instruments are as follows at

December 31:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$ 2,789,276	$ 2,789,276	$ 1,284,218	$ 1,284,218
Accounts receivable	7,934,443	7,934,443	5,641,229	5,641,229
Marketable securities	--	--	20,250	20,250
Accounts payable	3,130,356	3,130,356	2,462,071	2,462,071
Industrial development bond	1,100,000	1,100,000	1,200,000	1,200,000
Other long-term debt	710,144	697,297	766,362	749,066

11. Business Segments

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

Segment information for the year ended December 31, 2006 (in thousands) is as follows:

	Therapeutics	Applied Technology	Corporate and Unallocated	Total
Revenue	$ 27,608	$ 14,188	$ --	$ 41,796
Cost of sales	18,923	8,806	--	27,729
Gross profit	8,685	5,382	--	14,067

Selling and marketing	3,155	1,065	--	4,220
Research and development	1,025	617	--	1,642
Contribution margin	4,503	3,700	--	8,205
General and administrative	--	--	5,720	5,720
Asset impairment	31	--	--	31
Other (income)/expense	--	--	(910)	(910)
Provision for income taxes	--	--	68	68
Net income				$ 3,296

Total assets	$ 48	$ 4,048	$ 22,895	$ 26,991

Included in the segment assets disclosed above are specifically identified fixed assets and goodwill. All assets other than those specifically identified fixed assets and goodwill are included in Corporate and Unallocated. The only specifically identified fixed assets include nutritional pumps and tooling, which are included in the Therapeutics segment. All other fixed assets are used jointly by the segments. Goodwill represents approximately $4,048,000 in Applied Technology. The above segments include stock-based compensation of approximately $416,000, allocated to Therapeutics in the amount of $101,000, Applied Technology in the amount of $107,000, and Corporate and Unallocated in the amount of $208,000. No compensation costs were capitalized.

11. Business Segments (continued)

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

12. Other Events

On February 23, 2006, ZEVEX International, Inc., (the “Company”) filed a complaint in the United States District Court, alleging the infringement of certain patents by a medical device manufacturer. The complaint alleged that the manufacturer made, sold and offered for sale infusion pumps that utilized ZEVEX patented technology. On April 7, 2006, the parties entered into a Settlement Agreement under which the Company granted a non-exclusive royalty-free license to the manufacturer to use certain Patents in the intravenous infusion pump market and dismissed the lawsuit within seven days of settlement. The Settlement Agreement also provided that the manufacturer would pay to the Company the sum of One Million Dollars ($1,000,000), provide a covenant not to sue under certain claims of Patents held by the manufacturer, and provide appropriate patent markings on manufactured product. Such amount is included net of associated legal costs in the statement of operations for the year ended December 31, 2006.

On January 12, 2007, we executed a definitive Merger Agreement with Moog Inc. (NYSE: MOG.A and MOG.B). Upon the closing of the merger, which is subject to regulatory and shareholder approval, ZEVEX will become a wholly-owned subsidiary of Moog. The merger is expected to close in March 2007.

12. Other Events (continued)

Upon the closing of the merger, each share of ZEVEX common stock that is issued and outstanding immediately prior to the closing, and each outstanding restricted stock unit that is convertible into shares of ZEVEX common stock, will be converted into the right to receive from Moog $13.00 in cash. Each outstanding option for shares of common stock will automatically be converted into the right to receive $13.00 per share for each share of common stock that is purchasable pursuant such option, less the per share exercise price of each such share. The maximum aggregate purchase price in the merger is $83.8 million. Moog intends to finance the acquisition from an existing line of credit.